Form 10-K
period 2017-12-31
PITNEY BOWES INC /DE/
filed 2018-02-22
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017    Commission file number: 1-3579
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
Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check marks whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2.8 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on January 31, 2018: 186,779,761 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2018, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	any potential impact from the announcement that the Board of Directors of the Company is conducting a review of strategic alternatives

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments and the introduction of new products and services by competitors

•	our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required

•	the market’s acceptance of new products and services

•
our ability to fully utilize the enterprise business platform in North America, implemented in 2016, and successfully deploy it in major international markets without significant disruption to existing operations

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates, labor conditions and fuel prices

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in postal or banking regulations, including changes in, or loss of, our contractual relationships with the U.S. Postal Service

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in the Global Ecommerce segment

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations, including the impact of the Tax Cuts and Jobs Act of 2017

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Risks are more fully described under Item 1A. "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We offer customer information management, location intelligence and customer engagement products and solutions to help our clients market to their customers, and shipping, mailing, fulfillment, returns and cross-border ecommerce products and solutions that enable the sending of parcels and packages across the globe. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

Our Strategy and Business Segments
Our business is organized around three distinct sets of solutions -- Small and Medium Business Solutions (SMB), Enterprise Business Solutions and Digital Commerce Solutions (DCS).

Small and Medium Business Solutions
We are a global leader in providing a full range of equipment, software, supplies and services that enable our clients to efficiently create physical and digital mail, evidence postage and print shipping labels for the sending of mail, flats and parcels. We segment the SMB Solutions group between our North America operations, comprising the U.S. and Canadian businesses, and our International operations, comprising all other SMB businesses globally. We are a leading provider of mailing systems and technology globally with about 1.1 million meters installed worldwide.  We are also continuing to expand our business to include on-line and software-as-a-service (SaaS) offerings delivered via our newest meters, desktop computers and mobile devices.  Our latest hardware systems are designed with an open platform architecture to enable access to additional value to clients via online or SaaS offerings delivered directly through the device.

Enterprise Business Solutions
Our Enterprise Business Solutions group includes equipment and services that enable large enterprises to process inbound and outbound mail. The Enterprise Business Solutions group includes our Production Mail operations and Presort Services operations.

Production Mail
Our product and service offerings enable clients to integrate all areas of print and mail into an end-to-end production environment from message creation to dispatch while realizing cost savings on postage. The core products within this segment include high-speed, high-volume inserting equipment, customized sortation products for mail and parcels and high-speed digital color printing systems that create high-value, relevant and timely communications targeted to our clients' customers. We will be expanding our cloud connectivity solutions that are currently available for our inserter equipment to become available for our print and sortation machines.

Presort Services
We are a national outsource provider of mail presort services for First-Class, Standard and flats in the U.S. and a workshare partner of the United States Postal Service (USPS). Our Presort Services network and fully-customized proprietary technology provides our clients with end-to-end solutions from pick up at their location to delivery into the postal system network. We process approximately 16 billion pieces of mail annually through our network of operating centers throughout the Unites States and are able to expedite mail delivery and optimize postage savings for our clients.

Digital Commerce Solutions
Within the Digital Commerce Solutions group, we provide a broad range of solutions, including customer information management, location intelligence, customer engagement software and shipping management and cross-border ecommerce solutions for businesses of all sizes. These solutions are delivered as traditional software licenses, enterprise platforms, SaaS or on-demand applications. Our Digital Commerce Solutions group includes Software Solutions and Global Ecommerce.

Software Solutions
Software Solutions help clients sharpen, refine, and polish business solutions that enable billions of transactions in a connected borderless world of commerce.

Data solutions enable clients to identify addresses, locations, businesses and individuals. Our address centric approach provides us the ability to verify, standardize, locate and enrich addresses with information actionable insights. Accuracy of data is foundational to many business processes including risk and fraud, onboarding and marketing. Our client value for data quality and insights is foundational to businesses operations and helping organizations to better serve their customers.
Customer information management solutions help businesses identify high-value customers and prospects, and develop a deep and broad understanding of their customers to provide a single view of the customer in context to their location, relationships, propensity, sentiment and influence. By understanding who their customers are, and what they do, businesses can in turn understand preferences and purchasing behaviors, detect fraudulent activity and increase marketing effectiveness and services. We are one of the market leaders in the data quality segment. Large corporations and government agencies rely on our products in complex, high-volume, transactional environments to support their business processes.
Location intelligence solutions enable our clients to precisely locate customers all around the world, and understand the complex relationships between location, geographic and other forms of data to drive business decisions and customer experiences. Our location intelligence solutions use predictive analytics and location, geographic and socio-demographic data to add context and insight, making it possible to pinpoint the best placement for retail sites, improve risk assessment and efficiently deploy infrastructure resources more efficiently to better serve their customers, solve business problems, deliver location-based services and ultimately drive business growth.
Customer engagement solutions provide our clients with the tools to communicate with their customers in more personalized and relevant ways that enhance customer interactions across the entire customer lifecycle. Through personalized, impactful and timely physical and digital interactions, businesses can improve customer satisfaction, reduce support costs and drive sales. When coupled with our inserting, sortation and digital print products, we are able to provide clients an all-inclusive solution that enables them to create, print and distribute wide-spread targeted customer communications. Our customer engagement solutions enable our clients to create connected experiences that positively influence future consumer behavior and generate business growth.
Global Ecommerce
Global Ecommerce includes our cross-border ecommerce solutions and domestic retail and ecommerce shipping solutions, including fulfillment and returns. Global Ecommerce provides a full suite of domestic and cross-border solutions that help businesses of all sizes conduct commerce and participate in the parcel journey from “Anywhere to Everywhere™.” It is our technology, services and industry expertise that have made us an industry leader in global ecommerce. We offer a unified ecommerce platform of capabilities for cross-border, marketplaces and shipping that center around the consumer. With our proprietary technology, we are able to manage all aspects of the international shopping and shipping experience, including multi-currency pricing, payment processing, fraud management, calculation of fully landed costs by quoting duty, taxes and shipping at checkout, compliance with product restrictions, export complexities and documentation requirements for customs clearance and brokerage and global logistics services. Our cross-border ecommerce software platforms are currently utilized by direct merchants as well as major online marketplaces enabling millions of parcels to be shipped worldwide. Our platform also connects retailers to marketplaces around the world, opening new markets and expanding existing markets for their goods.
Our shipping management solutions enable clients to reduce transportation and logistics costs, select the best carrier based on need and cost, improve delivery times and track packages in real-time. Our shipping application programming interface (API) technology, an integral part of the Pitney Bowes Commerce Cloud, provides easy access to shipping and tracking services that can be easily integrated into any web application such as online shopping carts or ecommerce sites.

The acquisition of Newgistics adds fulfillment, delivery and returns capabilities to our suite of ecommerce solutions.  The Newgistics platform provides services that create a seamless post-purchase experience for consumers and retailers.  Newgistics capabilities are utilized by retailers and by logistics partners to enhance or complete their products and services. See Note 7 to the Consolidated Financial Statements.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements for additional segment and geographic information.

Client Service
We have a client care service organization that provides telephone, online and on-site support services for increasingly complex mailing equipment, production printers and sophisticated software solutions. Most of our support services are provided under annual contracts.

Sales and Marketing
We market our products and services through a direct and inside sales force, direct mailings, telemarketing and web and partner channels.

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

A summary of the competitive environment for each of our business segments is as follows:

North America Mailing and International Mailing
We face significant competition from other mail equipment and software companies, companies that offer products and services as alternative means of message communications and companies that offer shipping and mailing products and services through online solutions. The principal competitive factors include the composition of offerings between software and hardware solutions, pricing, available financing and payment offerings, product reliability, support services, industry knowledge and expertise and attractiveness of alternative communication methods. Our competitive advantage includes our breadth of physical and web-based digital offerings, customer service and our extensive knowledge of the shipping and mailing industry.

Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer a revolving credit solution to our clients in the United States that enables them to pay the rental fee for certain mailing equipment and to purchase postage, products, supplies and services. The Bank also provides an interest-bearing deposit solution to those clients who prefer to prepay postage. We also provide similar revolving credit solutions to our clients in Canada and the U.K. but do not offer these through the Bank. Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. Not all our competitors are able to offer these financing and payment solutions to their customers and we believe these solutions differentiate us from our competitors and are a source of competitive advantage. The Bank is chartered as an Industrial Bank under the laws of the State of Utah, and is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Production Mail
We face competition from other companies that offer large production printers, inserters or sorters. We also face competition from the fact that some companies choose to outsource although those outsource providers can also be our customers. Our primary competitive advantage lies in our ability to offer all of these products and services and integrate them into an end-to-end solution. The principal competitive factors include functionality, reliability, productivity, price and service.
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
Global Ecommerce
The market for international ecommerce software and fulfillment services is highly fragmented and includes competitors of various sizes, including companies with greater financial resources than us. Some of these competitors specialize in point solutions or freight forwarding services, are full-service ecommerce business process outsourcers and online marketplaces with international logistic support, or major global delivery services companies. In addition, we see a competitive threat from companies who can offer both domestic and cross-border solutions in a single package which creates leverage for those competitors on pricing. The principal competitive factors include reliability, functionality, ease of integration and use, scalability, innovation, support services and price.   We compete based on the accuracy,

reliability and scalability of our platform and logistics services, and our ability to provide our clients and their customers a one-stop full-service cross-border ecommerce experience. We also compete, within shipping solutions, with a wide range of technology providers who help make shipping easier and more cost-effective. There are established players in the marketplace as well as many small companies offering negotiated carrier rates (primarily with the USPS).  The principal competitive factors include technology stability and reliability, innovation, access to preferred shipping rates and ease of integration with existing systems.

Financing Solutions
We offer a variety of finance and payment solutions to clients to finance their equipment and product purchases, rental and lease payments, postage replenishment and supplies purchases. As our other product and service offerings evolve, we continually evaluate whether there are appropriate financing solutions to offer our clients. We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients. In addition, we utilize a systematic decision program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and behaviors of clients with similar credit characteristics. This program defines criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.
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

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology, innovative software and differentiated services in high value segments of the market. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our internal development efforts. Our businesses are not materially dependent on any one patent or license or group of related patents or licenses. Research and development expenditures were $130 million in 2017, $121 million in 2016 and $110 million 2015.

Material Suppliers
We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because the relationship is advantageous due to quality, price, or there are no alternative sources. We believe that our available sources for services, components, supplies and manufacturing are adequate. Additionally, we often use third-parties to provide services to clients and there is a risk that if their systems fail, then our offerings will be affected.

Regulatory Matters
We are subject to the regulations of postal authorities worldwide related to product specifications and business practices involving our postage meters and in the U.S. for our presort services. We are further subject to the regulations of the Utah Department of Financial Institutions and the FDIC with respect to the operations of the Bank and certain company affiliates that provide services to the Bank. We are also subject to the regulations of transportation, customs and trade regulations worldwide related to our cross-border shipping services. In addition, we are subject to regulations worldwide concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

Employees and Employee Relations
At December 31, 2017, we have approximately 14,700 employees worldwide. We believe that we maintain strong relationships with our employees. Management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable.

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
You may also read and copy any document filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or request copies of these documents by writing to the Office of Public Reference. Call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

Executive Officers of the Registrant
Our executive officers are:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	56	President and Chief Executive Officer	2012
Jason C. Dies	48	Executive Vice President and President, SMB Solutions	2017
Daniel J. Goldstein	56	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Robert Guidotti	60	Executive Vice President and President, Software Solutions	2016
Abby F. Kohnstamm	64	Executive Vice President and Chief Marketing Officer	2013
Michael Monahan	57	Executive Vice President and Chief Operating Officer	2005
Roger J. Pilc	50	Executive Vice President and Chief Innovation Officer	2013
Mark L. Shearer	61	Executive Vice President	2013
Lila Snyder	45	Executive Vice President and President, Commerce Services	2016
Christoph Stehmann	55	Executive Vice President, International SMB Solutions	2016
Stanley J. Sutula III	52	Executive Vice President and Chief Financial Officer	2017
Johnna G. Torsone	67	Executive Vice President and Chief Human Resources Officer	1993
There are no family relationships among the above officers. All of the officers have served in various executive positions with the company for at least the past five years except as described below:

Mr. Dies was appointed to the office of Executive Vice President and President, SMB Solutions in October 2017. He joined the company in 2015 as President, Document Messaging Technologies (DMT). Prior to joining the company, Mr. Dies was employed at IBM where he held several leadership positions in North America, Europe, and Asia across diverse business units.

Mr. Guidotti was appointed Executive Vice President and President, Software Solutions in January 2016. Before joining Pitney Bowes, Mr. Guidotti held a series of executive positions at IBM including General Manager, Software Sales where he was responsible for the $23 billion worldwide Software portfolio.

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

Mr. Shearer joined the company as Executive Vice President and President, Pitney Bowes SMB Mailing Solutions in April 2013. Before joining Pitney Bowes, Mr. Shearer held numerous positions during his 30 year career at IBM, including general management, business and product strategy, and marketing. Effective March 1, 2018, Mr. Shearer will retire from Pitney Bowes.

Ms. Snyder was elected to the office of Executive Vice President and President, Global Ecommerce in January 2016. She joined the company in November 2013 as President of DMT and became President, Global Ecommerce in June 2015. Prior to joining Pitney Bowes, Ms. Snyder was a Partner at McKinsey & Company, Inc.  In her 15 years at McKinsey, she focused on serving clients in the technology, media and communications sectors and was the leader of McKinsey's Stamford office.

Mr. Sutula joined the company as Executive Vice President and Chief Financial Officer in February 2017. Prior to joining the company, Mr. Sutula was employed at IBM for 28 years where he held several leadership positions in the United States and Europe. Most recently, Mr. Sutula was Vice President and Controller.

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
A significant portion of our revenue and profitability is directly or indirectly subject to regulation and oversight by postal authorities worldwide. We are dependent on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in those countries. Our revenue and profitability in a particular country could be affected by adverse changes in postal regulations, business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us and the impact of any of these changes on postal competitors that do not use our products or services. Many of our new offerings depend upon the approval of postal organizations in different geographies, and if those products are not approved or if there are significant conditions to approval, which are not eventually lifted, it may adversely affect revenue and profitability. These changes could affect product specifications, service offerings, client behavior and the overall mailing and shipping industry.
If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our results of operations and profitability could be adversely impacted.
Declining mail volumes have had an adverse impact on our revenues and profitability and is expected to continue to influence our revenue and profitability in the future. We continue to employ strategies for stabilizing the mailing business which include new product and service offerings, transitioning our current products and services to more digital offerings and providing our clients broader access to products and services through online and direct sales channels. There is no guarantee that these offerings will be widely accepted in the marketplace, and they will likely face competition from existing and emerging alternative products and services.
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
We rely on the continuous and uninterrupted performance of our information technology systems to support numerous business processes and activities, to support and service our clients, to support consumer transactions and to support postal services. Several of our businesses use, process and store proprietary information and sensitive or confidential data relating to our businesses, our clients, consumers and our employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard such information, and such legal requirements continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (GDPR), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, becomes effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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

Our systems and those of our partners are also subject to adverse acts of nature, computer viruses, denial-of-service attacks, vandalism, power loss, computer or communications failures and other unexpected events. We have business continuity and disaster recovery plans in place to protect our business operations in case of such events; however, there can be no guarantee that these plans will function as designed. If our information technology systems are damaged or cease to function properly, we could be prevented from fulfilling orders and servicing clients and postal services. Also, we may have to make a significant investment to repair or replace these systems, and could suffer loss of critical data and interruptions or delays in our operations.
We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these vendors effectively.
We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including a large portion of our product manufacturing, the hosting of our software-as-a-service offerings, as well as the logistics portion of our ecommerce business, and some non-core functions and operations. Some of our suppliers may also be our competitors in other contexts. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third-party suppliers, we could experience significant disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our clients, consumers and other constituents could be impacted. Such interruptions, including a cybersecurity event, in the provision of supplies and/or services could impact our ability to meet client demand, damage our reputation and client relationships and adversely affect our revenue and profitability.
As we transform our businesses to more digital and commerce services, our profit margins will be lower and if we cannot reduce our costs, our earnings could be impacted.
Our financial performance, including our profit margins, can be impacted depending on the mix of products or services we sell during a given period. Similarly, within each segment, if we experience lower sales of products or services that generally carry higher profit margins, our financial performance, including profit margins and net earnings, could be negatively impacted. We have seen a greater mix of DCS revenue, which has lower margins compared to our SMB revenue. We expect our overall profit margins to continue to be impacted as a result of this change in mix.
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
Our revenue and profitability in our global ecommerce segment depends upon the successful integration of the Newgistics acquisition and on the market acceptance of our newer offerings.
If we are unable to realize the expected cost and revenue benefits from integrating Newgistics into our existing presort and global ecommerce segments we are expecting to gain by virtue of being able to offer both United States domestic ecommerce services along with cross-border services, it could adversely affect our revenue and profitability. Further, if our growing shipping API services do not continue to gain rapid market acceptance, it could adversely affect both revenue and profitability.
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
We may not realize the anticipated benefits from our implementation of a new enterprise business platform in North America, and the transition to the new enterprise business platform may not be uninterrupted or error-free in other locations.
We have made significant investments in the development and implementation of a new enterprise business platform that is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system. We have implemented this platform in our North American operations and have begun developing the platform internationally. There is no guarantee that when we implement this platform in our international operations, we will not experience temporary disruptions similar to those that occurred with the North America implementation.
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
We are exploring and evaluating strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.
Our Board of Directors has commenced a review of strategic alternatives which could result, among other things, in a sale, a merger, a consolidation or business combination, an asset divestiture, a partnering or other collaboration agreement, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or transactions. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely effected. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease numerous facilities worldwide, which house general offices, including our corporate headquarters located in Stamford, Connecticut, sales offices, service locations, data centers, call centers and parcel and mail processing facilities. We conduct research and development, manufacturing and assembly, product management, information technology and many other activities at our Global Technology Center located in Danbury, Connecticut. Our other primary research and development facilities are located in Noida and Pune, India. Management believes that our facilities are in good operating condition and adequate for our current business needs.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PBI" and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2018, we had 15,545 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
2017
First Quarter	$16.60	$12.31	$0.1875
Second Quarter	$16.26	$13.24	0.1875
Third Quarter	$15.31	$12.40	0.1875
Fourth Quarter	$14.34	$9.50	0.1875
			$0.75
2016
First Quarter	$21.60	$16.24	$0.1875
Second Quarter	$21.81	$16.28	0.1875
Third Quarter	$19.33	$16.88	0.1875
Fourth Quarter	$18.20	$14.22	0.1875
			$0.75
Share Repurchases
We periodically have repurchased shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. During 2017, we did not repurchase any shares of our common stock. We have remaining Board of Directors authorization to purchase $21 million of our common stock.

Stock Performance Graph
Our peer group is comprised of: Alliance Data Systems Corporation, Deluxe Corporation, Diebold, Incorporated, EchoStar Corp., Fidelity National Information Services, Inc., Fiserv, Inc., NCR Corp., NetApp Inc., Pitney Bowes Inc., R.R. Donnelley & Sons Company, Rockwell Automation Inc., Teradata Corp., Unisys Corporation, The Western Union Company and Xerox Corporation.

The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) 500 Composite Index, the S&P MidCap 400 and the peer group over a five-year period assuming the reinvestment of dividends. On a total return basis, a $100 investment on December 31, 2012 in Pitney Bowes Inc., the S&P 500 Composite Index, the S&P MidCap 400 and the peer group would have been worth $132, $208, $201, and $198 respectively, on December 31, 2017.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 and S&P MidCap 400 Composite Indexes and each peer group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$3,549,948	$3,406,575	$3,578,060	$3,821,504	$3,791,335

Amounts attributable to common stockholders:
Net income from continuing operations	$261,340	$95,506	$402,672	$300,006	$287,612
(Loss) income from discontinued operations	—	(2,701)	5,271	33,749	(144,777)
Net income - Pitney Bowes Inc.	$261,340	$92,805	$407,943	$333,755	$142,835

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.40	$0.51	$2.01	$1.49	$1.43
Discontinued operations	—	(0.01)	0.03	0.17	(0.72)
Net income - Pitney Bowes Inc.	$1.40	$0.49	$2.04	$1.65	$0.71

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.39	$0.51	$2.00	$1.47	$1.42
Discontinued operations	—	(0.01)	0.03	0.17	(0.71)
Net income - Pitney Bowes Inc.	$1.39	$0.49	$2.03	$1.64	$0.70

Cash dividends paid per share of common stock	$0.75	$0.75	$0.75	$0.75	$0.94

Balance sheet data:
	December 31,
	2017	2016	2015	2014	2013
Total assets	$6,678,715	$5,837,133	$6,123,132	$6,476,599	$6,754,371
Long-term debt	$3,559,278	$2,750,405	$2,489,583	$2,904,024	$3,323,231
Total debt	$3,830,335	$3,364,890	$2,950,668	$3,228,903	$3,323,231
Noncontrolling interests (Preferred stockholders' equity in subsidiaries)	$—	$—	$296,370	$296,370	$296,370

(1)	The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements based on management's current expectations, estimates and projections and involves risks and uncertainties. Our actual results may differ significantly from those currently expressed in our forward-looking statements as a result of various factors, including those factors described under "Forward-Looking Statements" and "Risk Factors" contained elsewhere in this Annual Report. All table amounts are presented in thousands of dollars, unless otherwise stated.
Overview
During 2017, we started to see the benefits of our strategic initiatives as revenue grew compared to prior year. Excluding revenue from Newgistics, which we acquired in October 2017, revenue increased slightly over last year.
In Small and Medium Business (SMB) Solutions, we introduced the SendPro C-series in the U.S. This product leverages the latest cloud technology to securely deliver a digital multi-carrier shipping platform, as well as mailing functionality. The SendPro C-series enables offices of all sizes to select the best sending option for parcels, letters and flats, delivering potential savings across carriers, and providing full package tracking capabilities. The introduction of the SendPro C-series was a significant step in our plan to stabilize and reinvent our mail business.
In Enterprise Business Solutions (EBS), Production Mail revenue grew slightly due to higher equipment sales, partially offset by lower support services revenue. Revenue for Presort Services increased due to higher volumes. During the year, we continued to make investments to expand our Presort Services network.
Within Digital Commerce Solutions (DCS), Global Ecommerce experienced significant revenue growth, as we continued to add new clients, stabilize our shipping APIs, invest in our cross-border solutions, domestic shipping and carrier services capabilities. Revenue growth also benefited from the acquisition of Newgistics in October 2017. Newgistics provides parcel delivery, returns, fulfillment and digital commerce solutions for retailers and ecommerce brands. In Software Solutions, our partner channel continued to grow as we shifted more of our sales opportunities to this channel.
Financial Highlights
Financial Results Summary - Twelve Months Ended December 31:

	2017	2016	Change
Revenue	$3,549,948	$3,406,575	4%
Income from continuing operations	$261,340	$114,551	>100%
Net income	$261,340	$92,805	>100%
Earnings per share from continuing operations - diluted	$1.39	$0.51	>100%
Net Cash Provided by Operations	$495,813	$496,122	—%

Revenue

•	Revenue increased 4%, on a reported and constant currency basis reflecting growth in business services, software and equipment sales and declines in financing, support services, supplies and rentals.

•
SMB revenue declined 5% on a reported and constant currency basis. North America Mailing revenue declined 5% on a reported and constant currency basis driven by declines in recurring revenue streams. International Mailing revenue declined 7% as reported and 6% on a constant currency basis primarily due to lower equipment sales and recurring revenue streams.

•
EBS revenue increased 3% on a reported and constant currency basis. Presort Services revenue grew 5% driven by higher standard mail and parcel volumes and higher revenue per piece. Production Mail revenue increased 1% as reported and was flat on a constant currency basis as the higher equipment sales were offset by lower support services revenue.

•
DCS revenue grew 32% on a reported and constant currency basis. Global Ecommerce revenue grew 63% on a reported and constant currency basis driven by the acquisition of Newgistics, growth in cross-border retail and marketplace volumes and growth in domestic shipping. In the fourth quarter, we stabilized our shipping APIs, which also positively impacted the growth in domestic shipping. Software Solutions revenue increased 1% as reported and 2% on a constant currency basis, primarily due to an increase in licensing revenue.

Net Income
Net income and earnings per share increased significantly over last year primarily due to an after-tax goodwill impairment charge of $169 million in 2016. Also, net income in 2017 benefited from a net provisional one-time benefit of $39 million from the enactment of the Tax Cuts and Jobs Act of 2017. See Note 13 to the Consolidated Financial Statements.

Cash Flows
In 2017, we generated cash flows from operations of $496 million and raised net proceeds from the issuance of debt of $472 million. We used this cash primarily to:

•	Acquire Newgistics for $471 million;

•	Spend $171 million on capital expenditures; and

•	Pay dividends of $139 million to our stockholders.

Outlook

We anticipate continuing the shift in our overall portfolio to higher growth, digital and shipping solutions. We expect our offerings related to shipping services will become a larger contributor to overall revenue. We expect Global Ecommerce revenue, before the incremental revenue from Newgistics, to continue to grow largely from growth in our domestic shipping APIs, carrier services offerings and cross-border volume expansion.
We expect Software Solutions to continue to improve its performance driven by the indirect channel, and in 2018, we will be working with our partners to expand our customer base. Within Production Mail and Presort Services, we expect revenue to continue to perform around the market ranges. Within SMB, the new SendPro products are expected to improve trends in equipment sales and stream revenues in North America. We also plan on introducing new and expanded finance offerings to our clients.
The acquisition of Newgistics provides for expansion into the domestic market for our Global Ecommerce segment while complementing our cross-border offerings. It also aligns with our Presort Services network and builds on the strengths of our Global Ecommerce and Presort Services segments. We plan to leverage Newgistics' existing network and volumes to drive scale across our parcel platform and synergies with our Global Ecommerce and Presort Services segments. We further anticipate cross-selling opportunities across the clients of Newgistics, Presort Services and Global Ecommerce. We report Newgistics in our Global Ecommerce segment and, in January 2018, we reorganized our reporting groups to form the Commerce Services group, which will be comprised of our Presort Services and Global Ecommerce segments.
While we expect 2018 revenue to grow, we also expect our overall gross profit margins to contract as our portfolio mix shifts to higher revenue growth areas, but lower-margin businesses. Over the last five years, we have developed a simpler and more digital operating model. In that time, we have reduced our cost structure by $300 million. In the fourth quarter of 2017, we announced that we intend to reduce our overall cost structure by an additional $200 million over a 24 month period. These cost reductions will come from across the organization, including people and programs.
As a result of the Tax Cuts and Jobs Act of 2017 and the recording of tax benefits from the resolution of certain tax examinations in 2017, we expect our annual effective income tax rate for 2018 to be comparable to 2017. In addition, as a result of the legislation, we intend to repatriate approximately $0.5 billion of cash held in our foreign subsidiaries back to the U.S. and use this cash to reduce debt.
In November 2017, the Company's Board of Directors, together with management, announced that it is conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any particular outcome.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue			% change
	Years Ended December 31,			Actual		Constant Currency
	2017	2016	2015	2017	2016	2017	2016
Equipment sales	$680	$675	$695	1%	(3)%	—%	(2)%
Supplies	253	263	288	(4)%	(9)%	(4)%	(7)%
Software	353	349	386	1%	(10)%	2%	(7)%
Rentals	386	413	442	(6)%	(7)%	(7)%	(6)%
Financing	331	366	410	(10)%	(11)%	(9)%	(10)%
Support services	479	513	555	(7)%	(8)%	(7)%	(7)%
Business services	1,068	828	802	29%	3%	29%	4%
Total revenue	$3,550	$3,407	$3,578	4%	(5)%	4%	(4)%

	Cost of Revenue
	Years Ended December 31,
	2017		2016		2015
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$341	50.1%	$332	49.1%	$331	47.6%
Cost of supplies	83	32.8%	81	31.0%	89	30.8%
Cost of software	102	28.9%	106	30.4%	114	29.4%
Cost of rentals	84	21.8%	76	18.4%	84	19.1%
Financing interest expense	51	15.3%	55	15.1%	72	17.5%
Cost of support services	289	60.4%	296	57.7%	323	58.2%
Cost of business services	773	72.4%	569	68.7%	546	68.1%
Total cost of revenue	$1,723	48.5%	$1,515	44.5%	$1,559	43.6%

The discussion below refers to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in foreign currency exchange rates since the prior period under comparison and are intended to help investors better understand the underlying revenue performance of the business excluding the impacts of shifts in currency exchange rates over the period.  Constant currency is calculated by converting our current period reported revenue using the prior year’s exchange rate for the comparable period.

Equipment sales
Equipment sales increased 1% in 2017 compared to 2016, however were flat on a constant currency basis, primarily due to:

•	1% from higher equipment sales in Production Mail; and

•
1% from higher equipment sales in North America Mailing, reflecting a favorable comparison to prior year, which was impacted by the enterprise business platform implementation in the second quarter of 2016; offset by

•	2% from lower equipment sales in International Mailing particularly in Europe.
Cost of equipment sales as a percentage of equipment sales revenue increased to 50.1% primarily due to lower equipment sales margins in Production Mail and North America Mailing.

Equipment sales decreased 3% in 2016 compared to 2015. On a constant currency basis, equipment sales decreased 2% primarily due to:

•	3% from lower mailing equipment sales in North America, due in part to sales disruption during the second quarter from the enterprise business platform implementation; and

•	1% from the exit of certain geographic markets in 2016 (Market Exits); partially offset by

•	2% from higher sales in our production mail business, primarily due to higher installations of sorter, inserter and print equipment.
Cost of equipment sales as a percentage of equipment sales revenue increased to 49.1% primarily due to product mix.

Supplies
Supplies revenue decreased 4% in 2017 compared to 2016 primarily from the decline in installed mailing equipment and postage volumes in North America Mailing.

Cost of supplies as a percentage of supplies revenue increased to 32.8% in 2017 primarily due to higher mix of lower margin products.

Supplies revenue decreased 9% in 2016 compared to 2015. On a constant currency basis, supplies revenue decreased 7% primarily due to:

•	4% from lower North America mailing supplies sales;

•	1% from lower international mailing supplies, primarily in the U.K. and France;

•	1% from lower sales in our production mail business; and

•	1% from Market Exits.
Cost of supplies as a percentage of supplies revenue increased slightly to 31.0% primarily due to lower revenue and sales productivity issues.

Software
Software revenue increased 1% (2% on a constant currency basis) in 2017 compared to 2016 primarily due to higher software licensing, data and SaaS revenue. Cost of software as a percentage of software revenue decreased to 28.9% in 2017 primarily due to the increase in high margin licensing revenue and cost reduction initiatives.

Software revenue decreased 10% in 2016 compared to 2015. On a constant currency basis, software revenue decreased 7% in primarily due to a worldwide decline in licensing revenue. License revenue from our customer engagement and our location intelligence software offerings declined, but were partly offset by growth in our customer information management offerings. Cost of software as a percentage of software revenue increased to 30.4% primarily due to the decline in high margin licensing revenue.

Rentals
Rentals revenue decreased 6% (7% on a constant currency basis) in 2017 compared to 2016 and 7% (6% on a constant currency basis) in 2016 compared to 2015. Both of these declines were primarily due to a declining meter population.
Cost of rentals as a percentage of rentals revenue increased to 21.8% in 2017 primarily due to higher scrapping costs associated with retiring aging meters. Cost of rentals as percentage of rental revenue improved to 18.4% in 2016 primarily due to lower depreciation.

Financing
Financing revenue decreased 10% (9% on a constant currency basis) in 2017 compared to 2016 primarily due to lower mailing equipment sales in prior periods, a declining lease portfolio and lower fees.

Financing revenue decreased 11% in 2016 compared to 2015. On a constant currency basis, financing revenue decreased 10% primarily due to lower mailing equipment sales in prior periods, a declining lease portfolio and lower fees as a result of proactive waivers to allow clients to adjust to new billing formats and timing of invoices being sent as a result of the platform cutover.

We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio in 2017 and 2016 (10:1 in 2015) and apply our overall effective interest rate to the average outstanding finance receivables. Finance interest expense decreased 7% in 2017 compared to 2016 primarily due to lower average outstanding finance receivables. Finance interest expense decreased 23% in 2016 compared to 2015 primarily due to a decline in our overall effective interest rate and lower average outstanding finance receivables.

Support Services
Support services revenue decreased 7% in 2017 compared to 2016 primarily due to:

•	6% from a decline in installed mailing equipment worldwide; and

•	1% from lower maintenance revenue on Production Mail equipment as some in-house mailers in the prior year moved their mail processing to third-party service bureaus who service their own equipment.
Cost of support services as a percentage of support services revenue increased to 60.4% in 2017 primarily due to the decline in support services revenue.

Support services revenue decreased 8% in 2016 compared to 2015. On a constant currency basis, revenue decreased 7%, primarily due to:

•	2% from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment;

•	2% from the worldwide decline in the number of mailing machines in service and shift to less-featured, lower cost machines; and

•	2% from Market Exits.
Cost of support services as a percentage of support services revenue improved to 57.7% in 2016 primarily due to expense reductions and productivity initiatives.

Business Services
Business services revenue increased 29% in 2017 compared to 2016 primarily due to:

•	17% from the acquisition of Newgistics;

•	9% from growth in Global Ecommerce due to higher cross-border and retail volumes; and

•	3% from higher volumes of mail processed in Presort Services.
Cost of business services as a percentage of business services revenue increased to 72.4% in 2017 primarily due to continued investment in our Global Ecommerce business and the additional costs of Newgistics.
Business services revenue increased 3% in 2016 compared to 2015. On a constant currency basis, revenue increased 4%. Business Services revenue for 2016 was impacted by the sale of Imagitas in May 2015 and the acquisition of Borderfree in June 2015. Excluding the impacts of these transactions, business services revenue increased 11% primarily due to:

•	10% from growth in our Ecommerce business from the expansion of our U.S. and U.K. cross-border marketplace business and retail network, including a full year of operations of Borderfree; and

•	1% from higher shipping solutions services.
Cost of business services as a percentage of business services revenue increased to 68.7% in 2016, primarily due higher mail processing costs in Presort Services.

Selling, general and administrative (SG&A)
SG&A expense increased 3%, or $37 million, in 2017 compared to 2016. Contributing to this increase was higher compensation-related costs of $28 million due to the reinstatement of our annual variable compensation program and higher stock-based compensation expense. Each of these programs are tied to our performance against pre-established targets and costs in 2016 were significantly lower than in 2017. Additionally, expenses in Global Ecommerce were $21 million higher as we continue to invest in the growth of this business, we incurred $17 million of additional expense from Newgistics, $9 million of higher marketing expenses, $9 million of higher residual losses on leased equipment due to the timing of trade-up activity and $9 million of transaction costs, primarily related to the acquisition of Newgistics. Offsetting these increases was approximately $63 million of benefits from productivity initiatives and a $6 million pre-tax gain from the sale of technology. Additionally, 2016 included loan forgiveness income of $10 million and a favorable state sales tax adjustment of $5 million.

SG&A expense decreased 6% in 2016 compared to 2015 primarily due to lower salaries and benefits expense from our prior restructuring actions, lower annual variable compensation costs of $36 million, benefits from the new enterprise business platform of $28 million, loan forgiveness income of $10 million, a favorable sales tax adjustment of $5 million and other productivity and cost-saving initiatives. SG&A expense in 2015 also included a one-time compensation charge of $10 million related to the acquisition of Borderfree.

Restructuring charges and asset impairments, net
Restructuring charges and asset impairments were $59 million in 2017, consisting of $55 million of restructuring related charges and $4 million of asset impairment charges.

Restructuring charges and asset impairments were $63 million in 2016. During the year, we recorded restructuring charges of $48 million related to restructuring actions and pension settlement charges due to prior restructuring actions. Asset impairment charges consisted primarily of a loss of $5 million from the sale of a facility and an impairment charge of $4 million related to another facility.

Goodwill impairment
In 2016, we recorded a non-cash pre-tax goodwill impairment charge of $171 million associated with our Software Solutions reporting unit.

Other (income) expense, net
Other income, net for 2017 includes a loss on the early extinguishment of debt. See Note 11 to the Consolidated Financial Statements.
Other income, net for 2015 includes the gain on the sale of Imagitas of $111 million, transaction costs of $10 million incurred in connection with the acquisitions of Borderfree and RTC and a charge of $7 million associated with the settlement of a legal matter.
Income taxes
We recorded a net provisional one-time non-cash benefit of $39 million in our provision for income taxes related to the enactment of the Tax Cuts and Jobs Act of 2017. The net benefit is comprised of a provisional $130 million benefit from the remeasurement of net U.S. deferred tax liabilities arising from a lower U.S. corporate tax rate, offset by a provisional $91 million charge related primarily to a U.S. tax on unremitted earnings of our foreign subsidiaries. See Note 13 to the Consolidated Financial Statements.

Discontinued operations
Loss from discontinued operations in 2016 was due to an additional expense related to our Management Services business sold in 2013. Income from discontinued operations in 2015 was due to a favorable tax adjustment related to our Document Imaging Solutions business sold in 2014.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
We redeemed all of the PBIH Preferred Stock in November 2016.

Business Segments
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
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and office solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and office solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort services for large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software solutions and related support services.
Global Ecommerce: Include the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.

We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Consolidated Financial Statements for a reconciliation of segment EBIT to net income.
Revenue and EBIT by business segment are presented in the tables below. The sum of the individual segments in the tables above may not equal the totals due to rounding.

	Revenue			% change
	Years Ended December 31,			Actual		Constant Currency
	2017	2016	2015	2017	2016	2017	2016
North America Mailing	$1,357	$1,427	$1,530	(5)%	(7)%	(5)%	(7)%
International Mailing	384	412	450	(7)%	(8)%	(6)%	(5)%
Small & Medium Business Solutions	1,740	1,839	1,980	(5)%	(7)%	(5)%	(6)%
Production Mail	407	405	421	1%	(4)%	—%	(3)%
Presort Services	498	476	474	5%	—%	5%	—%
Enterprise Business Solutions	905	881	895	3%	(2)%	3%	(1)%
Software Solutions	352	348	386	1%	(10)%	2%	(7)%
Global Ecommerce	552	339	263	63%	29%	63%	31%
Digital Commerce Solutions	905	688	649	32%	6%	32%	8%
Other	—	—	55	—%	(100)%	—%	(100)%
Total	$3,550	$3,407	$3,578	4%	(5)%	4%	(4)%

	EBIT
	Years Ended December 31,			% change
	2017	2016	2015	2017	2016
North America Mailing	$498	$593	$663	(16)%	(11)%
International Mailing	48	45	49	7%	(9)%
Small & Medium Business Solutions	546	638	712	(14)%	(10)%
Production Mail	51	54	48	(7)%	12%
Presort Services	98	95	105	2%	(9)%
Enterprise Business Solutions	148	149	153	(1)%	(2)%
Software Solutions	42	30	49	38%	(38)%
Global Ecommerce	(18)	3	5	> (100)%	(40)%
Digital Commerce Solutions	24	33	54	(29)%	(38)%
Other	—	—	10	—%	(100)%
Total	$718	$820	$929	(13)%	(12)%

Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 5% in 2017 compared to 2016 primarily due to:

•	3% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fee income.
EBIT decreased 16% primarily due to the decline in revenue and margins.
North America Mailing revenue decreased 7% in 2016 compared to 2015 primarily due to:

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

International Mailing
International Mailing revenue declined 7% (6% on a constant currency basis) in 2017 compared to 2016 primarily due to:

•	3% from lower equipment sales particularly in Europe; and

•	3% from declines in rentals, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio.
EBIT increased 7% in 2017 compared to 2016, primarily due to higher equipment margins and lower expenses.

International Mailing revenue declined 8% in 2016 compared to 2015. On a constant currency basis, revenue decreased 5% primarily due to:

•	2% from Market Exits; and

•	1% decline in each of rental, supplies and support services revenue resulting from the continued decline in installed meters.
EBIT decreased 9% in 2016 compared to 2015, primarily due to the decline in revenue, partially offset by lower costs from cost savings and productivity initiatives. Foreign currency translation had a 4% adverse impact on EBIT.

Enterprise Business Solutions
Production Mail
Production Mail revenue increased 1% in 2017 compared to 2016. Revenue was flat on a constant currency basis primarily due to:

•	1% from higher equipment sales as a significant deal for printers and sorters closed and were installed in the fourth quarter of 2017; partially offset by

•	1% from lower support services revenue as result of some in-house mailers shifting their mail processing to third-party outsourcers who service their own equipment in the prior year.

EBIT decreased 7% in 2017 compared to 2016 primarily due to lower equipment sales margins due to the mix of equipment sales.

Production Mail revenue decreased 4% in 2016 compared to 2015. On a constant currency basis, revenue decreased 3% primarily due to:

•	3% from Market Exits; and

•	3% from lower support services revenue as result of some in-house mailers shifting their mail processing to third-party outsourcers; partially offset by

•	4% from higher equipment sales due to higher installations of sorter, inserter and print equipment.
Despite the decline in revenue, EBIT increased 12% in 2016 compared to 2015 primarily due to service delivery cost management initiatives and lower sales and marketing costs.

Presort Services
Presort Services revenue increased 5% in 2017 compared to 2016 primarily due to higher volumes and revenue per piece of mail processed. EBIT increased 2% in 2017 compared to 2016 primarily due to higher revenue.
Presort Services revenue was flat in 2016 compared to 2015 as volume growth was offset by lower revenue per piece of mail from a USPS rate change. EBIT decreased 9% in 2016 compared to 2015 primarily due to lower margins and increased labor costs.

Digital Commerce Solutions
Software Solutions
Software revenue increased 1% (2% on a constant currency basis) in 2017 compared to 2016 primarily due to higher software licensing, data and SaaS revenue. EBIT increased 38% primarily due to an increase in high margin licensing revenue.

Software revenue decreased 10% in 2016 compared to 2015. On a constant currency basis, revenue decreased 7% primarily due to a worldwide decline in licensing revenue. License revenue from our customer engagement and our location intelligence software offerings declined but were partly offset by growth in the customer information management software license revenue. EBIT decreased 38% primarily due to the lower high margin licensing revenue.

Global Ecommerce
Global Ecommerce revenue increased 63% in 2017 compared to 2016 primarily due to:

•	41% from the acquisition of Newgistics;

•	12% from higher domestic ecommerce shipping revenues;

•	6% from higher cross-border marketplace volumes, particularly in the UK; and

•	4% from higher retail volumes.
EBIT was a loss of $18 million in 2017 primarily due to investments in market growth opportunities and additional amortization expense from the acquisition of Newgistics.

Global Ecommerce revenue increased 29% in 2016 compared to 2015. On a constant currency basis, revenue increased 31% primarily due to the expansion of our U.S. and U.K. cross-border business and retail network, including the acquisition of Borderfree.
EBIT declined 40% in 2016 compared to 2015 as higher revenue was offset by $7 million of additional amortization expense from acquisitions, $6 million of deferred cross-border delivery fees recognized in 2015 and additional investments in the business. Foreign currency translation had a 6% adverse impact on EBIT.

Other
Other includes our Marketing Services business which was sold in May 2015.
LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, share repurchases and acquisitions. Cash and cash equivalents and short-term investments were $1,058 million at December 31, 2017 and $803 million at December 31, 2016. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $608 million and $475 million at December 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Years Ended December 31,			Change
	2017	2016	2015	2017	2016
Net cash provided by operating activities	$496	$496	$523	$—	$(27)
Net cash used in investing activities	(663)	(116)	(303)	(547)	187
Net cash provided by (used in) financing activities	368	(230)	(579)	598	349
Effect of exchange rate changes on cash and cash equivalents	44	(27)	(44)	71	17
Change in cash and cash equivalents	$244	$124	$(403)	$122	$526
The amounts in the table above may not foot or recalculate due to rounding.

Cash flows from operations was flat in 2017 compared to 2016 as lower restructuring payments and pension contributions were offset by changes in working capital.

Cash flows from operations decreased $27 million in 2016 compared to 2015, primarily due:

•	Lower income;

•	A special pension plan contribution of $37 million to the U.K. pension plan; and

•	Payments associated with the launch of the enterprise business platform and new advertising campaign; partially offset by

•	Lower employee related costs and income tax payments.

Cash flows used by investing activities increased $547 million in 2017 compared to 2016, primarily due to:

•	Higher acquisitions spending of $445 million;

•	Lower cash from investment activities of $94 million;

•	Lower proceeds from asset sales of $12 million;

•	Higher capital expenditures of $10 million; partially offset by

•	An increase in reserve deposits of $13 million.

Cash flows used by investing activities were $187 million lower in 2016 compared to 2015, primarily due to:

•	Lower acquisitions spending of $356 million;

•	Higher cash from investment activities of $142 million;

•	An increase in reserve deposits of $22 million; and

•	Lower capital expenditures of $6 million; partially offset by

•	Proceeds of $292 million from the sale of Imagitas in 2015; and

•	Lower proceeds from asset sales of $34 million.

Cash flows from financing activities were $598 million higher in 2017 compared to 2016, primarily due to:

•	The payment of $300 million in 2016 to redeem a noncontrolling interest;

•	Share repurchases of $197 million in 2016;

•	Higher net cash flows from debt activities of $38 million; and

•
In 2017, other financing activities of $35 million includes $46 million related to a timing difference between our investing excess cash at a subsidiary level and our funding of an intercompany cash transfer. This amount was partially offset by payments related to the early extinguishment of debt and withholding tax associated with stock-based compensation.

Cash flows used in financing activities decreased $349 million in 2016 compared to 2015, primarily due to:

•	Higher cash from debt activities of $709 million as we had net borrowings of debt of $434 million in 2017 compared to net repayments of debt of $275 million in 2016; partially offset by

•	Redemption of noncontrolling interests for $300 million; and

•	Higher share repurchases of $65 million.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. The credit facility expires in January 2021, and as of December 31, 2017 we have not drawn upon the credit facility.
At December 31, 2017 and 2016, there were no outstanding commercial paper borrowings. During the fourth quarter of 2017, commercial paper borrowings averaged $5 million at a weighted average interest rate of 1.8% and the maximum amount of commercial paper outstanding at any point during the quarter was $30 million.
2017 Activity
In September 2017, we issued $300 million of 3.625% Notes due September 2020 and $400 million of 4.7% Notes due April 2023. Interest is payable semi-annually and is subject to adjustment from time to time based on changes in our credit ratings. Both of these notes may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.

In September 2017, we also borrowed $350 million under term loan agreements. The new term loans consist of a $200 million term loan that bears interest at the applicable Eurodollar Rate plus 1.5% and matures in September 2020 and a $150 million term loan that bears interest at the applicable Eurodollar Rate plus 1.125% and matures in August 2018, but includes an option to extend the maturity by one year. For the fourth quarter of 2017, the effective interest rate for the $200 million term loan was 2.78% and the effective interest rate for the $150 million term loan was 2.49%. The interest rates on these term loans are subject to adjustment from time to time based on changes in our credit ratings.

In May 2017, we issued $400 million of 3.875% Notes. Interest is payable semi-annually and is subject to adjustment based on changes in our credit ratings. The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any. Subsequent to the issuance of these notes, we experienced a change in our credit rating, resulting in an increase in the fixed rate of 0.25% to 4.125%.

In 2017, we repaid a $150 million term loan, the $385 million of 5.75% Notes due in September 2017 and early redeemed the $350 million 4.75% Notes that were due May 2018. Additionally, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the outstanding notes.

2016 Activity
In January 2016, we borrowed $300 million under a term loan agreement and applied the proceeds to the repayment of the $371 million, 4.75% notes due January 2016. The new term loan bears interest at the applicable Eurodollar Rate plus 1.5% (1.25% at time of issuance, and adjusted to 1.5% based on a change in our credit ratings) and matures in December 2020. In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with these variable-rate term loans. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on one-month LIBOR. The variable rate resets monthly.

In March 2016, we satisfied certain employment obligations stipulated in the State of Connecticut Department of Economic and Community Development loan (issued in 2014), and under the terms of the loan, $10 million was forgiven. We recorded loan forgiveness income in selling, general and administrative expenses.
In September 2016, we issued $600 million of 3.375% fixed-rate notes due in October 2021. Interest is payable semi-annually and is subject to adjustment from time to time based on changes in our credit ratings. The notes may be redeemed, at our option, in whole or in part, at any time or from time to time at par plus accrued and unpaid interest. The proceeds were used to repay approximately $300 million of outstanding commercial paper and redeem noncontrolling interests for $300 million.

Debt Maturities
We have $2.5 billion of debt due within the next five years, including $270 million scheduled to mature in 2018. While we fully expect to be able to fund these maturities with cash or by refinancing through the U.S. capital markets, these obligations could increase our vulnerability to adverse changes in capital market conditions and impact our ability to refinance existing maturities.

Dividends and Share Repurchases
We paid dividends to our common stockholders of $139 million ($0.75 per share), $141 million ($0.75 per share) and $150 million ($0.75 per share) in 2017, 2016 and 2015, respectively. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount of a dividend. There are no material restrictions on our ability to declare dividends.

We did not repurchase shares during 2017. We purchased $197 million and $132 million of our common shares during 2016 and 2015, respectively. We have remaining authorization to repurchase up to $21 million of our shares.

Contractual Obligations
The following table summarizes our known contractual obligations at December 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in
	Total	2018	2019-20	2021-22	After 2022
Debt maturities	$3,866	$270	$1,230	$1,000	$1,366
Interest payments on debt (1)	1,293	167	287	191	648
Noncancelable operating lease obligations	218	48	69	38	64
Purchase obligations (2)	241	202	31	4	4
Pension plan contributions (3)	19	19	—	—	—
Retiree medical payments (4)	146	18	34	31	63
Total	$5,783	$724	$1,651	$1,264	$2,145
The amounts in the table above may not foot or recalculate due to rounding.
The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 13 to the Consolidated Financial Statements for further details.

(1)	Assumes all debt is held to maturity.

(2)
Includes unrecorded agreements to purchase goods and services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Represents the amount of contributions we anticipate making to our pension plans during 2018. We will assess our funding alternatives as the year progresses and this amount is subject to change.

(4)
Our retiree health benefit plans are nonfunded plans and cash contributions are made each year to cover medical claims costs incurred. The amounts reported in the above table represent our estimate of future payments.

Off-Balance Sheet Arrangements
At December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

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

Pension benefits
The valuation of our pension assets and obligations and the calculation of net periodic pension expense are dependent on assumptions and estimates relating to, among other things, the discount rate (interest rate used to discount the future estimated liability) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually.

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligation to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2017 was 4.2% for the U.S. Plan and 2.55% for the U.K. Plan. For 2018, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 3.7% and 2.4%, respectively. A 0.25% change in the discount rate would impact annual pension expense by less than $1 million for both the U.S. Plan and the U.K. Plan, and the projected benefit obligation of the U.S. Plan and U.K. Plan by $47 million and $27 million, respectively.

Pension assets are exposed to various risks such as interest rate, market and credit risks. We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. The expected rate of return on plan assets used in the determination of net periodic pension expense for 2017 was 6.75% for the U.S. Plan and 6.25% for the U.K. Plan.

For 2018, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 7.0% and the U.K. Plan will be 6.25%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million.

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized primarily over the life expectancy of plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized in the calculation of the market-related value of assets over a five-year period. Plan benefits for participants in a majority of our U.S. and foreign pension plans are frozen.

See Note 12 to the Consolidated Financial Statements for further information about our pension plans.

Residual value of leased assets
Equipment residual values are determined at the inception of the lease using estimates of fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or a sales-type lease. Fair value estimates of equipment at the end of the lease term are based primarily on our historical experience. We also consider forecasted supply and demand for our products, product retirement and product launch plans, client behavior, regulatory changes, remanufacturing strategies, used equipment markets, competition and technological changes.

We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates, pre-tax income would be lower by $9 million.

Allowances for doubtful accounts and credit losses
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. The aging disclosed in Note 5 of the Consolidated Financial Statements represents full contract value while approximately 30% of the balance greater than 90 days had actually been billed as of December 31, 2017.
As of December 31, 2017, North American sales-type lease receivables aged greater than 90 days had a full contract value of $53 million. As of February 15, 2018, we received payments with a contract value of $28 million related to these receivables.
Total allowance for credit losses as a percentage of finance receivables was 1% at both December 31, 2017 and 2016. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2017 would have reduced pre-tax income by $4 million.
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
The allowance for doubtful accounts as a percentage of trade receivables was 3% at both December 31, 2017 and 2016. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2017 would have reduced pre-tax income by $1 million.

Income taxes and valuation allowance
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax rate and in evaluating our tax positions. The impact of the Tax Cuts and Jobs Act of 2017 consists of preliminary estimates and are subject to change. Our determination of the impact of this legislation is based on currently available information and interpretations, which are subject to further updates. If interpretations change as we learn more, there could be a material impact to our consolidated financial statements.

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

Significant judgment is also required in determining the amount of deferred tax assets that will ultimately be realized and corresponding deferred tax asset valuation allowance. When estimating the necessary valuation allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. If new information becomes available that would alter our estimate of the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance through income tax expense.

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

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner when circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses. The assumptions used to estimate fair value are based on projections incorporated in our current operating plans as well as other available information. Our operating plans include significant assumptions and estimates associated with sales growth, profitability and cash flows, along with cash flows associated with taxes and capital spending. The determination of fair value also incorporates a risk-adjusted discount rate based on current interest rates and the economic conditions of the reporting unit. We also consider other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. Potential events and circumstances, such as the inability to acquire new clients, downward pressures on pricing and rising interest rates could have an adverse impact on our assumptions and result in non-cash impairment charges in future periods.

During the fourth quarter, we conducted our annual impairment review of all our reporting units.  Based on the results of this review, we concluded that the estimated fair value of each of our reporting units were substantially in excess of their respective carrying values.

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

Restructuring
Our restructuring actions require management to utilize certain estimates related to the amount and timing of expenses. If the actual amounts differ from our estimates, the amount and timing of the restructuring charges could be impacted. On a quarterly basis, we update our estimates of future remaining obligations and costs associated with all restructuring actions and compare these updated estimates to our current restructuring reserves, and make adjustments if necessary.

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

New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards.

Legal and Regulatory Matters
See Legal Proceedings in Item 3 for information regarding our legal proceedings and Other Tax Matters in Note 13 to the Consolidated Financial Statements for regulatory matters regarding our tax returns.

Foreign Currency Exchange
During 2017, we derived 23% of our consolidated revenue from operations outside the United States. The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. The translation of foreign currencies to U.S. dollar did not have a material impact on revenues for the year ended December 31, 2017, and decreased revenues by 1.0% and 4.0% for the years ended December 31, 2016 and 2015, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes and foreign currency fluctuations. Our objective in managing exposure to foreign currency is to reduce the volatility in earnings and cash flows associated with fluctuations in foreign currency exchange rates on transactions denominated in foreign currencies. Accordingly, we enter into forward contracts, which change in value as foreign currency exchange rates change, and are intended to offset the corresponding change in value of the underlying external and intercompany transactions. The principal currencies actively hedged are the British Pound, Euro and Japanese Yen.
At December 31, 2017, 91% of our debt was fixed rate obligations with a weighted average interest rate of 4.43%. Our variable rate debt had a weighted average interest rate at December 31, 2017 of 2.64%. A one-percentage point change in the effective interest rate of our variable rate debt would not have had a material impact on our 2017 pre-tax income.
We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks and do not enter into foreign currency or interest rate transactions for speculative purposes.
We utilize a "Value-at-Risk" (VaR) model to determine the potential loss in fair value from changes in market conditions. The VaR model utilizes a "variance/co-variance" approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our public debt and foreign exchange derivative contracts. The model excludes all anticipated transactions, firm commitments and accounts receivables and payables denominated in foreign currencies, which certain of these instruments are intended to hedge. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred, nor does it consider the potential effect of favorable changes in market factors.
During 2017 and 2016, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

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

Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Management, under the direction of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2017, the internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework (2013).

Pursuant to SEC guidance, a recently acquired business may be omitted from the scope of the assessment of the effectiveness of internal control over financial reporting in the year of acquisition. Accordingly, the Newgistics business was excluded from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017. Excluded assets and total revenue represented 2% of assets and less than 4% of total revenue as of and for the year ended December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

Code of Ethics
We have Business Practices Guidelines (BPG) that apply to all our officers and other employees and a Code of Business Conduct and Ethics (the Code) that applies to our Board of Directors. The BPG and the Code are posted on our corporate governance website located at www.pb.com/us/our-company/leadership-and-governance/corporate-governance.html. Amendments to either the BPG or the Code and any waiver from a provision of the BPG or the Code requiring disclosure will be disclosed on our corporate governance website.

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2017 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	10,495,039	$21.67	15,725,806
Equity compensation plans not approved by security holders	—	—	—
Total	10,495,039	$21.67	15,725,806

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 41 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 41 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Incorporated by reference to Exhibit 10(b.3) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of September 11, 2017)	Exhibit 10(g)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(l) **
Agreement and Plan of Merger, dated as of September 6, 2017, among Pitney Bowes Inc., Neutron Acquisition Corp., NGS Holdings, Inc. and Littlejohn Fund IV, L.P., solely in its capacity as stockholder representative
Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission on September 7, 2017 (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference
10(m)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(o)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Incorporated by reference to Exhibit 10(p) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(p)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
10(q)
Credit Agreement $1,000,000,000, dated as of January 6, 2015, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”).
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(r)	First Amendment to the Revolving Credit Agreement, dated as of May 31, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(s)	Second Amendment to the Revolving Credit Agreement, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(t)	Credit Agreement $300,000,000, dated as of January 6, 2015, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “$300M Term Loan”).	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(u)	First Amendment to the $300M Term Loan, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(v)	Credit Agreement $200,000,000, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
10(w)	Term Loan Facility $150,000,000, dated as of August 30, 2017, by and between the company and The Bank of Tokyo-Mitsubishi-UFJ, Ltd.	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the Commission on November 2, 2017 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
** Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish a supplementary copy of any omitted attachment to the SEC upon request

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pitney Bowes Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Newgistics from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Newgistics from our audit of internal control over financial reporting. Newgistics is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLC
Stamford, CT
February 22, 2018
We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Equipment sales	$679,803	$675,451	$695,159
Supplies	252,824	262,682	288,103
Software	352,595	348,661	386,506
Rentals	386,348	412,738	441,663
Financing	331,416	366,547	410,035
Support services	478,536	512,820	554,764
Business services	1,068,426	827,676	801,830
Total revenue	3,549,948	3,406,575	3,578,060
Costs and expenses:
Cost of equipment sales	340,745	331,942	331,069
Cost of supplies	82,992	81,420	88,802
Cost of software	101,969	105,841	113,580
Cost of rentals	84,270	76,040	84,188
Financing interest expense	50,665	55,241	71,791
Cost of support services	288,976	295,685	322,960
Cost of business services	773,052	568,509	546,201
Selling, general and administrative	1,237,739	1,200,327	1,279,961
Research and development	129,767	121,306	110,156
Restructuring charges and asset impairments, net	59,431	63,296	25,782
Goodwill impairment	—	171,092	—
Interest expense, net	113,497	88,970	87,583
Other expense (income), net	3,856	536	(94,838)
Total costs and expenses	3,266,959	3,160,205	2,967,235
Income from continuing operations before income taxes	282,989	246,370	610,825
Provision for income taxes	21,649	131,819	189,778
Income from continuing operations	261,340	114,551	421,047
(Loss) income from discontinued operations, net of tax	—	(2,701)	5,271
Net income	261,340	111,850	426,318
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	—	19,045	18,375
Net income - Pitney Bowes Inc.	$261,340	$92,805	$407,943
Amounts attributable to common stockholders:
Net income from continuing operations	$261,340	$95,506	$402,672
(Loss) income from discontinued operations, net of tax	—	(2,701)	5,271
Net income - Pitney Bowes Inc.	$261,340	$92,805	$407,943
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.40	$0.51	$2.01
Discontinued operations	—	(0.01)	0.03
Net income - Pitney Bowes Inc.	$1.40	$0.49	$2.04
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.39	$0.51	$2.00
Discontinued operations	—	(0.01)	0.03
Net income - Pitney Bowes Inc.	$1.39	$0.49	$2.03

Dividends declared per share of common stock	$0.75	$0.75	$0.75

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$261,340	$111,850	$426,318
Less: Preferred stock dividends attributable to noncontrolling interests	—	19,045	18,375
Net income - Pitney Bowes Inc.	261,340	92,805	407,943
Other comprehensive income (loss), net of tax:
Foreign currency translations	106,391	(4,464)	(88,137)
Net unrealized gain on cash flow hedges, net of tax of $678, $1,513, and $484, respectively	1,079	2,427	777
Net unrealized gain (loss) on available for sale securities, net of tax of $944, $(244) and $(1,427), respectively	1,477	(416)	(2,430)
Adjustments to pension and postretirement plans, net of tax of $3,089, $(17,550) and $13,844, respectively	12,185	(73,141)	19,146
Amortization of pension and postretirement costs, net of tax of $13,936, $14,430, and $15,966, respectively	26,828	24,096	28,165
Other comprehensive income (loss)	147,960	(51,498)	(42,479)
Comprehensive income - Pitney Bowes Inc.	$409,300	$41,307	$365,464

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,009,021	$764,522
Short-term investments	48,988	38,448
Accounts receivable (net of allowance of $15,985 and $14,372 respectively)	524,424	455,527
Short-term finance receivables (net of allowance of $12,187 and $13,323, respectively)	828,003	893,950
Inventories	89,679	92,726
Current income taxes	58,439	11,373
Other current assets and prepayments	77,954	68,637
Total current assets	2,636,508	2,325,183
Property, plant and equipment, net	379,044	314,603
Rental property and equipment, net	185,741	188,054
Long-term finance receivables (net of allowance of $6,446 and $7,177, respectively)	652,087	673,207
Goodwill	1,952,444	1,571,335
Intangible assets, net	272,186	165,172
Noncurrent income taxes	59,909	74,806
Other assets	540,796	524,773
Total assets	$6,678,715	$5,837,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,486,741	$1,378,822
Current income taxes	8,823	34,434
Current portion of long-term obligations	271,057	614,485
Advance billings	288,372	299,878
Total current liabilities	2,054,993	2,327,619
Deferred taxes on income	234,643	204,289
Tax uncertainties and other income tax liabilities	116,551	61,276
Long-term debt	3,559,278	2,750,405
Other noncurrent liabilities	524,689	597,204
Total liabilities	6,490,154	5,940,793

Commitments and contingencies (See Note 14)

Stockholders' equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	441	483
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	138,367	148,125
Retained earnings	5,229,584	5,107,734
Accumulated other comprehensive loss	(792,173)	(940,133)
Treasury stock, at cost (136,734,174 and 137,669,194 shares, respectively)	(4,710,997)	(4,743,208)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	188,561	(103,660)
Total liabilities and stockholders’ equity (deficit)	$6,678,715	$5,837,133

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$261,340	$111,850	$426,318
Restructuring payments	(40,804)	(64,930)	(62,086)
Special pension plan contribution	—	(36,731)	—
Net tax payments from other investments	—	—	(20,602)
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	59,431	63,296	25,782
Goodwill impairment	—	171,092	—
Depreciation and amortization	182,336	178,486	173,312
Loss (gain) on sale of businesses	—	5,786	(105,826)
Gain on sale of technology	(6,085)	—	—
Gain on sale of leveraged lease assets, net of tax	—	—	(2,152)
Gain on debt forgiveness	—	(10,000)	—
Stock-based compensation	24,389	14,882	21,049
Deferred tax (benefit) provision	(23,882)	3,940	40,184
Changes in operating assets and liabilities, net of acquisitions/divestitures:
(Increase) decrease in accounts receivable	(20,590)	22,559	(35,925)
Decrease in finance receivables	125,991	119,883	95,341
Decrease (increase) in inventories	5,565	(6,995)	(7,621)
Decrease (increase) in other current assets and prepayments	8,743	7,260	(10,557)
Decrease in accounts payable and accrued liabilities	(14,084)	(59,450)	(94,722)
(Decrease) increase in current and non-current income taxes	(16,013)	(1,035)	21,567
(Decrease) increase in advance billings	(26,029)	(40,248)	1,344
Other, net	(24,495)	16,477	57,583
Net cash provided by operating activities	495,813	496,122	522,989
Cash flows from investing activities:
Purchases of available-for-sale securities	(125,055)	(212,810)	(205,256)
Proceeds from sales/maturities of available-for-sale securities	113,501	211,696	207,063
Net change in short-term and other investments	(8,284)	75,654	(69,017)
Capital expenditures	(170,990)	(160,831)	(166,746)
Proceeds from sale of assets	5,458	17,671	52,110
Reserve account deposits	10,954	(2,183)	(24,202)
Proceeds from sale of businesses, net of cash transferred	—	—	289,211
Acquisitions, net of cash acquired	(482,853)	(37,842)	(393,695)
Other investing activities	(5,751)	(6,908)	7,339
Net cash used in investing activities	(663,020)	(115,553)	(303,193)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,436,660	894,744	150,950
Principal payments of long-term obligations	(964,550)	(371,007)	(516,070)
(Decrease) increase in short-term borrowings	—	(90,000)	90,000
Dividends paid to stockholders	(139,490)	(140,608)	(150,114)
Dividends paid to noncontrolling interests	—	(18,528)	(18,375)
Common stock repurchases	—	(197,267)	(131,719)
Redemption of noncontrolling interests	—	(300,000)	—
Other financing activities	35,127	(6,863)	(3,330)
Net cash provided by (used in) financing activities	367,747	(229,529)	(578,658)
Effect of exchange rate changes on cash and cash equivalents	43,959	(26,708)	(44,387)
Increase (decrease) in cash and cash equivalents	244,499	124,332	(403,249)
Cash and cash equivalents at beginning of period	764,522	640,190	1,043,439
Cash and cash equivalents at end of period	$1,009,021	$764,522	$640,190
Cash interest paid	$169,279	$150,567	$165,287
Cash income tax payments, net of refunds	$53,247	$127,299	$138,877

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2014	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income - Pitney Bowes Inc.	—	—	—	—	407,943	—	—	407,943
Other comprehensive loss	—	—	—	—	—	(42,479)	—	(42,479)
Cash dividends
Common	—	—	—	—	(150,073)	—	—	(150,073)
Preference	—	—	—	—	(41)	—	—	(41)
Issuances of common stock	—	—	—	(37,705)	—	—	34,487	(3,218)
Conversions to common stock		(43)	—	(916)	—	—	959	—
Stock-based compensation	—	—	—	21,049	—	—	—	21,049
Repurchase of common stock	—	—	—	—	—	—	(131,719)	(131,719)
Balance at December 31, 2015	1	505	323,338	161,280	5,155,537	(888,635)	(4,573,305)	178,721
Net income - Pitney Bowes Inc.	—	—	—	—	92,805	—	—	92,805
Other comprehensive loss	—	—	—	—	—	(51,498)	—	(51,498)
Cash dividends
Common	—	—	—	—	(140,570)	—	—	(140,570)
Preference	—	—	—	—	(38)	—	—	(38)
Issuances of common stock	—	—	—	(27,856)	—	—	26,886	(970)
Conversions to common stock	—	(22)	—	(456)	—	—	478	—
Stock-based compensation	—	—	—	15,157	—	—	—	15,157
Repurchase of common stock	—	—	—	—	—	—	(197,267)	(197,267)
Balance at December 31, 2016	1	483	323,338	148,125	5,107,734	(940,133)	(4,743,208)	(103,660)
Net income - Pitney Bowes Inc.	—	—	—	—	261,340	—	—	261,340
Other comprehensive income	—	—	—	—	—	147,960	—	147,960
Cash dividends
Common	—	—	—	—	(139,454)	—	—	(139,454)
Preference	—	—	—	—	(36)	—	—	(36)
Issuances of common stock	—	—	—	(33,316)	—	—	31,338	(1,978)
Conversions to common stock	—	(42)	—	(831)	—	—	873	—
Stock-based compensation	—	—	—	24,389	—	—	—	24,389
Balance at December 31, 2017	$1	$441	$323,338	$138,367	$5,229,584	$(792,173)	$(4,710,997)	$188,561

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, the allocation of purchase price to tangible and intangible assets acquired and liabilities assumed in business combinations, goodwill and intangible asset impairment review, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, pension and other postretirement costs, income tax reserves, deferred tax asset valuation allowance, stock-based compensation expense and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Investments
Cash equivalents include highly-liquid interest-earning investments with a maturity of three months or less at the date of purchase. Short-term investments include investments with an original maturity of greater than three months but less than one year from the reporting date.

Our investment securities are primarily classified as available-for-sale and recorded at fair value, with unrealized gains and losses, excluding other-than-temporary impairments, reported in other comprehensive income, net of tax. Purchase premiums and discounts are amortized using the effective interest method over the term of the security. Gains and losses on the sale of available-for-sale securities are recorded on the trade date using the specific identification method. Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities are recorded in the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the investment's maturity.

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

We estimate the probable losses on accounts receivable and provide an allowance for doubtful accounts. Our estimate is based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information. We continually evaluate the adequacy of the allowance for doubtful accounts and make adjustments as necessary.

Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We estimate the probable losses and provide an allowance for credit losses. Our estimate is based on historical loss experience, the nature and volume of our portfolios, specific troubled accounts, and our ability to manage the collateral. We continually evaluate the adequacy of the allowance for credit losses and make adjustments as necessary.

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

Fixed Assets
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are up to 50 years for buildings, 10 to 20 years for building improvements, three to 12 years for machinery and equipment, four to six years for rental equipment and three to five years for computer equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service.

We capitalize certain costs for materials and services, payroll and other personnel-related costs and interest in the development of internal use software. These costs are amortized on a straight-line basis over three to 10 years.

Intangible assets
Finite-lived intangible assets are amortized using either the straight-line method or an accelerated attrition method. Estimated useful lives range from one to 15 years.

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

Impairment Review for Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner when circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill.

Retirement Plans
Net periodic benefit cost includes current service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual experiences that differ from previous assumptions as well as changes in assumptions including expected return on plan assets, discount rates used to measure pension and other postretirement obligations and life expectancy. The expected return on assets is measured using the market-related value of assets, which is a calculated value that recognizes changes in the fair value of plan assets over five years. Actuarial gains and losses are recognized in other comprehensive income, net of tax, and amortized to benefit cost primarily over the life expectancy of plan participants. The funded status of pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets.

Stock-based Compensation
We measure compensation expense for stock-based awards based on the estimated fair value of the awards expected to vest (net of estimated forfeitures) and recognize the expense on a straight-line basis over the requisite service period. The fair value of stock awards is estimated based on the fair value of our common stock on the grant date, less the present value of expected dividends or using a Black-Scholes valuation model or a Monte Carlo simulation model. The determination of fair value requires assumptions be made regarding the expected stock price volatility, risk-free interest rate, life of the award and dividend yield. The expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected life of the award. The expected life of the award and expected dividend yield are based on historical experience. We believe that the valuation

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

techniques and underlying assumptions are appropriate in estimating the fair value of stock awards. The majority of stock-based compensation expense is recorded in selling, general and administrative expense.

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or noncancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on relative "selling prices" determined based on vendor specific objective evidence (VSOE). We establish VSOE of selling prices based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

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

Standalone Software Sales and Integration Services
We also have multiple element arrangements containing only software and software related elements. Software related elements may include maintenance and support services, data subscriptions, training and integration services. Under these multiple element arrangements, we allocate revenue based on VSOE for software related elements and use the residual method to determine the amount of software licenses revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the consideration is allocated to the delivered elements and recognized as revenue. The majority of our software license arrangements are bundled with maintenance and support services and we establish VSOE of fair value using a bell-shaped curve analysis for maintenance and support services renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements.

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

We capitalize certain initial direct costs incurred in consummating a rental transaction and recognize these costs over the expected term of the agreement. At December 31, 2017 and 2016, there were $10 million and $11 million, respectively, of initial direct costs included

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

in rental property and equipment, net in the Consolidated Balance Sheets. Amortization of initial direct costs was $5 million, $7 million and $8 million in 2017, 2016 and 2015, respectively.

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

Equipment residual values are determined at inception of the lease using estimates of fair value at the end of the lease term. Fair value estimates are based primarily on historical experience. We also consider forecasted supply and demand for products, product retirement and launch plans, client behavior, regulatory changes, remanufacturing strategies, used equipment markets competition and technological changes. We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed.

Support Services Revenue
We provide support services for our equipment primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement.

Business Services Revenue
Business services revenue includes revenue from presort mail services, global ecommerce solutions and shipping solutions and is recognized as services are provided.

We also evaluate the appropriateness of recording revenue on a gross basis when we act as a principal in a transaction or net basis when we act as an agent between a client and vendor. We consider several factors in determining whether we are acting as principal or agent such as whether we are the primary obligor to the client, have control over the pricing and have credit risk.

Shipping and Handling
Shipping and handling costs are recognized as incurred and recorded in cost of revenues.

Deferred Marketing Costs
We capitalize certain costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream of eight years. At December 31, 2017 and 2016, deferred marketing costs were $36 million and $38 million, respectively. Amortization of deferred marketing costs was $13 million, $15 million and $18 million in 2017, 2016 and 2015, respectively. We review individual marketing programs for impairment on a quarterly basis or as circumstances warrant.

Restructuring Charges
Costs associated with restructuring actions include employee severance, other employee separation costs and contract termination costs, including leases. These costs are recognized when a liability is incurred, which is generally upon communication to the affected employees or exit from a leased facility, and the amount to be paid is both probable and reasonably estimable. Severance accruals are based on company policy, historical experience and negotiated settlements.

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

Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of such change. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. In estimating the necessity and amount of a valuation allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We adjust the valuation allowance through income tax expense when new information becomes available that would alter our determination of the amount of deferred tax assets that will ultimately be realized.

Earnings per Share
Basic earnings per share is computed on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted-average number of common shares plus the dilutive effect of preference and preferred shares, stock awards and employee stock purchase plans.

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

New Accounting Pronouncements
New Accounting Pronouncements - Standards Adopted in 2017
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on certain specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We elected to early adopt this standard effective October 1, 2017. Accordingly, a $7 million premium payment associated with the early extinguishment of debt was classified as financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the current two-step goodwill impairment test and requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit).  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We elected to early adopt this standard effective January 1, 2017.  The adoption of this standard had no impact on our consolidated financial statements or disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We retroactively adopted this ASU effective January 1, 2017. Accordingly, the Condensed Consolidated Statement of

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Cash Flows for the years ended December 31, 2016 and 2015 has been recast to reclassify cash payments of $5 million and $8 million, respectively, from operating activities to financing activities.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Inventory measured under LIFO is not impacted by the new guidance. This standard became effective January 1, 2017 and there was no impact on our consolidated financial statements or disclosures.
New Accounting Pronouncements - Standards Not Yet Adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements of hedge accounting and reduces the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing and hedge documentation. We will early adopt this standard as of January 1, 2018 and there will be no impact on our consolidated financial statements as of that date. The impact on our consolidated financial statements will depend on the facts and circumstances of any future transactions.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The ASU provides guidance about which changes to terms and conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning January 1, 2018 and would be applied prospectively to awards modified on or after the effective date.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The standard will be applied on a modified retrospective basis through a cumulative effect adjustment as of the beginning of the period of adoption. The standard is effective beginning January 1, 2019, however early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective beginning January 1, 2018. The adoption of this standard will impact how net periodic pension costs are reported on the face of our income statement, but will not have an impact on our income from continuing operations or net income.
In January 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The ASU requires separate disclosure in the statement of net assets available for benefits and the statement of changes in net assets available for benefits of changes in any interests held in a Master Trust and other enhanced disclosures. The standard is effective beginning January 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or a business. The standard is effective beginning January 1, 2018. The impact on our consolidated financial statements will depend on the facts and circumstances of any future transactions.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, which requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under current guidance, the tax effects of transfers are deferred until the transferred asset is sold or otherwise recovered through use. The standard is effective beginning January 1, 2018. The adoption of this standard will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model, which requires companies to measure expected credit losses for all financial instruments held at the reporting date based on historical experience, current conditions and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective beginning January 1, 2020. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, among other things, requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability and provide enhanced disclosures. The standard is effective beginning January 1, 2019. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The standard is effective beginning January 1, 2018. The adoption of this standard will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue when or as control of a promised good or service is transferred to a client in amounts that reflect the consideration the company expects to receive in exchange for those goods and services.  In addition, the standard requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue.  The standard is effective beginning January 1, 2018 and can be adopted either retrospectively to each reporting period presented or on a modified retrospective basis with a cumulative effect adjustment at the date of the initial application. We will adopt the standard on the modified retrospective basis with a cumulative effect adjustment, which will not be material to the consolidated financial statements.
Based on our assessment of the standard, we will not have changes in revenue recognition for the majority of our product and service offerings. The standard will have the most impact on the timing of certain revenues in our Software Solutions segment. Specifically, for certain data subscription offerings, the portion of the transaction price allocated to the initial data set will be recognized as revenue at the time of initial delivery rather than over the subscription period, and for certain software licenses, revenue will be recognized ratably over the specific contract term rather than predominately at the time of billing and delivery.
With regard to costs, we concluded that certain marketing costs associated with the acquisition of new customers will be expensed as incurred rather than recognized over their expected revenue stream of eight years. Additionally, certain sales commission plans will qualify for capitalization under the new standard. We have elected to use the practical expedient that allows companies to expense costs to obtain a contract when the estimated amortization period is less than one year.
We have implemented internal controls, accounting policies, and systems to facilitate the preparation of financial information that will be required under the new standard. We do not expect the adoption of this standard will have a material impact to our consolidated financial statements on an ongoing basis.

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

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and office solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and office solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort services for large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software solutions and related support services.
Global Ecommerce: Include the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.

We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Revenues
	Years Ended December 31,
	2017	2016	2015
North America Mailing	$1,356,561	$1,427,094	$1,530,060
International Mailing	383,670	411,642	449,828
Small & Medium Business Solutions	1,740,231	1,838,736	1,979,888
Production Mail	407,194	404,703	421,178
Presort Services	497,901	475,582	473,612
Enterprise Business Solutions	905,095	880,285	894,790
Software Solutions	352,380	348,234	385,908
Global Ecommerce	552,242	339,320	262,667
Digital Commerce Solutions	904,622	687,554	648,575
Other	—	—	54,807
Total revenue	$3,549,948	$3,406,575	$3,578,060

Geographic data:
United States	$2,738,711	$2,589,535	$2,681,285
Outside United States	811,237	817,040	896,775
Total	$3,549,948	$3,406,575	$3,578,060

	EBIT
	Years Ended December 31,
	2017	2016	2015
North America Mailing	$497,809	$592,978	$663,031
International Mailing	48,164	44,806	49,071
Small & Medium Business Solutions	545,973	637,784	712,102
Production Mail	50,513	54,061	48,254
Presort Services	97,506	95,258	104,655
Enterprise Business Solutions	148,019	149,319	152,909
Software Solutions	41,635	30,159	48,531
Global Ecommerce	(17,899)	3,043	5,110
Digital Commerce Solutions	23,736	33,202	53,641
Other	—	—	10,569
Total EBIT	717,728	820,305	929,221
Reconciling items:
Interest, net	(164,162)	(144,211)	(159,374)
Unallocated corporate expenses	(204,211)	(189,215)	(213,095)
Goodwill impairment	—	(171,092)	—
Restructuring charges and asset impairments, net	(59,431)	(63,296)	(25,782)
Gain on sale of technology	6,085	—	—
Acquisition/disposition related expenses	(9,164)	(5,585)	(14,983)
Other (expense) income, net	(3,856)	(536)	94,838
Income from continuing operations before income taxes	282,989	246,370	610,825
Provision for income taxes	21,649	131,819	189,778
(Loss) income from discontinued operations, net of tax	—	(2,701)	5,271
Net income	$261,340	$111,850	$426,318

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Depreciation and amortization
	Years Ended December 31,
	2017	2016	2015
North America Mailing	$64,803	$60,066	$58,141
International Mailing	18,562	19,431	23,262
Small & Medium Business Solutions	83,365	79,497	81,403
Production Mail	2,686	4,421	4,075
Presort Services	26,541	27,929	27,305
Enterprise Business Solutions	29,227	32,350	31,380
Software Solutions	8,978	14,621	18,151
Global Ecommerce	36,662	30,607	21,025
Digital Commerce Solutions	45,640	45,228	39,176
Other	—	—	2,057
Total for reportable segments	158,232	157,075	154,016
Unallocated amount	24,104	21,411	19,296
Total depreciation and amortization	$182,336	$178,486	$173,312

	Capital expenditures
	Years Ended December 31,
	2017	2016	2015
North America Mailing	$69,131	$83,547	$60,621
International Mailing	11,982	3,163	11,196
Small & Medium Business Solutions	81,113	86,710	71,817
Production Mail	2,893	1,599	3,418
Presort Services	20,860	17,537	17,096
Enterprise Business Solutions	23,753	19,136	20,514
Software Solutions	9,181	4,617	1,688
Global Ecommerce	26,810	15,647	17,321
Digital Commerce Solutions	35,991	20,264	19,009
Other	—	—	857
Total for reportable segments	140,857	126,110	112,197
Unallocated amount	30,133	34,721	54,549
Total capital expenditures	$170,990	$160,831	$166,746

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Assets
	December 31,
	2017	2016	2015
North America Mailing	$1,959,206	$2,066,480	$2,562,816
International Mailing	552,570	532,647	594,564
Small & Medium Business Solutions	2,511,776	2,599,127	3,157,380
Production Mail	260,977	239,358	244,156
Presort Services	387,701	373,443	374,647
Enterprise Business Solutions	648,678	612,801	618,803
Software Solutions	658,737	645,349	858,308
Global Ecommerce	1,016,045	449,363	438,917
Digital Commerce Solutions	1,674,782	1,094,712	1,297,225
Total for reportable segments	4,835,236	4,306,640	5,073,408
Reconciliation to consolidated amount:
Cash and cash equivalents	1,009,021	764,522	640,190
Short-term investments	48,988	38,448	127,388
Other corporate assets	785,470	727,523	282,146
Total assets	$6,678,715	$5,837,133	$6,123,132

Identifiable long-lived assets:
United States	$506,064	$441,443	$434,557
Outside United States	58,250	61,214	73,046
Total	$564,314	$502,657	$507,603

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income from continuing operations	$261,340	$95,506	$402,672
(Loss) income from discontinued operations	—	(2,701)	5,271
Net income (numerator for diluted EPS)	261,340	92,805	407,943
Less: Preference stock dividend	36	38	41
Income attributable to common stockholders (numerator for basic EPS)	$261,304	$92,767	$407,902
Denominator (in thousands):
Weighted-average shares used in basic EPS	186,332	187,945	199,835
Effect of dilutive shares	1,103	1,030	1,110
Weighted-average shares used in diluted EPS	187,435	188,975	200,945
Basic earnings per share:
Continuing operations	$1.40	$0.51	$2.01
Discontinued operations	—	(0.01)	0.03
Net income attributable to Pitney Bowes Inc.	$1.40	$0.49	$2.04
Diluted earnings per share:
Continuing operations	$1.39	$0.51	$2.00
Discontinued operations	—	(0.01)	0.03
Net income attributable to Pitney Bowes Inc.	$1.39	$0.49	$2.03

Anti-dilutive options excluded from diluted earnings per share (in thousands):	10,267	8,126	8,079

4. Inventories
Inventories at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Raw materials	$30,166	$28,541
Work in process	4,981	6,498
Supplies and service parts	45,366	45,152
Finished products	21,765	24,678
Inventory at FIFO cost, net	102,278	104,869
Excess of FIFO cost over LIFO cost	(12,599)	(12,143)
Total inventory, net	$89,679	$92,726

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

5. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest on loan receivables is recognized using the effective interest method. Annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred.

Finance receivables at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,023,549	$292,059	$1,315,608	$1,088,053	$273,262	$1,361,315
Unguaranteed residual values	74,093	14,202	88,295	90,190	13,655	103,845
Unearned income	(216,720)	(62,325)	(279,045)	(223,908)	(60,458)	(284,366)
Allowance for credit losses	(7,721)	(2,794)	(10,515)	(8,247)	(2,647)	(10,894)
Net investment in sales-type lease receivables	873,201	241,142	1,114,343	946,088	223,812	1,169,900
Loan receivables
Loan receivables	339,373	34,492	373,865	374,147	32,716	406,863
Allowance for credit losses	(7,098)	(1,020)	(8,118)	(8,517)	(1,089)	(9,606)
Net investment in loan receivables	332,275	33,472	365,747	365,630	31,627	397,257
Net investment in finance receivables	$1,205,476	$274,614	$1,480,090	$1,311,718	$255,439	$1,567,157

Loans receivable are due within one year. Maturities of gross sales-type lease finance receivables at December 31, 2017 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2018	$513,886	$130,804	$644,690
2019	262,303	74,546	336,849
2020	154,581	49,203	203,784
2021	70,307	27,443	97,750
2022	18,340	9,104	27,444
Thereafter	4,132	959	5,091
Total	$1,023,549	$292,059	$1,315,608

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Allowance for Credit Losses
Activity in the allowance for credit losses for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2014	$10,125	$5,023	$11,068	$1,788	$28,004
Amounts charged to expense	1,189	890	8,286	1,023	11,388
Accounts written off	(4,708)	(2,371)	(9,330)	(1,293)	(17,702)
Balance at December 31, 2015	6,606	3,542	10,024	1,518	21,690
Amounts charged to expense	5,136	1,161	6,238	836	13,371
Accounts written off	(3,495)	(2,056)	(7,745)	(1,265)	(14,561)
Balance at December 31, 2016	8,247	2,647	8,517	1,089	20,500
Amounts charged to expense	7,544	1,280	6,273	510	15,607
Accounts written off	(8,070)	(1,133)	(7,692)	(579)	(17,474)
Balance at December 31, 2017	$7,721	$2,794	$7,098	$1,020	$18,633

Aging of Receivables
The aging of finance receivables at December 31, 2017 and 2016 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2017
1 - 90 days	$971,002	$286,170	$330,503	$34,239	$1,621,914
> 90 days	52,547	5,889	8,870	253	67,559
Total	$1,023,549	$292,059	$339,373	$34,492	$1,689,473
Past due amounts > 90 days
Still accruing interest	$10,807	$1,738	$—	$—	$12,545
Not accruing interest	41,740	4,151	8,870	253	55,014
Total	$52,547	$5,889	$8,870	$253	$67,559
As of December 31, 2017, North American sales-type lease receivables aged greater than 90 days had a full contract value of $53 million. As of February 15, 2018, we received payments with a contract value of $28 million related to these receivables.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Credit Quality
The extension of credit lines to new and existing clients uses a combination of an automated credit score, where available, and a detailed manual review of the client's financial condition and, when applicable, payment history. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at December 31, 2017 and 2016 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. Some accounts are not scored; however, absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 month period.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	December 31,
	2017	2016
Sales-type lease receivables
Low	$819,776	$879,823
Medium	148,000	135,953
High	21,728	22,600
Not Scored	34,045	49,677
Total	$1,023,549	$1,088,053
Loan receivables
Low	$262,646	$296,598
Medium	56,744	53,647
High	6,791	7,216
Not Scored	13,192	16,686
Total	$339,373	$374,147

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

6. Fixed Assets
Fixed assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Land	$9,333	$9,908
Buildings	207,024	185,431
Capitalized software	224,753	192,395
Machinery and equipment	703,924	610,597
	1,145,034	998,331
Accumulated depreciation	(765,990)	(683,728)
Property, plant and equipment, net	$379,044	$314,603

Rental property and equipment	$394,627	$400,913
Accumulated depreciation	(208,886)	(212,859)
Rental property and equipment, net	$185,741	$188,054
Depreciation expense was $149 million, $140 million and $136 million for the years ended December 31, 2017, 2016 and 2015, respectively.
7. Acquisitions, Divestiture, Intangible Assets and Goodwill
Acquisitions
In October 2017, we acquired Newgistics for $471 million, net of cash acquired. Newgistics provides parcel delivery, returns, fulfillment and digital commerce solutions for retailers and ecommerce brands. Newgistics is reported within our Global Ecommerce segment.

The allocation of the purchase price to the fair values of assets acquired and liabilities assumed was as follows:

Accounts receivable	$36,195
Other current assets	16,051
Fixed assets	26,933
Goodwill	330,272
Intangible assets	135,640
Accounts payable and other current liabilities	(21,500)
Deferred taxes, net	(52,363)
Other assets and liabilities, net	(688)
$470,540
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. Goodwill is primarily attributable to expected growth opportunities, synergies and other benefits that we believe will result from combining the operations of Newgistics with our operations. Goodwill from the Newgistics acquisition is not deductible for tax purposes.

Intangible assets acquired consisted of the following:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Value		Amortization period
Customer relationships	$111,600	—	10 years
Developed technology	19,000	—	5 years
Tradenames	4,300	—	3 years
Other	740		1-3 years
Total intangible assets, net	$135,640

The operating results of Newgistics are included in our consolidated results from the date of acquisition. Consolidated revenue for the year ended December 31, 2017 includes $140 million from Newgistics. Earnings from Newgistics included in our consolidated earnings were not significant. On a pro forma basis, had we acquired Newgistics on January 1, 2016, revenue would have been $341 million and $481 million higher for the years ended December 31, 2017 and 2016, respectively. The impact on earnings would not have been material.
Divestiture
In May 2015, we sold Imagitas for net proceeds of $292 million. We recognized a pre-tax gain of $111 million, which was reported within other expense (income), net in the Consolidated Statements of Income.

Intangible assets
Intangible assets at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$526,149	$(292,500)	$233,649	$445,039	$(300,906)	$144,133
Software & technology	173,141	(144,742)	28,399	150,037	(136,508)	13,529
Trademarks & other	42,505	(32,367)	10,138	36,212	(28,702)	7,510
Total intangible assets, net	$741,795	$(469,609)	$272,186	$631,288	$(466,116)	$165,172

Amortization expense for intangible assets was $34 million, $38 million and $37 million for the years ended December 31, 2017, 2016 and 2015, respectively. The future amortization expense for intangible assets at December 31, 2017 is as follows:

Year ended December 31,
2018	$42,564
2019	38,838
2020	34,251
2021	30,631
2022	29,223
Thereafter	96,679
Total	$272,186
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2017 and 2016 are shown in the tables below.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2016	Acquisition	Impairment	Other (1)	December 31, 2017
North America Mailing	$354,000	$—	$354,000	$—	$—	$14,905	$368,905
International Mailing	145,566	—	145,566	—	—	12,637	158,203
Small & Medium Business Solutions	499,566	—	499,566	—	—	27,542	527,108
Production Mail	101,099	—	101,099	—	—	6,390	107,489
Presort Services	196,890	—	196,890	7,891	—	—	204,781
Enterprise Business Solutions	297,989	—	297,989	7,891	—	6,390	312,270
Software Solutions	672,683	(171,092)	501,591	—	—	9,014	510,605
Global Ecommerce	272,189	—	272,189	330,272	—	—	602,461
Digital Commerce Solutions	944,872	(171,092)	773,780	330,272	—	9,014	1,113,066
Total goodwill	$1,742,427	$(171,092)	$1,571,335	$338,163	$—	$42,946	$1,952,444

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2015	Acquisition	Impairment	Other (1)	December 31, 2016
North America Mailing	$357,215	$—	$357,215	$—	$—	$(3,215)	$354,000
International Mailing	148,351	—	148,351	—	—	(2,785)	145,566
Small & Medium Business Solutions	505,566	—	505,566	—	—	(6,000)	499,566
Production Mail	105,757	—	105,757	—	—	(4,658)	101,099
Presort Services	196,890	—	196,890	—	—	—	196,890
Enterprise Business Solutions	302,647	—	302,647	—	—	(4,658)	297,989
Software Solutions	674,976	—	674,976	11,908	(171,092)	(14,201)	501,591
Global Ecommerce	262,768	—	262,768	9,421	—	—	272,189
Digital Commerce Solutions	937,744	—	937,744	21,329	(171,092)	(14,201)	773,780
Total goodwill	$1,745,957	$—	$1,745,957	$21,329	$(171,092)	$(24,859)	$1,571,335

(1)	Primarily represents foreign currency translation adjustments.

During the fourth quarter of 2016, our Software Solutions reporting unit experienced weaker than expected performance. Based on this and including the soft operating results in 2016, we performed a goodwill impairment test that indicated the fair value of the Software Solutions reporting unit was less than its carrying value. We engaged a third party to perform Steps 1 and 2 of the goodwill impairment test and determined that the implied fair value of goodwill was less than the recorded goodwill and as a result recorded a non-cash, pre-tax goodwill impairment charge of $171 million to write down the carrying value of goodwill to its estimated fair value.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2017 and 2016.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$143,349	$542,568	$—	$685,917
Equity securities	—	40,717	—	40,717
Commingled fixed income securities	1,569	4,516	—	6,085
Government and related securities	116,041	18,587	—	134,628
Corporate debt securities	—	75,109	—	75,109
Mortgage-backed / asset-backed securities	—	158,202	—	158,202
Derivatives
Interest rate swap	—	1,776	—	1,776
Foreign exchange contracts	—	122	—	122
Total assets	$260,959	$841,597	$—	$1,102,556
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(335)	$—	$(335)
Total liabilities	$—	$(335)	$—	$(335)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$114,471	$217,175	$—	$331,646
Equity securities	—	24,571	—	24,571
Commingled fixed income securities	1,536	22,132	—	23,668
Government and related securities	116,822	19,358	—	136,180
Corporate debt securities	—	69,891	—	69,891
Mortgage-backed / asset-backed securities	—	158,996	—	158,996
Derivatives
Interest rate swap	—	1,588	—	1,588
Foreign exchange contracts	—	637	—	637
Total assets	$232,829	$514,348	$—	$747,177
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,717)	$—	$(3,717)
Total liabilities	$—	$(3,717)	$—	$(3,717)

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

•	Equity Securities: comprised of mutual funds investing in U.S. and foreign stocks. These mutual funds are classified as Level 2.

•
Commingled Fixed Income Securities: comprised of mutual funds that invest in a variety of fixed income securities including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Fair value is based on the value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These mutual funds are classified as Level 2.

•
Government and related securities: Debt securities are classified as Level 1 where active, high volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Debt securities valued using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities are classified as Level 2.

•
Corporate Debt Securities: Corporate debt securities are valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

•
Mortgage-Backed Securities / Asset-Backed Securities: These securities are valued based on external pricing indices. When external index pricing is not observable, these securities are valued based on external price/spread data. These securities are classified as Level 2.

Available-For-Sale Securities
At December 31, 2017 and 2016, available-for-sale securities consisted of the following:

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$131,872	$1,984	$(1,090)	$132,766
Corporate debt securities	73,612	1,724	(227)	75,109
Commingled fixed income securities	1,796	—	(40)	1,756
Mortgage-backed / asset-backed securities	158,496	1,348	(1,642)	158,202
Total	$365,776	$5,056	$(2,999)	$367,833

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$136,316	$1,571	$(1,707)	$136,180
Corporate debt securities	69,376	1,180	(665)	69,891
Commingled fixed income securities	1,568	—	(32)	1,536
Mortgage-backed / asset-backed securities	159,312	1,566	(1,882)	158,996
Total	$366,572	$4,317	$(4,286)	$366,603

Investment securities in a loss position for 12 or more continuous months at December 31, 2017 had aggregate unrealized holding losses of $2 million and an estimated fair value of $116 million. Investment securities in a loss position for less than 12 continuous months at

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

December 31, 2017 had aggregate unrealized holding losses of $1 million and an estimated fair value of $91 million. We have not experienced any write-offs in our investment portfolio.

Investment securities in a loss position for 12 or more continuous months at December 31, 2016 had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $12 million. Investment securities in a loss position for less than 12 continuous months at December 31, 2016 had aggregate unrealized holding losses of $4 million and an estimated fair value of $171 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

At December 31, 2017, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$38,624	$38,414
After 1 year through 5 years	111,756	111,704
After 5 years through 10 years	68,599	69,154
After 10 years	146,797	148,561
Total	$365,776	$367,833
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2017 and 2016, outstanding contracts associated with these anticipated transactions had a notional amount of $10 million and $13 million, respectively. The valuation of foreign exchange derivatives is based on a market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves.

Interest Rate Swaps
We have an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with our $300 million variable-rate term loan. The swap is designated as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on one-month LIBOR. The variable interest rate resets monthly. The valuation of our interest rate swap is based on an income approach using inputs that are observable or that can be derived from, or corroborated by, observable market data.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The fair value of our derivative instruments at December 31, 2017 and 2016 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$57	$487
	Accounts payable and accrued liabilities	(144)	(136)

Interest rate swap	Other non-current assets	1,776	1,588

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	65	150
	Accounts payable and accrued liabilities	(191)	(3,581)

	Total derivative assets	1,898	2,225
	Total derivative liabilities	(335)	(3,717)
	Total net derivative liability	$1,563	$(1,492)

The amounts included in AOCI at December 31, 2017 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$(650)	$496	Revenue	$(179)	$(68)
			Cost of sales	(32)	222
Interest rate swap	$1,776	$1,588	Interest Expense	—	—
				$(211)	$154
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2017 mature over the next three months.

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2017 and 2016:

		Years Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(2,203)	$(2,382)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2017, we were not required to post any collateral.

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
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Carrying value	$3,830,335	$3,364,890
Fair value	$3,718,986	$3,412,581

9. Supplemental Balance Sheet Information
The following table shows selected balance sheet information at December 31, 2017 and 2016:

	December 31,
	2017	2016
Other assets:
Long-term investments	$435,612	$425,732
Other	105,184	99,041
Total	$540,796	$524,773

Accounts payable and accrued liabilities:
Accounts payable	$302,101	$293,538
Customer deposits	693,004	688,772
Employee related liabilities	260,116	205,901
Other	231,520	190,611
Total	$1,486,741	$1,378,822

10. Restructuring Charges and Asset Impairments
The table below shows the activity in our restructuring reserves for the years ended December 31, 2017 and 2016:

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2015	$43,700	$3,722	$47,422
Expenses, net	44,510	1,655	46,165
Cash payments	(59,834)	(5,096)	(64,930)
Balance at December 31, 2016	28,376	281	28,657
Expenses, net	53,322	2,545	55,867
Cash payments	(39,547)	(1,257)	(40,804)
Balance at December 31, 2017	$42,151	$1,569	$43,720
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Asset impairment
During 2017, we recorded asset impairment charges of $4 million. In 2016, asset impairment charges consisted primarily of a loss of $5 million from the sale of a facility and an impairment charge of $5 million related to another facility.

11. Debt

		December 31,
	Interest rate	2017	2016
Notes due September 2017	5.75%	$—	$385,109
Notes due March 2018	5.60%	250,000	250,000
Notes due May 2018	4.75%	—	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due September 2020	3.625%	300,000	—
Notes due October 2021	3.625%	600,000	600,000
Notes due May 2022	4.125%	400,000	—
Notes due April 2023	4.70%	400,000	—
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	115,041
Notes due March 2043	6.70%	425,000	425,000
Term loans	Variable	650,000	450,000
Other debt		5,476	5,677
Principal amount		3,866,317	3,380,827
Less: unamortized costs, net		35,982	15,937
Total debt		3,830,335	3,364,890
Less: current portion long-term debt		271,057	614,485
Long-term debt		$3,559,278	$2,750,405

In September 2017, we issued $300 million of 3.625% Notes due September 2020 and $400 million of 4.70% Notes due April 2023. Interest is payable semi-annually and is subject to adjustment from time to time based on changes in our credit ratings. Both of these notes may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.

In September 2017, we also borrowed $350 million under term loan agreements. The new term loans consist of a $200 million term loan that bears interest at the applicable Eurodollar Rate plus 1.5% and matures in September 2020 and a $150 million term loan that bears interest at the applicable Eurodollar Rate plus 1.125% and matures in August 2018, but includes an option to extend the maturity by one year. For the fourth quarter of 2017, the effective interest rate for the $200 million term loan was 2.78% and the effective interest rate for the $150 million term loan was 2.49%. The interest rates on these term loans are subject to adjustment from time to time based on changes in our credit ratings.

In May 2017, we issued $400 million of 3.875% Notes. Interest is payable semi-annually and is subject to adjustment based on changes in our credit ratings. As a result of a change in our credit ratings, the fixed rate on these notes subsequently increased 0.25% to 4.125%.
The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any. In addition, the fixed rate on the $600 million notes due October 2021 also increased by 0.25% to 3.625% due to the change in our credit rating.

In 2017, we repaid a $150 million term loan, the $385 million of 5.75% Notes due in September 2017 and we early redeemed the $350 million 4.75% Notes, that were due May 2018. As a result of the early redemption of these Notes, we incurred a $4 million loss, which is recorded in Other expense. Additionally, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the outstanding notes.

We have a commercial paper program and a committed credit facility of $1 billion to support commercial paper issuances. There were no outstanding commercial paper borrowings as of December 31, 2017 and 2016. The credit facility expires in January 2021.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Annual maturities of outstanding debt at December 31, 2017 are as follows:

2018	$270,000
2019	500,000
2020	730,476
2021	600,000
2022	400,000
Thereafter	1,365,841
Total	$3,866,317
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

Retirement Plans
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2017	2016	2017	2016
Accumulated benefit obligation	$1,726,824	$1,677,288	$737,580	$675,566

Projected benefit obligation
Benefit obligation - beginning of year	$1,678,097	$1,689,885	$688,172	$647,112
Service cost	132	105	2,274	2,148
Interest cost	68,611	73,699	18,836	21,886
Plan participants' contributions	—	—	6	6
Actuarial loss	92,789	31,764	2,098	127,054
Foreign currency changes	—	—	64,236	(88,138)
Settlement	—	(5,887)	—	(423)
Benefits paid	(111,892)	(111,469)	(24,249)	(21,473)
Benefit obligation - end of year	$1,727,737	$1,678,097	$751,373	$688,172

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,464,082	$1,460,790	$547,290	$530,112
Actual return on plan assets	199,749	110,954	46,542	68,067
Company contributions	5,968	9,694	13,081	40,872
Plan participants' contributions	—	—	6	6
Settlement	—	(5,887)	—	(423)
Foreign currency changes	—	—	50,040	(69,871)
Benefits paid	(111,892)	(111,469)	(24,249)	(21,473)
Fair value of plan assets - end of year	$1,557,907	$1,464,082	$632,710	$547,290

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$392	$310	$19,139	$11,744
Current liability	(8,362)	(7,937)	(1,188)	(1,045)
Noncurrent liability	(161,860)	(206,388)	(136,614)	(151,581)
Funded status	$(169,830)	$(214,015)	$(118,663)	$(140,882)
Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016:

	United States		Foreign
	2017	2016	2017	2016
Projected benefit obligation	$1,727,292	$1,677,675	$614,371	$578,588
Accumulated benefit obligation	$1,726,378	$1,676,866	$601,412	$565,992
Fair value of plan assets	$1,557,069	$1,463,350	$476,825	$425,962

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2017	2016	2017	2016
Net actuarial loss	$835,265	$873,523	$321,914	$342,169
Prior service credit	(391)	(452)	(597)	(667)
Transition asset	—	—	(24)	(32)
Total	$834,874	$873,071	$321,293	$341,470

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2018 are as follows:

	United States	Foreign
Net actuarial loss	$32,303	$7,304
Prior service credit	(60)	(72)
Transition asset	—	(7)
Total	$32,243	$7,225

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2017	2016	2015	2017	2016	2015
Service cost	$132	$105	$134	$2,274	$2,148	$2,229
Interest cost	68,611	73,699	74,331	18,836	21,886	24,261
Expected return on plan assets	(97,656)	(101,918)	(104,004)	(32,242)	(32,615)	(35,421)
Amortization of net transition asset	—	—	—	(8)	(8)	(9)
Amortization of prior service credit	(60)	(60)	(60)	(71)	(73)	(66)
Amortization of net actuarial loss	28,954	27,220	29,272	8,052	5,264	5,926
Special termination benefits	—	—	—	—	52	79
Settlement	—	2,109	1,243	—	110	—
Net periodic benefit (income) cost	$(19)	$1,155	$916	$(3,159)	$(3,236)	$(3,001)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2017	2016	2017	2016
Net actuarial (gain) loss	$(9,304)	$22,728	$(12,202)	$91,549
Amortization of net actuarial loss	(28,954)	(27,220)	(8,052)	(5,264)
Amortization of prior service credit	60	60	71	73
Net transition asset	—	—	8	8
Settlement	—	(2,109)	—	(110)
Total recognized in other comprehensive income	$(38,198)	$(6,541)	$(20,175)	$86,256
Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2017			2016			2015
United States
Used to determine benefit obligations
Discount rate	3.69%			4.20%			4.55%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	4.20%			4.55%			4.15%
Expected return on plan assets	6.75%			7.00%			7.0%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	0.65%	-	3.35%	0.70%	-	3.65%	1.15%	-	3.95%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	2.50%	1.50%	-	3.50%

Used to determine net periodic benefit cost
Discount rate	0.70%	-	3.65%	1.15%	-	3.95%	1.10%	-	3.80%
Expected return on plan assets	3.75%	-	6.25%	3.75%	-	6.51%	4.00%	-	7.00%
Rate of compensation increase	1.50%	-	3.30%	1.50%	-	3.50%	1.50%	-	3.50%

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

During 2018, we estimate making contributions of $8 million to our U.S. pension plans and $11 million to our foreign pension plans.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. Investment objectives and investment managers are reviewed periodically. Target and actual allocations for 2018, 2017 and 2016 for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2018	2017	2016
Asset category
U.S. equities	15%	15%	17%
Non-U.S. equities	15%	15%	13%
Fixed income	60%	62%	60%
Real estate	5%	6%	6%
Private equity	5%	2%	4%
Total	100%	100%	100%

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Investment strategies vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. Plan represents 75% of the total foreign pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 6.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage currency exposure. We do not have any significant concentrations of credit risk within the plan assets. Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.K. Plan for 2018, 2017 and 2016 were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2018	2017	2016
Asset category
U.K. equities	10%	10%	22%
Non-U.K. equities	30%	29%	19%
Fixed income	40%	41%	41%
Real estate	10%	9%	8%
Diversified growth	10%	9%	9%
Cash	—%	2%	1%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolios is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $477 million and $410 million at December 31, 2017 and 2016, respectively, and the expected long-term weighted average rate of return on these plan assets was 6.25% in 2017 and 6.5% in 2016.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets at December 31, 2017 and 2016:
United States Pension Plans

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$8,810	$9,350	$—	$18,160
Equity securities	152,815	150,043	—	302,858
Commingled fixed income securities	—	377,078	—	377,078
Government and related securities	295,404	20,473	—	315,877
Corporate debt securities	—	418,908	—	418,908
Mortgage-backed securities /asset-backed securities	—	19,223	—	19,223
Private equity	—	—	38,362	38,362
Real estate	—	—	91,352	91,352
Securities lending collateral (1)	—	152,179	—	152,179
Total plan assets at fair value	$457,029	$1,147,254	$129,714	$1,733,997
Securities lending payable (1)				(152,179)
Cash				5,186
Other				(29,097)
Fair value of plan assets				$1,557,907

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,604	$6,609	$—	$9,213
Equity securities	184,254	140,691	—	324,945
Commingled fixed income securities	—	358,776	—	358,776
Government and related securities	214,068	21,126	—	235,194
Corporate debt securities	—	367,369	—	367,369
Mortgage-backed securities /asset-backed securities	—	14,072	1,236	15,308
Private equity	—	—	49,637	49,637
Real estate	—	—	87,852	87,852
Securities lending collateral (1)	—	174,651	—	174,651
Total plan assets at fair value	$400,926	$1,083,294	$138,725	$1,622,945
Securities lending payable (1)				(174,651)
Cash				18,164
Other				(2,376)
Fair value of plan assets				$1,464,082
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Plans

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$13,375	$—	$13,375
Equity securities	—	226,032	—	226,032
Commingled fixed income securities	—	213,844	—	213,844
Government and related securities	—	66,115	—	66,115
Corporate debt securities	—	24,889	—	24,889
Real estate	—	—	41,601	41,601
Diversified growth funds	—	—	44,024	44,024
Total plan assets at fair value	$—	$544,255	$85,625	$629,880
Cash				2,203
Other				627
Fair value of plan assets				$632,710

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,811	$—	$6,811
Equity securities	32,295	181,943	—	214,238
Commingled fixed income securities	—	69,022	—	69,022
Government and related securities	—	29,363	—	29,363
Corporate debt securities	—	150,767	—	150,767
Real estate	—	—	34,483	34,483
Diversified growth funds	—	—	36,779	36,779
Total plan assets at fair value	$32,295	$437,906	$71,262	$541,463
Cash				4,262
Other				1,565
Fair value of plan assets				$547,290

The following information relates to our classification of investments into the fair value hierarchy:

•
Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits.

•
Equity Securities: Equity securities include U.S. and foreign stocks, American Depository Receipts, preferred stock and commingled funds. There are no shares of our common stock included in the plan assets of our pension plans.

•
Commingled Fixed Income Securities: Mutual funds that invest in fixed income securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Fair value is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding as reported by the fund manager.

•
Government and Related Securities: Government and related securities include treasury notes and bonds, foreign government issues, U.S. government sponsored agency debt and commingled funds. Municipal debt securities include general obligation securities and revenue-backed securities. Fair value is based on benchmarking model derived prices to quotes market prices and trade data for identical comparable securities.

•
Corporate Debt Securities: Investments are comprised of both investment grade debt and high-yield debt. The fair value of corporate debt securities is determined using recently executed transactions, market price quotations where observable, or bond spreads.

•
Mortgage-Backed Securities (MBS)/Asset-Backed Securities (ABS): MBS are investments are comprised of agency-backed MBS, non-agency MBS, collateralized mortgage obligations, commercial MBS, and commingled funds. These securities are valued based on external pricing indices- external price/spread data or broker quotes. ABS are investments are primarily comprised of credit card receivables, auto loan receivables, student loan receivables, and Small Business Administration loans.

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

•	Real Estate: Investments include units in open-ended commingled real estate funds. Properties that comprise these funds are valued in accordance with the most appropriate valuation techniques.

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

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets for the years ended December 31, 2017 and 2016:
United States Pension Plans

	MBS & ABS	Private equity	Real estate	Total
Balance at December 31, 2015	$1,592	$63,577	$82,569	$147,738
Realized gains	8	10,200	1,280	11,488
Unrealized gains (losses)	38	(7,540)	4,815	(2,687)
Net purchases, sales and settlements	(402)	(16,600)	(812)	(17,814)
Balance at December 31, 2016	1,236	49,637	87,852	138,725
Realized gains	25	9,226	980	10,231
Unrealized gains (losses)	49	(2,334)	2,397	112
Net purchases, sales and settlements	(1,310)	(18,167)	123	(19,354)
Balance at December 31, 2017	$—	$38,362	$91,352	$129,714

Foreign Pension Plans

	Real estate	Diversified growth funds	Total
Balance at December 31, 2015	$39,177	$20,513	$59,690
Unrealized gains	459	2,561	3,020
Net purchases, sales and settlements	1,436	19,028	20,464
Foreign currency loss	(6,589)	(5,323)	(11,912)
Balance at December 31, 2016	34,483	36,779	71,262
Unrealized gains	2,159	3,551	5,710
Net purchases, sales and settlements	1,481	—	1,481
Foreign currency gain	3,478	3,694	7,172
Balance at December 31, 2017	$41,601	$44,024	$85,625

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Nonpension Postretirement Benefits
The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2017	2016
Benefit obligation
Benefit obligation - beginning of year	$189,772	$211,878
Service cost	1,727	2,046
Interest cost	7,100	7,969
Plan participants' contributions	3,820	4,241
Actuarial loss (gain)	5,134	(13,934)
Foreign currency changes	1,066	409
Benefits paid	(19,778)	(22,837)
Benefit obligation - end of year (1)	$188,841	$189,772

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	15,958	18,596
Plan participants' contributions	3,820	4,241
Benefits paid	(19,778)	(22,837)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(17,712)	$(18,127)
Non-current liability	(171,129)	(171,645)
Funded status	$(188,841)	$(189,772)

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $172 million and $174 million at December 31, 2017 and 2016, respectively.

Pretax amounts recognized in AOCI consist of:

	2017	2016
Net actuarial loss	$43,160	$41,625
Prior service cost	1,466	1,763
Total	$44,626	$43,388

The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2017	2016	2015
Service cost	$1,727	$2,046	$2,455
Interest cost	7,100	7,969	8,799
Amortization of prior service cost	297	297	297
Amortization of net actuarial loss	3,600	3,615	7,528
Net periodic benefit cost	$12,724	$13,927	$19,079

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	2017	2016
Net actuarial loss (gain)	$5,134	$(13,934)
Amortization of net actuarial loss	(3,600)	(3,615)
Amortization of prior service cost	(297)	(297)
Total recognized in other comprehensive income	$1,237	$(17,846)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2018 are as follows:

Net actuarial loss	$3,736
Prior service cost	351
Total	$4,087
The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2017	2016	2015
Discount rate used to determine benefit obligation
U.S.	3.55%	3.90%	4.20%
Canada	3.35%	3.65%	3.95%

Discount rate used to determine net period benefit cost
U.S.	3.90%	4.20%	3.90%
Canada	3.65%	3.95%	3.80%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 7.0% for 2017 and 6.0% for 2016. The assumed health care trend rate is 7.0% for 2018 and will gradually decline to 5.0% by the year 2025 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$323	$(269)
Effect on postretirement benefit obligation	$7,672	$(6,479)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2018	$132,626	$17,693
2019	129,051	17,163
2020	130,201	16,554
2021	128,257	15,952
2022	128,221	15,347
Thereafter	628,715	63,303
	$1,277,071	$146,012
Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $31 million in 2017 and $32 million in 2016.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

13. Income Taxes
Tax Cuts and Jobs Act of 2017
The Tax Cuts and Jobs Act of 2017 (the Act) was enacted on December 22, 2017 and most provisions are effective January 1, 2018. The Act lowers the U.S. corporate income tax rate from 35% to 21%, implements a territorial tax system in the U.S. and imposes a one-time tax on the unremitted earnings of our foreign subsidiaries payable over eight years beginning in 2018.
The Securities and Exchange Commission recognized the complexity of reflecting the impacts of the Act and, on December 22, 2017, issued guidance in Staff Accounting Bulletin No. 118 (SAB 118) Income Tax Accounting Implications of the Tax Cuts and Jobs Act. SAB 118 clarified the accounting for income taxes related to the Act if information is not yet available or complete, and provides for up to a one year measurement period in which to complete the required income tax analyses and accounting. In accordance with SAB 118, our measurement of the income tax effects of the Act is not complete, but we have made a provisional estimate of the income tax effects of the Act.
As a result of the Act and in accordance with SAB 118, we recorded a net provisional one-time non-cash benefit of $39 million, which is comprised of a provisional $130 million benefit from the remeasurement of net U.S. deferred tax liabilities arising from a lower U.S. tax rate, offset by a provisional $91 million charge related primarily to the U.S. tax on unremitted earnings of our foreign subsidiaries. Our estimates of the impact of the Act are based on current calculations and interpretations, as well as assumptions and expectations relating to the Act, which are subject to adjustment based on further guidance and factual changes during the measurement period.
As a result of the treatment of foreign earnings under the Act, we have reconsidered our permanent investment position and provisionally concluded we will no longer assert indefinite investment with respect to our foreign unremitted earnings as of December 31, 2017.
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
U.S.	$195,291	$169,493	$516,233
International	87,698	76,877	94,592
Total	$282,989	$246,370	$610,825

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2017	2016	2015
U.S. Federal:
Current	$46,836	$95,598	$115,557
Deferred	(48,449)	(1,559)	19,941
	(1,613)	94,039	135,498
U.S. State and Local:
Current	461	9,409	11,243
Deferred	15,460	4,757	16,094
	15,921	14,166	27,337
International:
Current	(1,766)	22,872	22,794
Deferred	9,107	742	4,149
	7,341	23,614	26,943

Total current	45,531	127,879	149,594
Total deferred	(23,882)	3,940	40,184
Total provision for income taxes	$21,649	$131,819	$189,778

Effective tax rate	7.7%	53.5%	31.1%

The effective tax rate for 2017 includes provisional tax benefits of $39 million from the Act, and tax benefits of $30 million from the resolution of certain tax examinations.

The effective tax rate for 2016 includes tax benefits of $15 million from the resolution of tax examinations, a $58 million charge associated with the goodwill impairment and a $6 million charge for a valuation allowance on tax attribute carryovers.

The effective tax rate for 2015 includes tax benefits of $20 million from the disposition of Imagitas and $3 million from the retroactive effect of 2015 tax legislation.

A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
Federal statutory provision	$99,045	$86,229	$213,789
State and local income taxes	7,327	9,208	17,769
Other impact of foreign operations	(31,573)	(13,806)	(6,492)
Tax incentives/credits/exempt income	(16,292)	(10,735)	(12,130)
Outside basis differences	—	—	(27,110)
Goodwill impairments	—	58,022	—
Remeasurement of U.S. deferred tax liability	(129,612)	—	—
U.S. tax on unremitted earnings	90,916	—	—
Other, net	1,838	2,901	3,952
Provision for income taxes	$21,649	$131,819	$189,778
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of foreign income taxed in the U.S. In 2017, as a result of the Act, the remeasurement of U.S. deferred tax liabilities

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

and the U.S. tax on unremitted earnings were accrued as provisional estimates. The 2016 goodwill impairment significantly increased the 2016 tax rate as nearly all of the goodwill that was impaired had no tax basis.
Deferred tax liabilities and assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Deferred tax liabilities:
Depreciation	$(77,415)	$(93,475)
Deferred profit (for tax purposes) on sale to finance subsidiary	(60,340)	(98,247)
Lease revenue and related depreciation	(133,908)	(137,665)
Intangible assets	(106,488)	(113,128)
Other	(22,468)	(27,340)
Gross deferred tax liabilities	(400,619)	(469,855)

Deferred tax assets:
Nonpension postretirement benefits	48,387	71,101
Pension	66,270	105,564
Inventory and equipment capitalization	11,380	13,318
Restructuring charges	12,476	6,980
Long-term incentives	11,544	17,923
Net operating loss	108,006	97,194
Tax credit carry forwards	82,285	53,181
Tax uncertainties gross-up	9,920	18,273
Other	51,436	79,799
Gross deferred tax assets	401,704	463,333
Less: Valuation allowance	(178,156)	(127,095)
Net deferred tax assets	223,548	336,238
Total deferred taxes, net	$(177,071)	$(133,617)
A valuation allowance is recognized to reduce the total deferred tax assets to an amount that will more-likely-than-not be realized. The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that are more-likely-than-not to expire unutilized.

We have net operating loss carryforwards of $287 million as of December 31, 2017, of which, $225 million can be carried forward indefinitely and the remainder expire over the next 15 years. In addition, we have tax credit carryforwards of $82 million, of which $49 million can be carried forward indefinitely and the remainder expire over the next five to 15 years.

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at beginning of year	$124,728	$139,249	$132,495
Increases from prior period positions	528	—	7,637
Decreases from prior period positions	(31,470)	(21,207)	(16,753)
Increases from current period positions	5,951	10,867	23,533
Decreases relating to settlements with tax authorities	(6,953)	(1,791)	(3,831)
Reductions from lapse of applicable statute of limitations	(3,017)	(2,390)	(3,832)
Balance at end of year	$89,767	$124,728	$139,249

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The amount of the unrecognized tax benefits at December 31, 2017, 2016 and 2015 that would affect the effective tax rate if recognized was $74 million, $104 million and $117 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 25% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized interest and penalties of $(4) million, less than $1 million and $(4) million related to uncertain tax positions in our provision for income taxes for the years ended December 31, 2017, 2016 and 2015 respectively. We had $4 million and $9 million accrued for the payment of interest and penalties at December 31, 2017 and 2016, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2013 are closed to audit. Additionally, in the U.S. we are subject to examination on various post-2006 State and Local taxes. In Canada, the examination of our tax filings prior to 2012 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, closed through the end of 2012, Germany, closed through the end of 2012 and the U.K., closed through the end of 2015, except for an item under appeal. We have other less significant tax filings currently subject to examination.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

15. Leases
We lease office space and equipment under operating lease agreements with varying terms. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was $46 million, $45 million and $47 million in 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2017 were as follows:

Years ending December 31,
2018	$47,820
2019	39,107
2020	30,180
2021	22,266
2022	15,256
Thereafter	63,685
Total minimum lease payments	$218,314

16. Stockholders' Equity (Deficit)
Preferred and Preference Stock
We have two classes of preferred stock issued and outstanding: the 4% Preferred Stock (the Preferred Stock) and the $2.12 Preference Stock (the Preference Stock). The Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment, in certain events. The Preferred Stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of Preferred Stock. There were 12 shares of Preferred Stock outstanding at both December 31, 2017 and 2016. There are no unpaid dividends in arrears.

The Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment, in certain events. The Preference Stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of Preference Stock. At December 31, 2017 and 2016, there were 16,301 shares and 17,832 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common and Treasury Stock
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2014	201,027,964	122,309,948
Repurchases of common stock	(6,476,796)	6,476,796
Issuance of common stock	943,686	(943,686)
Conversions to common stock	26,354	(26,354)
Balance at December 31, 2015	195,521,208	127,816,704
Repurchases of common stock	(10,633,235)	10,633,235
Issuance of common stock	767,060	(767,060)
Conversions to common stock	13,685	(13,685)
Balance at December 31, 2016	185,668,718	137,669,194
Issuance of common stock	881,480	(881,480)
Conversions to common stock	53,540	(53,540)
Balance at December 31, 2017	186,603,738	136,734,174

At December 31, 2017, 33,691,570 shares were reserved for issuance under our stock plans, dividend reinvestment program and the conversion of Preferred Stock and Preference Stock.
17. Accumulated Other Comprehensive Income (Loss)
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Amounts Reclassified from AOCI (a)
	Years Ended December 31,
	2017	2016	2015
Gains (losses) on cash flow hedges
Revenue	$(179)	$68	$1,082
Cost of sales	(32)	(222)	551
Interest expense	(2,028)	(2,028)	(2,028)
Total before tax	(2,239)	(2,182)	(395)
Tax benefit	(872)	(850)	(164)
Net of tax	$(1,367)	$(1,332)	$(231)

Gains (losses) on available for sale securities
Interest income	$(520)	$(1,126)	$1,134
Tax (benefit) provision	(201)	(433)	419
Net of tax	$(319)	$(693)	$715

Pension and Postretirement Benefit Plans (b)
Transition asset	$8	$8	$9
Prior service costs	(166)	(164)	(171)
Actuarial losses	(40,606)	(38,370)	(43,969)
Total before tax	(40,764)	(38,526)	(44,131)
Tax benefit	(13,936)	(14,430)	(15,966)
Net of tax	$(26,828)	$(24,096)	$(28,165)
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive income (loss) before reclassifications (a)	546	(1,715)	19,146	(91,436)	(73,459)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b)	231	(715)	28,165	3,299	30,980
Net other comprehensive income (loss)	777	(2,430)	47,311	(88,137)	(42,479)
Balance at December 31, 2015	(3,912)	536	(738,768)	(146,491)	(888,635)
Other comprehensive income (loss) before reclassifications (a)	1,095	(1,109)	(73,141)	(4,464)	(77,619)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	1,332	693	24,096	—	26,121
Net other comprehensive income (loss)	2,427	(416)	(49,045)	(4,464)	(51,498)
Balance at December 31, 2016	(1,485)	120	(787,813)	(150,955)	(940,133)
Other comprehensive income (loss) before reclassifications (a)	(288)	1,158	12,185	106,391	119,446
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	1,367	319	26,828	—	28,514
Net other comprehensive income (loss)	1,079	1,477	39,013	106,391	147,960
Balance at December 31, 2017	$(406)	$1,597	$(748,800)	$(44,564)	$(792,173)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)	Foreign currency item amount represents the recognition of deferred translation upon the sale of certain businesses.

18. Stock-Based Compensation Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, non-qualified stock options and performance stock units. The Executive Compensation Committee of the Board of Directors administers these plans. We settle stock awards with treasury shares. At December 31, 2017, there were 15,725,806 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units (RSUs) entitle the holder to shares of common stock as the units vest, typically over a three year service period. The following table summarizes information about RSUs during 2017 and 2016:

	2017		2016
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding - beginning of the year	1,609,459	$17.50	1,727,214	$18.30
Granted	1,995,473	13.24	826,546	17.20
Vested	(784,295)	19.42	(822,290)	19.91
Forfeited	(169,584)	14.76	(122,011)	19.97
Outstanding - end of the year	2,651,053	$14.16	1,609,459	$17.50

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2017, there was $15 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The intrinsic value of RSUs outstanding at December 31, 2017 was $28 million. The intrinsic value of RSUs vested during 2017, 2016 and 2015 was $26 million, $14 million and $18 million, respectively. The fair value of RSUs vested during

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

2017, 2016 and 2015 was $14 million, $21 million and $14 million, respectively. During 2015, we granted 809,436 RSUs at a weighted average fair value of $21.15.
Non-employee directors receive restricted stock units which are convertible into shares of common stock one year from date of grant. In 2017 and 2016, we granted 63,090 and 54,855 restricted stock units, respectively, to non-employee directors.

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

The following table summarizes share information about PSUs during 2017:

	Years Ended December 31,
	2017	2016
Outstanding - beginning of the year	379,898	1,107,515
Granted	1,073,934	889,599
Performance adjustments	(226,154)	(1,400,425)
Forfeited	(82,653)	(216,791)
Outstanding - end of the year	1,145,025	379,898

Total share-based compensation expense for PSUs is recognized ratably over the service based on the product of the number shares expected to be awarded and the fair value of an award, determined using a Monte Carlo simulation model. The fair value of an award and the number of shares expected to be awarded is updated each balance sheet date. Due to the variability of these awards, significant fluctuations in share-based compensation expense recognized from one period to the next are possible.

Stock Options
Stock options are granted at an exercise price equal to or greater than the stock price of our common stock on the grant date. Options vest ratably over three years and expire ten years from the date of grant. At December 31, 2017, there was $4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.7 years. The intrinsic value of options outstanding and options exercisable at December 31, 2017 was not significant. No stock options were exercised in 2017 or 2016.

The following table summarizes information about stock option activity during 2017 and 2016:

	2017		2016
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	9,122,762	$27.13	8,771,600	$31.26
Granted	2,553,510	13.16	1,758,760	16.87
Canceled	(63,517)	20.34	(157,176)	19.48
Expired	(1,117,716)	46.88	(1,250,422)	42.62
Options outstanding - end of the year	10,495,039	$21.67	9,122,762	$27.13
Options exercisable - end of the year	6,690,250	$25.57	7,140,772	$27.47

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following table provides additional information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding				Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life		Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.11 - $14.26	2,653,510	$13.17	8.9	years	100,000	$13.39	4.9	years
$14.27 - $21.89	2,347,595	17.07	7.2	years	1,296,316	17.22	6.4	years
$21.90 - $24.77	2,683,597	23.29	2.3	years	2,683,597	23.29	2.3	years
$24.78 - $36.96	2,810,337	31.98	1.8	years	2,610,337	32.53	1.3	years
	10,495,039	$21.67	4.9	years	6,690,250	$25.57	2.8	years

The fair value of stock options is determined using a Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the volatility of our stock price, a risk-free interest rate, the expected dividend yield and expected life of the award. The follow table lists the weighted average of assumptions used to calculate the fair value of stock options granted during 2016 and 2015:

	Years Ended December 31,
	2017	2016
Expected dividend yield	5.7%	4.5%
Expected stock price volatility	29.7%	29.0%
Risk-free interest rate	2.3%	1.6%
Expected life	7 years	7 years
Weighted-average fair value per option granted	$2.00	$2.85
Fair value of options granted	$5,107	$5,013

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 150,629 shares and 147,680 shares in 2017 and 2016, respectively. We have reserved 2,770,428 common shares for future purchase under the ESPP.

19. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Revenue	$836,640	$821,371	$842,820	$1,049,117	$3,549,948
Cost of revenues	374,174	382,565	401,306	564,624	1,722,669
Operating expenses	365,917	384,953	366,549	426,871	1,544,290
Income from continuing operations before income taxes	96,549	53,853	74,965	57,622	282,989
Provision for income taxes	31,416	4,952	17,607	(32,326)	21,649
Net income - Pitney Bowes Inc.	$65,133	$48,901	$57,358	$89,948	$261,340

Basic earnings per share (1)	$0.35	$0.26	$0.31	$0.48	$1.40
Diluted earnings per share (1)	$0.35	$0.26	$0.31	$0.48	$1.39

(1) The sum of earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenue	$844,589	$835,886	$839,031	$887,069	$3,406,575
Cost of revenues	365,241	372,144	376,987	400,306	1,514,678
Operating expenses (1)	379,684	370,504	368,451	526,888	1,645,527
Income from continuing operations before income taxes	99,664	93,238	93,593	(40,125)	246,370
Provision for income taxes	37,024	33,394	23,197	38,204	131,819
Income from continuing operations	62,640	59,844	70,396	(78,329)	114,551
(Loss) from discontinued operations	—	(1,660)	(291)	(750)	(2,701)
Net income before attribution of noncontrolling interests	62,640	58,184	70,105	(79,079)	111,850
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	5,264	19,045
Net income (loss) - Pitney Bowes Inc.	$58,046	$53,590	$65,512	$(84,343)	$92,805

Amounts attributable to common stockholders:
Income from continuing operations	$58,046	$55,250	$65,803	$(83,593)	$95,506
Loss from discontinued operations	—	(1,660)	(291)	(750)	(2,701)
Net income - Pitney Bowes Inc.	$58,046	$53,590	$65,512	$(84,343)	$92,805
Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.30	$0.29	$0.35	$(0.45)	$0.51
Discontinued operations	—	(0.01)	—	—	(0.01)
Net income - Pitney Bowes Inc.	$0.30	$0.28	$0.35	$(0.45)	$0.49
Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.30	$0.29	$0.35	$(0.45)	$0.51
Discontinued operations	—	(0.01)	—	—	(0.01)
Net income - Pitney Bowes Inc.	$0.30	$0.28	$0.35	$(0.45)	$0.49

(1) Fourth quarter operating expense includes an adjustment to reverse previously recognized variable compensation expense of
$36 million and a non-cash goodwill impairment charge of $171 million.
(2) The sum of earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Allowance for doubtful accounts
2017	$14,372	$9,770	$(8,157)	$15,985
2016	$9,997	$6,797	$(2,422)	$14,372
2015	$12,455	$430	$(2,888)	$9,997

Valuation allowance for deferred tax asset
2017	$127,095	$53,782	$(2,721)	$178,156
2016	$132,624	$6,523	$(12,052)	$127,095
2015	$116,935	$21,232	$(5,543)	$132,624

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2018        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 22, 2018
/s/ Stanley J. Sutula III Stanley J. Sutula III	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2018
/s/ Joseph R. Catapano Joseph R. Catapano	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 22, 2018
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 22, 2018
/s/ Anne M. Busquet Anne M. Busquet	Director	February 22, 2018
/s/ Roger Fradin Roger Fradin	Director	February 22, 2018
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 22, 2018
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 22, 2018
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 22, 2018
/s/ Linda S. Sanford Linda S. Sanford	Director	February 22, 2018
/s/ David L. Shedlarz David L. Shedlarz	Director	February 22, 2018
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 22, 2018