Form 10-Q
period 2018-03-31
PITNEY BOWES INC /DE/
filed 2018-05-04
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2018, 187,550,191 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Equipment sales	$155,808	$162,974
Supplies	65,374	66,818
Software	81,616	77,867
Rentals	95,280	99,870
Financing	80,103	85,745
Support services	118,463	118,847
Business services	386,538	224,519
Total revenue	983,182	836,640
Costs and expenses:
Cost of equipment sales	78,751	69,562
Cost of supplies	21,147	21,471
Cost of software	25,353	25,308
Cost of rentals	24,596	20,662
Financing interest expense	12,225	12,974
Cost of support services	75,572	73,354
Cost of business services	297,399	150,843
Selling, general and administrative	312,108	304,847
Research and development	32,784	31,856
Restructuring charges, net	1,021	2,082
Other components of net pension and postretirement cost	(1,719)	1,456
Interest expense, net	30,853	25,676
Total costs and expenses	910,090	740,091
Income before income taxes	73,092	96,549
Provision for income taxes	19,579	31,416
Net income	$53,513	$65,133
Earnings per share attributable to common stockholders:
Basic	$0.29	$0.35
Diluted	$0.28	$0.35
Dividends declared per share of common stock	$0.1875	$0.1875

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$53,513	$65,133
Other comprehensive income, net of tax:
Foreign currency translations	15,512	19,915
Net unrealized gain on cash flow hedges, net of tax of $162 and $353, respectively	486	576
Net unrealized (loss) gain on investment securities, net of tax of $(1,366) and $344, respectively	(3,992)	585
Adjustments to pension and postretirement plans, net of tax of $(304)	—	(1,482)
Amortization of pension and postretirement costs, net of tax of $2,803 and $3,517, respectively	8,172	6,708
Other comprehensive income, net of tax	20,178	26,302
Comprehensive income attributable to Pitney Bowes Inc.	$73,691	$91,435

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$719,875	$1,009,021
Short-term investments	55,603	48,988
Accounts receivable (net of allowance of $15,889 and $15,985, respectively)	488,028	524,424
Short-term finance receivables (net of allowance of $12,821 and $12,187, respectively)	792,802	828,003
Inventories	96,224	89,679
Current income taxes	42,274	58,439
Other current assets and prepayments	94,227	77,954
Total current assets	2,289,033	2,636,508
Property, plant and equipment, net	386,977	379,044
Rental property and equipment, net	182,727	185,741
Long-term finance receivables (net of allowance of $6,959 and $6,446 respectively)	640,987	652,087
Goodwill	1,965,984	1,952,444
Intangible assets, net	261,318	272,186
Noncurrent income taxes	61,367	59,909
Other assets	531,225	540,796
Total assets	$6,319,618	$6,678,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,375,166	$1,486,741
Current income taxes	9,457	8,823
Current portion of long-term debt	327,429	271,057
Advance billings	292,174	288,372
Total current liabilities	2,004,226	2,054,993
Deferred taxes on income	239,472	234,643
Tax uncertainties and other income tax liabilities	112,520	116,551
Long-term debt	3,248,713	3,559,278
Other noncurrent liabilities	499,794	524,689
Total liabilities	6,104,725	6,490,154

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	422	441
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	119,647	138,367
Retained earnings	5,235,874	5,229,584
Accumulated other comprehensive loss	(771,995)	(792,173)
Treasury stock, at cost (136,194,172 and 136,734,174 shares, respectively)	(4,692,394)	(4,710,997)
Total stockholders’ equity	214,893	188,561
Total liabilities and stockholders’ equity	$6,319,618	$6,678,715

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$53,513	$65,133
Restructuring payments	(15,702)	(12,416)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,820	44,295
Stock-based compensation	3,273	5,638
Restructuring charges, net	1,021	2,082
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	37,525	67,765
Decrease in finance receivables	49,350	63,390
Increase in inventories	(3,823)	(22,195)
Increase in other current assets and prepayments	(22,683)	(9,746)
Decrease in accounts payable and accrued liabilities	(70,476)	(32,829)
Increase in current and non-current income taxes	13,369	13,542
Decrease in advance billings	(2,106)	(9,194)
Other, net	(11,409)	(21,459)
Net cash provided by operating activities	82,672	154,006
Cash flows from investing activities:
Purchases of available-for-sale securities	(29,922)	(34,308)
Proceeds from sales/maturities of available-for-sale securities	15,044	34,396
Net activity from short-term and other investments	16,562	(4,303)
Capital expenditures	(42,923)	(35,920)
Acquisition of businesses, net of cash acquired	(2,407)	(7,889)
Change in reserve account deposits	6,654	(19,346)
Other investing activities	(1,250)	(1,500)
Net cash used in investing activities	(38,242)	(68,870)
Cash flows from financing activities:
Principal payments of long-term debt	(255,045)	(79,278)
Dividends paid to stockholders	(35,016)	(34,567)
Other financing activities	(50,256)	(5,658)
Net cash used in financing activities	(340,317)	(119,503)
Effect of exchange rate changes on cash and cash equivalents	6,741	9,398
Decrease in cash and cash equivalents	(289,146)	(24,969)
Cash and cash equivalents at beginning of period	1,009,021	764,522
Cash and cash equivalents at end of period	$719,875	$739,553
Cash interest paid	$46,998	$52,989
Cash income tax payments, net of refunds	$4,560	$18,511

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We provide innovative products and solutions for mailing, shipping and cross border ecommerce that enable the sending of packages globally and products and solutions for customer information management, location intelligence and customer engagement to help our clients market to their customers. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2017 (2017 Annual Report).
Accounting Pronouncements Adopted on January 1, 2018
We adopted Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), which requires companies to recognize revenue when or as control of a promised good or service is transferred to a client in amounts that reflect consideration the company expects to receive in exchange for those goods and services. See Note 2 for more information on the adoption of ASC 606.
We adopted ASU No. 2016-16, Income Taxes: Intra-entity Transfers of Assets other than Inventory, which requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under prior guidance, the tax effects of transfers were deferred until the transferred asset was sold or otherwise recovered through use. We recognized the cumulative effect of initially applying this standard as a net reduction of $3 million to opening retained earnings.
We adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires only the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs. Other components of the net periodic benefit cost are now presented separately in Other components of net pension and postretirement costs in the Consolidated Statements of Income. Prior period information has been recast to conform to the current period presentation.
We adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. There was no impact on our consolidated financial statements.
We early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements as well as the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing and hedge documentation. There was no impact on our consolidated financial statements.
We adopted ASU 2017-09, Scope of Modification Accounting. The ASU provides guidance about which changes to terms and conditions of a share-based payment award require an entity to apply modification accounting. There was no impact on our consolidated financial statements.
We adopted ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or a business. There was no impact on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

New Accounting Pronouncements - Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits a reclassification of the disproportionate income tax effects of the 2017 Tax Cuts and Jobs Act (the Act) on items within AOCI to retained earnings. The ASU also requires certain new disclosures, some of which are applicable for all companies. The standard is effective beginning January 1, 2019; however, early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The standard will be applied on a modified retrospective basis through a cumulative effect adjustment as of the beginning of the period of adoption. The standard is effective beginning January 1, 2019; however, early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The ASU requires separate disclosure in the statement of net assets available for benefits and the statement of changes in net assets available for benefits of changes in any interests held in a Master Trust and other enhanced disclosures. The standard is effective beginning January 1, 2019. We are currently evaluating the impact this standard will have on our consolidated financial statements.
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
2. Revenue from Contracts with Customers
Adoption of ASC 606
We adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective approach.  Prior period information was not restated and continues to be reported under the accounting standards in effect for those periods. We recognized a cumulative effect adjustment from the adoption of this standard that reduced opening retained earnings by $9 million.  Significant components of the cumulative effect adjustment include:

•	The write-off of previously capitalized deferred marketing costs that did not meet the criteria for capitalization under ASC 606.

•	The capitalization of certain costs to obtain a contract, primarily sales commissions, that are permitted to be capitalized under ASC 606.

•
The establishment of deferred revenue related to the early renewal of software and data license contracts with terms beginning in 2018, as ASC 606 requires revenue recognition at the commencement of the license term.

•	The write-off of deferred revenues and related costs for certain software licenses bundled with a lease that are recognized at time of delivery under ASC 606.

•	The write-off of advance billings related to certain software data products that are recognized upon delivery under ASC 606.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The pro forma impact on our consolidated financial statements as if they were presented under the prior guidance is as follows:

	Three months ended March 31, 2018
	As reported	Pro forma	Total increase (decrease)
Income Statement
Total revenue	$983,182	$970,451	$12,731
Equipment sales	$155,808	$153,607	$2,201
Software	$81,616	$70,597	$11,019
Business services	$386,538	$387,027	$(489)

Total costs and expenses	$910,090	$907,747	$2,343
Cost of equipment sales	$78,751	$76,738	$2,013
Cost of software	$25,353	$24,071	$1,282
Selling, general and administrative	$312,108	$313,060	$(952)

Income before taxes	$73,092	$62,704	$10,388
Provision for income taxes	$19,579	$16,931	$2,648
Net income	$53,513	$45,773	$7,740

Basic earnings per share attributable to common stockholders	$0.29	$0.25	$0.04
Diluted earnings per share attributable to common stockholders	$0.28	$0.24	$0.04
The most significant change to the Consolidated Statement of Income for the three months ended March 31, 2018, was due to higher software revenue and income before taxes of $11 million and $9 million, respectively, under ASC 606 primarily as a result of the renewal of software data licenses with a term beginning in 2018.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	March 31, 2018
	As reported	Pro forma	Total increase (decrease)
Balance Sheet
Total Assets	$6,319,618	$6,331,186	$(11,568)
Accounts receivable, net	$488,028	$486,327	$1,701
Current income taxes	$42,274	$42,472	$(198)
Other current assets and prepayments	$94,227	$97,909	$(3,682)
Noncurrent income taxes	$61,367	$61,571	$(204)
Other assets	$531,225	$540,410	$(9,185)

Total Liabilities	$6,104,725	$6,115,357	$(10,632)
Accounts payable and accrued liabilities	$1,375,166	$1,373,465	$1,701
Current income taxes	$9,457	$6,034	$3,423
Advance billings	$292,174	$302,586	$(10,412)
Deferred taxes on income	$239,472	$243,843	$(4,371)
Other noncurrent liabilities	$499,794	$500,767	$(973)

Total Stockholder's equity	$214,893	$215,829	$(936)
Retained earnings	$5,235,874	$5,236,690	$(816)
Accumulated other comprehensive loss	$(771,995)	$(771,875)	$(120)
The most significant changes to the Consolidated Balance Sheet at March 31, 2018 were:

•
Lower Other current assets and prepayments due to the write-off of prepaid costs related to software licenses and software data products, which are now recognized at time of delivery rather than ratably under previous guidance.

•
Lower Other assets primarily due to the write-off of deferred marketing costs at January 1, 2018, offset by the capitalization of certain costs to obtain a contract, primarily related to sales commissions.

•
Lower Advance billings due to the write-off of deferred revenue from software licenses bundled with leases and data products, which are now recognized at time of delivery rather than ratably under previous guidance.

Cash Flow Statement
The adoption of ASC 606 had no impact on our Consolidated Statements of Cash Flows.
Significant Accounting Policies
The most significant impact of ASC 606 on our consolidated financial statements will be in the timing of recognizing certain revenues and costs to obtain a contract related to software and software related products.  We will continue to recognize revenue from equipment sales under sales-type leases and related financing income and rental of postage meters and mailing equipment in accordance with ASC 840, Leases.
We applied the following practical expedients and policy elections when adopting ASC 606:

•	Costs incurred to obtain a contract with a customer are expensed if the amortization period of the asset is one year or less.

•	With the exception of certain services contracts, all taxes assessed by government authorities, such as sales and use taxes, value added taxes and excise tax, are excluded from the transaction price.

•	The transaction price is not adjusted for a significant financing component when a performance obligation is satisfied within one year.

•	Revenue is recognized based on the amount billable to the customer, when that amount corresponds to the value transferred to the customer.

•	Shipping and handling activities are accounted for as a fulfillment activity rather than a separate performance obligation.

•	We reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.
Significant changes to accounting policies disclosed in our 2017 Annual Report due to the adoption of ASC 606 are discussed below.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Software Sales and Integration Services
Our software products include software and data licenses that are either “right to use” or “right to access”. A majority of our software and data license products are considered right to use and are generally distinct from other promised goods and services within a contract. Revenue for right to use software and data licenses is recognized at a point in time when control has transferred to the customer, which is generally upon delivery or acceptance for those licenses requiring significant integration or customization. Revenue from renewals are recognized at the beginning of the license term.
Right to access licenses generally bundle certain software licenses, data licenses and data updates that are highly interdependent and the updates are critical to the continued use of the license by the customer. Revenue for these arrangements are deferred and recognized ratably over the license term.
We generally invoice customers upon delivery of our software and data licenses. Data contracts that include both data and data updates are invoiced in one or more equal installments. A contract asset is recognized on data licenses for which consideration will be received in future periods.
We allocate the transaction price based on relative standalone selling prices, which are generally based on observable selling prices in standalone transactions for our data products, maintenance and professional services. We estimate the standalone selling prices for our software licenses using the residual approach, as the selling prices are highly variable and when observable standalone selling prices exist for the other goods and services in the contract.
We often bundle software licenses with lease contracts. Revenue is recognized upon delivery of those software licenses considered distinct and functional in nature.
Costs to Obtain a Contract and Marketing Costs
Certain incremental costs to obtain a contract are capitalized as contract costs if we expect the benefit of those costs to be realized for a period greater than one year. These costs primarily relate to sales commission on multi-year equipment and software support service contracts. These costs will be amortized in a manner consistent with the timing of the related revenue over the period of contract performance or a longer period, if renewals are expected and the renewal commission is not commensurate with the initial commission. Amortization expense for the three months ended March 31, 2018 was $4 million and is included in Selling, general and administrative expenses. Unamortized contract costs at March 31, 2018 were $26 million and are included in Other assets.
Certain marketing costs associated with the acquisition of new customers are expensed as incurred since these costs do not meet the criteria of a cost to obtain a contract.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue from Contracts with Customers
The following table disaggregates our revenue by major source:

	Three months ended March 31, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Production Mail	Total Revenue from sales and services (ASC 606)	Revenue from leasing transactions and financing	Total Consolidated Revenue
Equipment sales	$—	$—	$17,145	$13,364	$—	$45,435	$75,944	$79,864	$155,808
Supplies	—	—	38,951	21,041	—	5,382	65,374	—	65,374
Software	—	—	—	—	81,616	—	81,616	—	81,616
Rentals	—	—	730	2,167	—	—	2,897	92,383	95,280
Financing	—	—	16,577	2,976	—	—	19,553	60,550	80,103
Support services	—	—	50,744	22,278	—	45,440	118,462	—	118,462
Business services	246,590	134,458	3,803	1,688	—	—	386,539	—	386,539
	$246,590	$134,458	$127,950	$63,514	$81,616	$96,257	$750,385	$232,797	$983,182

Revenue from sales and services (ASC 606)	$246,590	$134,458	$127,950	$63,514	$81,616	$96,257	$750,385	$—	$750,385
Revenue from leasing transactions and financing	—	—	197,480	34,383	—	934	—	232,797	232,797
Total revenue	$246,590	$134,458	$325,430	$97,897	$81,616	$97,191	$750,385	$232,797	$983,182

Timing of revenue recognition (ASC 606)
Products/services transferred at a point in time	$—	$—	$56,096	$34,405	$26,057	$50,817	$167,375
Products/services transferred over time	246,590	134,458	71,854	29,109	55,559	45,440	583,010
Total revenue	$246,590	$134,458	$127,950	$63,514	$81,616	$96,257	$750,385
Our performance obligations are as follows:
Equipment sales and supplies: Our performance obligations generally include the sale of mailing equipment, excluding sales-type leases, and supplies. We recognize revenue upon delivery for self-install equipment and supplies and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Software: Our performance obligations include the sale of software licenses, maintenance, data products and professional services. Revenue for licenses is generally recognized upon delivery or over time for those licenses that require critical updates over the term of the contract.
Rentals: Our performance obligations include the fees associated with postage refills for meters.
Financing: Our performance obligations for financing revenue include services under our equipment replacement program.  The fees received for this program are recognized ratably over the contract term.
Support services: Our performance obligations include providing maintenance and professional services for our equipment. Maintenance contract revenue is recognized ratably over the contract period and revenue for professional services is recognized when services are complete.
Business services: Our performance obligations include mail processing services and ecommerce solutions. Revenue is recognized as the services are provided as these services represent a series of distinct services that are similar and the revenue is recognized as the services are provided.

Revenue from leasing transactions and financing include revenue from sales-type leases, finance income and late fees that are not accounted for under ASC 606.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Contract Assets and Advance Billings from Contracts with Customers

	March 31, 2018	January 1, 2018 (1)	Total increase (decrease)
Contracts assets, current portion	$4,565	$5,075	$(510)
Contracts assets, noncurrent portion	$1,752	$648	$1,104
Advance billings, current portion	$236,599	$238,707	$(2,108)
Advance billings, noncurrent portion	$14,887	$17,874	$(2,987)
(1) Balances adjusted for the cumulative effect of accounting change
Contract assets, current and non current, are recorded in Other current assets and prepayments and Other assets, respectively. Advance billings, current and noncurrent, are recorded in Advance billings and Other noncurrent liabilities, respectively.
Contract Assets
We record contract assets when performance obligations are satisfied in advance of invoicing the customer when the right to consideration is conditional on the satisfaction of another performance obligation within a contract.
Advance Billings from Contracts with Customers
Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on equipment and software licenses, subscription services and certain software data products.  Revenue is recognized ratably over the contract term.
The net decrease in advance billings at March 31, 2018 is primarily driven by revenues recognized during the period, which includes $107 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
The transaction prices allocated to future performance obligations will be recognized as follows:

	Total	Remainder of 2018	2019	2020-2023
North America Mailing(1)	$269,197	$91,823	$90,473	$86,901
International Mailing(1)	121,695	38,663	33,801	49,231
Production Mail(2)	8,321	4,194	3,557	570
Software Solutions(3)	87,868	40,592	30,440	16,836
Total	$487,081	$175,272	$158,271	$153,538
(1) Revenue streams bundled with our leasing contracts, primarily maintenance and other services
(2) Noncancellable maintenance contracts for production mail equipment for contract terms greater than 12 months
(3) Multiple-year software maintenance contracts, certain software and data licenses and data updates
The table above does not include revenue related to performance obligations for contracts with terms less than 12 months and expected consideration for those performance obligations where revenue is recognized based on the amount billable to the customer.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Segment Information
In January 2018, we revised our business reporting groups to reflect how we manage these groups and clients served in each market.  The Commerce Services group was formed and includes our Global Ecommerce and Presort Services segments. The principal products and services of each of our reportable segments are as follows:
Commerce Services:
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services which allow clients to qualify large mail volumes for postal worksharing discounts.
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
Software Solutions:
Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software and data solutions and related support services.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended March 31,
	2018	2017
Global Ecommerce	$246,590	$88,152
Presort Services	134,458	132,677
Commerce Services	381,048	220,829
North America Mailing	325,430	355,578
International Mailing	97,897	93,058
Small & Medium Business Solutions	423,327	448,636
Software Solutions	81,616	78,220
Production Mail	97,191	88,955
Total revenue	$983,182	$836,640

	EBIT
	Three Months Ended March 31,
	2018	2017
Global Ecommerce	$(7,711)	$(4,270)
Presort Services	27,026	30,717
Commerce Services	19,315	26,447
North America Mailing	119,471	141,008
International Mailing	15,892	13,269
Small & Medium Business Solutions	135,363	154,277
Software Solutions	4,849	2,749
Production Mail	9,619	8,964
Total segment EBIT	169,146	192,437
Reconciling items:
Interest, net	(43,078)	(38,650)
Unallocated corporate expenses	(49,361)	(55,156)
Restructuring charges, net	(1,021)	(2,082)
Transaction costs	(2,594)	—
Income before income taxes	73,092	96,549
Provision for income taxes	19,579	31,416
Net income	$53,513	$65,133

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Earnings per Share

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (numerator for diluted EPS)	$53,513	$65,133
Less: Preference stock dividend	8	9
Income attributable to common stockholders (numerator for basic EPS)	$53,505	$65,124
Denominator:
Weighted-average shares used in basic EPS	186,863	185,982
Effect of dilutive shares	1,312	893
Weighted-average shares used in diluted EPS	188,175	186,875

Basic earnings per share	$0.29	$0.35

Diluted earnings per share	$0.28	$0.35

Anti-dilutive shares not used in calculating diluted weighted-average shares	11,636	11,176
5. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$29,150	$30,166
Work in process	7,127	4,981
Supplies and service parts	46,049	45,366
Finished products	26,497	21,765
Inventory at FIFO cost	108,823	102,278
Excess of FIFO cost over LIFO cost	(12,599)	(12,599)
Total inventory, net	$96,224	$89,679

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
Finance receivables at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,012,917	$290,618	$1,303,535	$1,023,549	$292,059	$1,315,608
Unguaranteed residual values	68,719	14,242	82,961	74,093	14,202	88,295
Unearned income	(218,628)	(62,527)	(281,155)	(216,720)	(62,325)	(279,045)
Allowance for credit losses	(8,763)	(3,083)	(11,846)	(7,721)	(2,794)	(10,515)
Net investment in sales-type lease receivables	854,245	239,250	1,093,495	873,201	241,142	1,114,343
Loan receivables
Loan receivables	314,664	33,564	348,228	339,373	34,492	373,865
Allowance for credit losses	(6,950)	(984)	(7,934)	(7,098)	(1,020)	(8,118)
Net investment in loan receivables	307,714	32,580	340,294	332,275	33,472	365,747
Net investment in finance receivables	$1,161,959	$271,830	$1,433,789	$1,205,476	$274,614	$1,480,090

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the three months ended March 31, 2018 and 2017 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	2,217	399	1,925	141	4,682
Write-offs and other	(1,175)	(110)	(2,073)	(177)	(3,535)
Balance at March 31, 2018	$8,763	$3,083	$6,950	$984	$19,780

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	1,758	178	639	144	2,719
Write-offs and other	(1,189)	(256)	(1,787)	(157)	(3,389)
Balance at March 31, 2017	$8,816	$2,569	$7,369	$1,076	$19,830

Aging of Receivables
The aging of gross finance receivables at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$960,922	$284,696	$305,623	$33,292	$1,584,533
> 90 days	51,995	5,922	9,041	272	67,230
Total	$1,012,917	$290,618	$314,664	$33,564	$1,651,763
Past due amounts > 90 days
Still accruing interest	$8,757	$1,774	$—	$—	$10,531
Not accruing interest	43,238	4,148	9,041	272	56,699
Total	$51,995	$5,922	$9,041	$272	$67,230

	December 31, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$971,002	$286,170	$330,503	$34,239	$1,621,914
> 90 days	52,547	5,889	8,870	253	67,559
Total	$1,023,549	$292,059	$339,373	$34,492	$1,689,473
Past due amounts > 90 days
Still accruing interest	$10,807	$1,738	$—	$—	$12,545
Not accruing interest	41,740	4,151	8,870	253	55,014
Total	$52,547	$5,889	$8,870	$253	$67,559

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
The table below shows the North America portfolio at March 31, 2018 and December 31, 2017 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	March 31, 2018	December 31, 2017
Sales-type lease receivables
Low	$817,697	$819,776
Medium	138,411	148,000
High	21,858	21,728
Not Scored	34,951	34,045
Total	$1,012,917	$1,023,549
Loan receivables
Low	$239,104	$262,646
Medium	56,560	56,744
High	6,067	6,791
Not Scored	12,933	13,192
Total	$314,664	$339,373

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

7. Acquisitions, Intangible Assets and Goodwill
Acquisitions
In October 2017, we acquired Newgistics for $471 million, net of cash acquired. The results of Newgistics are included in our consolidated operating results from the date of acquisition. Our consolidated revenue for the three months ended March 31, 2018 includes $131 million from Newgistics. On a supplemental pro forma basis, had we acquired Newgistics on January 1, 2017, our revenues would have been $119 million higher for the three months ended March 31, 2017. The impact on our earnings would not have been material.
Intangible Assets
Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$528,997	$(303,449)	$225,548	$526,149	$(292,500)	$233,649
Software & technology	174,208	(147,595)	26,613	173,141	(144,742)	28,399
Trademarks & other	42,838	(33,681)	9,157	42,505	(32,367)	10,138
Total intangible assets	$746,043	$(484,725)	$261,318	$741,795	$(469,609)	$272,186
Amortization expense was $11 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
Future amortization expense as of March 31, 2018 was as follows:

Remaining for year ending December 31, 2018	$37,598
Year ending December 31, 2019	38,330
Year ending December 31, 2020	33,744
Year ending December 31, 2021	30,119
Year ending December 31, 2022	29,038
Thereafter	92,489
Total	$261,318
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the three months ended March 31, 2018 are shown in the table below.

	December 31, 2017	Acquisitions	Other(1)	March 31, 2018
Global Ecommerce	$602,461	$—	$(653)	$601,808
Presort Services	204,781	2,684	—	207,465
Commerce Services	807,242	2,684	(653)	809,273
North America Mailing	368,905	—	(205)	368,700
International Mailing	158,203	—	7,127	165,330
Small & Medium Business Solutions	527,108	—	6,922	534,030
Software Solutions	510,605	—	2,924	513,529
Production Mail	107,489	—	1,663	109,152
Total goodwill	$1,952,444	$2,684	$10,856	$1,965,984
(1) Primarily represents foreign currency translation adjustments.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$84,345	$312,373	$—	$396,718
Equity securities	—	23,734	—	23,734
Commingled fixed income securities	1,552	21,125	—	22,677
Government and related securities	127,475	16,439	—	143,914
Corporate debt securities	—	72,289	—	72,289
Mortgage-backed / asset-backed securities	—	161,069	—	161,069
Derivatives
Interest rate swap	—	1,595	—	1,595
Foreign exchange contracts	—	529	—	529
Total assets	$213,372	$609,153	$—	$822,525
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,639)	$—	$(1,639)
Total liabilities	$—	$(1,639)	$—	$(1,639)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value in the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in AOCI.
Available-for-sale securities at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$142,719	$1,393	$(1,996)	$142,116
Corporate debt securities	72,790	555	(1,056)	72,289
Commingled fixed income securities	1,791	—	(67)	1,724
Mortgage-backed / asset-backed securities	163,174	879	(2,984)	161,069
Total	$380,474	$2,827	$(6,103)	$377,198

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$131,872	$1,984	$(1,090)	$132,766
Corporate debt securities	73,612	1,724	(227)	75,109
Commingled fixed income securities	1,796	—	(40)	1,756
Mortgage-backed / asset-backed securities	158,496	1,348	(1,642)	158,202
Total	$365,776	$5,056	$(2,999)	$367,833

At March 31, 2018, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $4 million and an estimated fair value of $140 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $147 million.

At December 31, 2017, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $116 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $91 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities at maturity.

Scheduled maturities of available-for-sale securities at March 31, 2018 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$51,133	$50,855
After 1 year through 5 years	115,266	114,330
After 5 years through 10 years	66,418	65,540
After 10 years	147,657	146,473
Total	$380,474	$377,198
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both March 31, 2018 and December 31, 2017, we had outstanding contracts associated with these anticipated transactions with notional amounts of $10 million.

The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.

Interest Rate Swap
We have an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with $300 million of variable-rate term loans. The swap is designated as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on 1-month LIBOR. The variable interest rate resets monthly.
The valuation of our interest rate swap is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments at March 31, 2018 and December 31, 2017 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$103	$57
	Accounts payable and accrued liabilities	(69)	(144)

Interest rate swap	Other assets	1,595	1,776

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	426	65
	Accounts payable and accrued liabilities	(1,570)	(191)

	Total derivative assets	$2,124	$1,898
	Total derivative liabilities	(1,639)	(335)
	Total net derivative asset (liabilities)	$485	$1,563
The majority of the amounts included in AOCI at March 31, 2018 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2018	2017		2018	2017
Foreign exchange contracts	$35	$50	Revenue	$(3)	$(28)
			Cost of sales	(84)	111
Interest rate swap	(181)	468	Interest Expense	—	—
	$(146)	$518		$(87)	$83
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at March 31, 2018 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(4,713)	$(1,849)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2018, we did not post any collateral and the maximum amount of collateral that we would be required to post had the credit-risk-related contingent features been triggered was not significant.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The carrying value and estimated fair value of our debt at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Carrying value	$3,576,142	$3,830,335
Fair value	$3,481,467	$3,718,986

9. Restructuring Charges
Activity in our restructuring reserves for the three months ended March 31, 2018 and 2017 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	952	69	1,021
Cash payments	(15,125)	(577)	(15,702)
Balance at March 31, 2018	$27,978	$1,061	$29,039

Balance at January 1, 2017	$28,376	$281	$28,657
Expenses, net	1,419	67	1,486
Cash payments	(12,294)	(122)	(12,416)
Balance at March 31, 2017	$17,501	$226	$17,727

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt at March 31, 2018 and December 31, 2017 consisted of the following:

	Interest rate	March 31, 2018	December 31, 2017
Notes due March 2018	5.6%	$—	$250,000
Notes due March 2019	6.25%	300,000	300,000
Notes due September 2020	3.625%	300,000	300,000
Notes due October 2021	3.625%	600,000	600,000
Notes due May 2022	4.125%	400,000	400,000
Notes due April 2023	4.7%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	645,000	650,000
Other debt		5,432	5,476
Principal amount		3,611,273	3,866,317
Less: unamortized costs, net		35,131	35,982
Total debt		3,576,142	3,830,335
Less: current portion long-term debt		327,429	271,057
Long-term debt		$3,248,713	$3,559,278
During the first quarter of 2018, we repaid the $250 million of 5.6% Notes that matured in March 2018 and $5 million of principal related to our term loans.
On May 4, 2018, Standard & Poor’s lowered our corporate credit rating to BB+ from BBB-.  Interest rates on certain notes and term loans are subject to adjustment based on changes in our credit ratings. As a result, the coupon rate on $1.7 billion principal amount of our notes will increase by 0.25% effective at the next interest payment date for each security.  The rate on our $650 million term loans will also increase 0.25%, effective immediately.
Additionally, the fees on our $1 billion credit facility are also subject to adjustment based on our credit ratings.  As a result of the lower rating, the undrawn fee on the credit facility will increase 0.05% and the fee on any drawn amounts will increase 0.20%.  As of March 31, 2018, we have not drawn upon the credit facility.

11. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Service cost	$37	$30	$589	$542	$407	$419
Interest cost	15,616	17,244	4,696	4,544	1,603	1,771
Expected return on plan assets	(25,424)	(24,548)	(9,185)	(7,780)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(18)	(18)	88	74
Amortization of net actuarial loss	8,076	7,268	1,912	2,034	934	884
Net periodic benefit cost (income)	$(1,710)	$(21)	$(2,008)	$(680)	$3,032	$3,148

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Through March 31, 2018 and 2017, contributions to our U.S. pension plans were $1 million and $2 million, respectively. Contributions to our foreign plans were $9 million in both 2018 and 2017. Nonpension postretirement benefit plan contributions were $5 million through both March 31, 2018 and March 31, 2017.

12. Income Taxes
The effective tax rate for the three months ended March 31, 2018 and 2017 was 26.8% and 32.5%, respectively. The 2018 effective tax rate is lower primarily due to the lower U.S. tax rate, and related provisions of the Act. The effective tax rate for the three months ended March 31, 2018 and 2017 includes a $2 million and $4 million charge, respectively, from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock and a $3 million and $4 million benefit, respectively, from the resolution of certain tax examinations.
The provisional amounts recorded under Staff Accounting Bulletin No. 118 in 2017 to reflect the estimated impact of the Act have not been adjusted in the first quarter of 2018.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 25% of our unrecognized tax benefits.
The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2013 are closed to audit; however, various post-2006 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2012 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2014, Germany, which is closed to audit through the end of 2012 and the UK, which, except for an item under appeal, is closed to audit through the end of 2015. We have other less significant tax filings currently subject to examination.
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

14. Stockholders’ Equity (Deficit)

Changes in stockholders’ equity (deficit) for the three months ended March 31, 2018 and 2017 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2017	$1	$441	$323,338	$138,367	$5,229,584	$(792,173)	$(4,710,997)	$188,561
Cumulative effect of accounting changes	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	53,513	—	—	53,513
Other comprehensive income	—	—	—	—	—	20,178	—	20,178
Dividends paid	—	—	—	—	(35,016)	—	—	(35,016)
Issuance of common stock	—	—	—	(21,607)	—	—	18,198	(3,409)
Conversion to common stock	—	(19)	—	(386)	—	—	405	—
Stock-based compensation expense	—	—	—	3,273	—	—	—	3,273
Balance at March 31, 2018	$1	$422	$323,338	$119,647	$5,235,874	$(771,995)	$(4,692,394)	$214,893

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at December 31, 2016	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	65,133	—	—	65,133
Other comprehensive loss	—	—	—	—	—	26,302	—	26,302
Dividends paid	—	—	—	—	(34,567)	—	—	(34,567)
Issuance of common stock	—	—	—	(27,098)	—	—	21,914	(5,184)
Conversion to common stock	—	(5)	—	(101)	—	—	106	—
Stock-based compensation expense	—	—	—	5,638	—	—	—	5,638
Balance at March 31, 2017	$1	$478	$323,338	$126,564	$5,138,300	$(913,831)	$(4,721,188)	$(46,338)

15. Accumulated Other Comprehensive Income

Reclassifications out of AOCI for the three months ended March 31, 2018 and 2017 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended March 31,
	2018	2017
Gains (losses) on cash flow hedges
Revenue	$(3)	$28
Cost of sales	(84)	(111)
Interest expense, net	(507)	(507)
Total before tax	(594)	(590)
Benefit for income tax	(151)	(230)
Net of tax	$(443)	$(360)

Gains (losses) on available for sale securities
Interest expense, net	$(24)	$(109)
Benefit provision for income tax	(6)	(40)
Net of tax	$(18)	$(69)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2
Prior service costs	(55)	(41)
Actuarial losses	(10,922)	(10,186)
Total before tax	(10,975)	(10,225)
Benefit from income tax	(2,803)	(3,517)
Net of tax	$(8,172)	$(6,708)
(a) Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).
(b) Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 11 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the three months ended March 31, 2018 and 2017 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(44,564)	$(792,173)
Other comprehensive income (loss) before reclassifications (a)	43	(4,010)	—	15,512	11,545
Reclassifications into earnings (a), (b)	443	18	8,172	—	8,633
Net other comprehensive income	486	(3,992)	8,172	15,512	20,178
Balance at March 31, 2018	$80	$(2,395)	$(740,628)	$(29,052)	$(771,995)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive (loss) income before reclassifications (a)	216	516	(1,482)	19,915	19,165
Reclassifications into earnings (a), (b)	360	69	6,708	—	7,137
Net other comprehensive income	576	585	5,226	19,915	26,302
Balance at March 31, 2017	$(909)	$705	$(782,587)	$(131,040)	$(913,831)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

16. Subsequent Event

On April 27, 2018, we entered into an agreement to sell our Document Messaging Technologies production mail business and supporting software (collectively, the Business) for $361 million, subject to certain adjustments. We anticipate proceeds from the sale of approximately $270 million, net of estimated closing costs, transaction fees and taxes.  We expect to use the majority of the net proceeds from the sale to pay down debt.  The transaction is likely to be completed late in the second quarter or early in the third quarter of 2018 subject to customary closing conditions.

Beginning in the second quarter of 2018, we will report the results of the Business as a discontinued operation in our condensed consolidated financial statements. Prior periods will be recast to conform to this presentation.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments and the introduction of new products and services by competitors

•	our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required

•	the market’s acceptance of new products and services

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates, labor conditions and fuel prices

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in postal or banking regulations, including changes in, or loss of, our contractual relationships with the U.S. Postal Service or posts in our other major markets

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in the Global Ecommerce segment

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our ability to fully utilize the enterprise business platform in North America and successfully deploy it in major international markets without significant disruption to existing operations

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations, including the impact of the Tax Cuts and Jobs Act of 2017

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
In the first quarter of 2018, total revenue increased 18% and our gross margin declined to 46.8% from 56.8% as compared to the prior year. We continued to see a shift in our overall portfolio to higher growth, digital and shipping solutions. The margins from these higher growth areas are lower than in our traditional markets, which are experiencing secular declines.
Following on our acquisition of Newgistics, we view our ongoing strategy in three primary categories. First, we are investing in offerings that reduce the complexity of shipping for our clients. Second, we are continuing our focus on operational excellence initiatives to reduce the costs in the business. And third, we are focusing on re-using technologies and our expertise in one line of our business to improve the capabilities and results of other aspects of our business.
Financial Results Summary - Three Months Ended March 31:

	2018	2017	Change
Revenue	$983,182	$836,640	18%
Net income	$53,513	$65,133	(18)%
Diluted earnings per share	$0.28	$0.35	(20)%
Net cash provided by operations	$82,672	$154,006	(46)%
Revenue
Revenue increased 18% as reported and 15% on a constant currency basis.

•	The increase reflects growth in business services revenue and software revenue, partially offset by declines in equipment sales, financing, rentals, supplies and support services revenues.

•
Commerce Services grew 73% as reported and 71% on a constant currency basis primarily due to growth in Global Ecommerce. Revenue for Global Ecommerce more than doubled over prior year and excluding revenue from Newgistics, grew 29% due to higher shipping and marketplace revenue. Presort Services revenue grew 1% due to higher mail processing volumes.

•
Small and Medium Business Solutions (SMB) revenue declined 6% as reported and 8% on a constant currency basis. North America Mailing revenue declined 8% primarily due to a decline in equipment sales and streams revenues (supplies, rental, financing and support services). International Mailing revenue increased 5% as reported, but declined 6% on a constant currency basis due to lower equipment sales, supplies and support services revenue.

•
Software Solutions revenue increased 4% as reported and 1% on a constant currency basis as a result of the adoption of the new revenue recognition accounting standard (ASC 606). See Note 2 to the Condensed Consolidated Financial Statements for further information.

•	Production Mail revenue increased 9% as reported and 6% on a constant currency basis primarily due to higher equipment sales.
Net Income
Net income declined 18% driven largely by lower margins driven by a change in overall product mix, continued investments in Global Ecommerce and higher amortization expense from the acquisition of Newgistics, partially offset by a decline in our effective tax rate.
Cash Flows
Net cash provided by operations was $83 million compared to $154 million in the prior year. The decline primarily relates to working capital changes. During the first three months of 2018, we used cash to:

•	repay $255 million of outstanding debt;

•	pay dividends of $35 million to our common stockholders; and

•	invest $43 million in capital expenditures.

Outlook

The shift in our overall portfolio to higher growth, digital and shipping solutions is expected to continue and offerings related to shipping services will become a larger contributor to overall revenue. Global Ecommerce revenue, is expected to continue to grow largely from growth in domestic shipping APIs, carrier services offerings and cross-border volume expansion as well as from the acquisition of Newgistics and continued growth of that business. Presort Services revenue is expected to continue to perform around the market ranges.
We plan to continue to leverage Newgistics' existing network and volumes to drive scale across our parcel platform and synergies with our Global Ecommerce and Presort Services segments. We further anticipate cross-selling opportunities across the clients of Newgistics, Presort Services and Global Ecommerce.
Despite the decline in North America Mailing equipment sales in the first quarter, we continue to expect that the new SendPro products will improve trends in equipment sales and stream revenues in North America over the long term. We also plan on introducing new and expanded finance offerings to our clients.
Software Solutions is expected to improve driven by the indirect channel and expected expansion of our customer base. Production Mail revenue is expected to continue to perform around the market ranges.
We expect 2018 revenue to grow and our overall gross profit margins to contract as our portfolio mix shifts to higher revenue growth areas, but lower-margin businesses. Over the last five years, we have developed a simpler and more digital operating model and have reduced our cost structure by approximately $300 million. In the fourth quarter of 2017, we announced our intentions to reduce costs by an additional $200 million over a 24-month period. These cost reductions will come from across the organization, including people and programs.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended March 31,
	2018	2017	Actual % change	Constant Currency % change
Equipment sales	$155,808	$162,974	(4)%	(8)%
Supplies	65,374	66,818	(2)%	(6)%
Software	81,616	77,867	5%	2%
Rentals	95,280	99,870	(5)%	(6)%
Financing	80,103	85,745	(7)%	(8)%
Support services	118,463	118,847	—%	(4)%
Business services	386,538	224,519	72%	71%
Total revenue	$983,182	$836,640	18%	15%

	Three Months Ended March 31,
			Percentage of Revenue
	2018	2017	2018	2017
Cost of equipment sales	$78,751	$69,562	50.5%	42.7%
Cost of supplies	21,147	21,471	32.3%	32.1%
Cost of software	25,353	25,308	31.1%	32.5%
Cost of rentals	24,596	20,662	25.8%	20.7%
Financing interest expense	12,225	12,974	15.3%	15.1%
Cost of support services	75,572	73,354	63.8%	61.7%
Cost of business services	297,399	150,843	76.9%	67.2%
Total cost of revenue	$535,043	$374,174	54.4%	44.7%

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
Revenue and Cost of Revenues - 2018 compared to 2017
Equipment sales
Equipment sales revenue decreased 4% in the quarter. On a constant currency basis, equipment sales decreased 8%, primarily due to:

•	10% from lower equipment sales in North America Mailing; offset partially by

•	3% from higher equipment sales in Production Mail due to higher inserter and print placements.
Cost of equipment sales as a percentage of equipment sales increased to 50.5% in the quarter, primarily due to a higher mix of lower margin product sales in SMB and Production Mail.

Supplies
Supplies revenue decreased 2% in the quarter. On a constant currency basis, supplies revenue decreased 6% primarily due to:

•	3% from lower supplies revenue in International Mailing; and

•	3% from lower supplies revenue in North America Mailing.
Cost of supplies as a percentage of supplies revenue was 32.3% in the quarter and was relatively flat compared to the prior year.

Software
Software revenue increased 5% in the quarter. The adoption ASC 606 had an $11 million favorable impact on software revenue. Excluding the impact of ASC 606 and on a constant currency basis, revenue decreased 13% primarily due:

•	3% from lower licensing revenue driven by a lower level of large deals in the quarter;

•	8% from lower data revenue; and

•	2% from lower services revenue.
Cost of software as a percentage of software revenue decreased to 31.1% in the quarter due to the increase in high margin licensing revenue.

Rentals
Rentals revenue declined 5% in the quarter. On a constant currency basis, revenue declined 6% primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 25.8% for the quarter primarily due to higher residual losses.

Financing
Financing revenue decreased 7% on a reported basis and 8% on a constant currency basis in the quarter primarily due to a declining portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue increased to 15.3% for the quarter primarily due to lower average outstanding finance receivables and lower fees revenue.

Support Services
Support services revenue was flat in the quarter. On a constant currency basis, support services revenue decreased 4% primarily due to a decline in installed mailing equipment worldwide. Cost of support services as a percentage of support services revenue increased to 63.8% in the quarter primarily due to higher costs.

Business Services
Business services revenue increased 72% in the quarter. On a constant currency basis, business services revenue increased 71% primarily due to:

•	58% from the acquisition of Newgistics;

•	12% from growth in Global Ecommerce, excluding Newgistics, due to higher cross-border volumes; and

•	1% from higher volumes of mail processed in Presort Services.
Cost of business services as a percentage of business services revenue increased to 76.9% in the quarter primarily due to continued investment in Global Ecommerce and higher labor and transportation costs in Global Ecommerce and Presort Services.

Selling, general and administrative (SG&A)
SG&A expense increased 2% to $312 million in the quarter primarily due to $18 million of additional expenses from Newgistics and $8 million from the impact of foreign currency, offset partially by $8 million of lower marketing expenses and $10 million from cost reduction initiatives.

Research and development (R&D)
R&D expense increased 3% to $33 million in the quarter primarily due to continued investments in our Global Ecommerce business.
Income taxes
See Note 12 to the Condensed Consolidated Financial Statements.

Business segment results - 2018 compared to 2017
In January 2018, we revised our business reporting groups to reflect how we manage these groups and clients served in each market.  The Commerce Services group was formed and includes our Global Ecommerce and Presort Services segments. The principal products and services of each of our reportable segments are as follows:
Commerce Services:
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.

Presort Services: Includes revenue and related expenses from sortation services which allow clients to qualify large mail volumes for postal worksharing discounts.

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

Software Solutions:
Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software and data solutions and related support services.
Production Mail:
Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Management uses segment earnings before interest and taxes (EBIT) to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the businesses. We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Due to acquisition activity in Commerce Services, we are also providing segment earnings before interest, taxes, depreciation and amortization (EBITDA) as a supplemental non-GAAP measure of profit and operational performance for each segment. See Note 3 to the Condensed Consolidated Financial Statements for reconciliation of segment EBIT to net income.

Segment information for the three months ended March 31, 2018 and 2017 is presented below:

	Revenue
	Three Months Ended March 31,
	2018	2017	Actual % change	Constant Currency % change
Global Ecommerce	$246,590	$88,152	>100%	>100%
Presort Services	134,458	132,677	1%	1%
Commerce Services	381,048	220,829	73%	71%
North America Mailing	325,430	355,578	(8)%	(8)%
International Mailing	97,897	93,058	5%	(6)%
Small & Medium Business Solutions	423,327	448,636	(6)%	(8)%
Software Solutions	81,616	78,220	4%	1%
Production Mail	97,191	88,955	9%	6%
Total	$983,182	$836,640	18%	15%

	EBIT
	Three Months Ended March 31,
	2018	2017	% change
Global Ecommerce	$(7,711)	$(4,270)	81%
Presort Services	27,026	30,717	(12)%
Commerce Services	19,315	26,447	(27)%
North America Mailing	119,471	141,008	(15)%
International Mailing	15,892	13,269	20%
Small & Medium Business Solutions	135,363	154,277	(12)%
Software Solutions	4,849	2,749	76%
Production Mail	9,619	8,964	7%
Total Segment EBIT	$169,146	$192,437	(12)%

	EBITDA
	Three Months Ended March 31,
	2018	2017	% change
Global Ecommerce	$6,719	$3,052	>100%
Presort Services	33,188	37,915	(12)%
Commerce Services	39,907	40,967	(3)%
North America Mailing	136,320	157,162	(13)%
International Mailing	20,413	17,807	15%
Small & Medium Business Solutions	156,733	174,969	(10)%
Software Solutions	7,270	9,733	(25)%
Production Mail	10,261	4,837	112%
Total Segment EBITDA	214,171	230,506	(7)%
Less: Segment depreciation and amortization(1)	(45,025)	(38,069)	18%
Total Segment EBIT	$169,146	$192,437	(12)%
(1) Excludes corporate depreciation and amortization expense.
Global Ecommerce
Global Ecommerce revenue increased 180% in the quarter. On a constant currency basis, revenue increased 177% primarily due to:

•	148%, or $131 million, from the additional revenue from Newgistics;

•	18% from higher shipping revenues due to increased volumes; and

•	11% from higher cross-border marketplace volumes, particularly in the U.S.
EBIT was a loss of $8 million compared to a loss of $4 million in the prior quarter. The higher loss was primarily due to $7 million of additional depreciation and amortization expense primarily from the acquisition of Newgistics and investments in market growth opportunities. The acquisition of Newgistics did not have a material impact on EBIT. EBITDA increased $4 million compared to the prior year due to the increase revenue.

Presort Services
Presort Services revenue increased 1% in the quarter primarily due to higher volumes of First Class mail, parcels and flats processed, partially offset by lower Standard Class mail volumes. EBIT decreased 12% in the quarter primarily due to higher labor and transportation costs.
North America Mailing
North America Mailing revenue decreased 8% in the quarter primarily due to:

•	4% from lower equipment sales driven by a lower level of client lease extensions and large deal in the first quarter of 2017, which impacted the year-to-year comparison;

•	2% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees.

EBIT decreased 15% in the quarter primarily due to the decline recurring revenue streams and equipment sales mix, partially offset by lower expenses.

International Mailing
International Mailing revenue increased 5% in the quarter, however on a constant currency basis, revenue decreased 6% primarily due to:

•	3% from declines in rentals, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio; and

•	3% from lower equipment sales, primarily in the UK.
EBIT increased 20% in the quarter primarily due to lower expenses.

Software Solutions
Software revenue increased 4% in the quarter. Excluding an $11 million favorable impact from ASC 606, revenue decreased 13% on a constant currency basis primarily due:

•	3% from lower licensing revenue driven by a lower level of large deals in the quarter;

•	8% from lower data revenue; and

•	2% from lower services revenue.
EBIT increased 76% in the quarter primarily due to the increase in revenue. EBIT includes a $9 million favorable impact from ASC 606.

Production Mail
Production Mail revenue increased 9% in the quarter. On a constant currency basis, revenue increased 6% primarily due to higher equipment sales, primarily from inserter and print placements during the quarter. EBIT increased 7% in the quarter primarily due to the increase in revenue, partially offset by a higher mix of lower margin equipment sales.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $775 million at March 31, 2018 and $1,058 million at December 31, 2017. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $285 million at March 31, 2018 and $608 million at December 31, 2017. During the quarter, we repatriated $370 million of cash to the U.S. from our foreign subsidiaries.  Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017	Change
Net cash provided by operating activities	$82,672	$154,006	$(71,334)
Net cash used in investing activities	(38,242)	(68,870)	30,628
Net cash used financing activities	(340,317)	(119,503)	(220,814)
Effect of exchange rate changes on cash and cash equivalents	6,741	9,398	(2,657)
Change in cash and cash equivalents	$(289,146)	$(24,969)	$(264,177)
Cash from operations decreased $71 million, primarily due to timing of working capital, specifically within accounts payable and accrued liabilities and accounts receivable.
Cash flows used in investing activities declined $31 million, primarily due to:

•	An increase of $26 million from a favorable change in reserve deposits;

•	Higher cash inflows from investment activities of $6 million; and

•	Lower acquisition spending of $5 million; partially offset by

•	Higher capital expenditures of $7 million.
Cash flows used in financing activities increased $221 million, primarily due to:

•	Repayment of $255 million of debt in the first quarter of 2018 compared to the repayment of $79 million in the prior year quarter; and

•	The settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany cash transfer at year end.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a committed credit facility of $1 billion that expires in January 2021. As of March 31, 2018, we have not drawn upon the credit facility.
There were no outstanding commercial paper borrowings at March 31, 2018 and December 31, 2017, and we did not issue any commercial paper during the first quarter of 2018.
During the first quarter of 2018, we repaid the $250 million of 5.6% Notes that matured in March 2018 and $5 million of principal related to our term loans.
On May 4, 2018, Standard & Poor’s lowered our corporate credit rating to BB+ from BBB-.  Interest rates on certain notes and term loans are subject to adjustment based on changes in our credit ratings. As a result, the coupon rate on $1.7 billion principal amount of our notes will increase by 0.25% effective at the next interest payment date for each security.  The rate on our $650 million term loans will also increase 0.25%, effective immediately.
Additionally, the fees on our $1 billion credit facility are also subject to adjustment based on our credit ratings.  As a result of the lower rating, the undrawn fee on the credit facility will increase 0.05% and the fee on any drawn amounts will increase 0.20%.  As of March 31, 2018, we have not drawn upon the credit facility.

Dividends and Share Repurchases
During the three months ended March 31, 2018, we paid dividends to our stockholders of $35 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the quarter and still have remaining authorization to repurchase up to $21 million of our common shares.

Off-Balance Sheet Arrangements
At March 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2017 Annual Report.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in our 2017 Annual Report.
Item 4: Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Under the direction of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2018.
We acquired Newgistics in a purchase business combination in October 2017. We are in the process of reviewing and evaluating the internal controls of Newgistics and are implementing our internal control structure over this acquired business.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2017 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended March 31, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
January 1, 2018 - January 31, 2018	—	—	—	$21,022
February 1, 2018 - February 28, 2018	—	—	—	$21,022
March 1, 2018 - March 31, 2018	—	—	—	$21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2012)	3(a)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 15, 2013)	3(b)
10	Asset Purchase agreement between Pitney Bowes Inc. and Stark Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with Commission on May 1, 2018)	10
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 4, 2018

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)