Form 10-Q
period 2018-06-30
PITNEY BOWES INC /DE/
filed 2018-08-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of July 25, 2018, 188,021,682 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Equipment sales	$105,750	$121,384	$216,121	$245,887
Supplies	55,457	58,639	115,450	119,694
Software	91,702	81,319	167,996	154,165
Rentals	91,809	95,447	186,435	194,754
Financing	76,671	83,653	156,774	169,398
Support services	72,171	72,068	145,194	147,273
Business services	367,876	217,903	754,414	442,422
Total revenue	861,436	730,413	1,742,384	1,473,593
Costs and expenses:
Cost of equipment sales	47,106	51,506	93,160	96,122
Cost of supplies	15,738	16,216	32,685	33,068
Cost of software	26,459	23,361	50,514	46,515
Cost of rentals	21,078	21,143	45,132	41,422
Financing interest expense	12,346	12,843	24,571	25,817
Cost of support services	39,609	41,772	82,736	83,421
Cost of business services	293,480	153,063	590,879	303,906
Selling, general and administrative	282,456	283,073	577,894	573,645
Research and development	31,073	30,328	61,395	59,282
Restructuring charges and asset impairments, net	11,503	25,990	12,407	27,639
Other components of net pension and postretirement cost	(2,499)	1,267	(4,218)	2,723
Interest expense, net	29,623	27,600	60,476	53,276
Total costs and expenses	807,972	688,162	1,627,631	1,346,836
Income from continuing operations before taxes	53,464	42,251	114,753	126,757
Provision for income taxes	6,458	790	22,721	27,872
Income from continuing operations	47,006	41,461	92,032	98,885
Income from discontinued operations, net of tax	1,208	7,440	9,695	15,149
Net income	$48,214	$48,901	$101,727	$114,034
Basic earnings per share (1):
Continuing operations	$0.25	$0.22	$0.49	$0.53
Discontinued operations	0.01	0.04	0.05	0.08
Net income	$0.26	$0.26	$0.54	$0.61
Diluted earnings per share (1):
Continuing operations	$0.25	$0.22	$0.49	$0.53
Discontinued operations	0.01	0.04	0.05	0.08
Net income	$0.26	$0.26	$0.54	$0.61
Dividends declared per share of common stock	$0.1875	$0.1875	$0.375	$0.375
(1) The sum of earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$48,214	$48,901	$101,727	$114,034
Other comprehensive income, net of tax:
Foreign currency translation	(44,584)	46,791	(29,073)	66,706
Net unrealized (loss) gain on cash flow hedges, net of tax of $(78), $(120), $154 and $235, respectively	(235)	(196)	251	383
Net unrealized (loss) gain on investment securities, net of tax of $(447), $758, $(1,813) and $1,102, respectively	(1,305)	1,291	(5,296)	1,876
Adjustments to pension and postretirement plans, net of tax of $(304)	—	—	—	(1,482)
Amortization of pension and postretirement costs, net of tax benefits of $2,564, $3,442, $5,368 and $6,956, respectively	7,868	6,624	16,040	13,335
Other comprehensive (loss) income, net of tax	(38,256)	54,510	(18,078)	80,818
Comprehensive income	$9,958	$103,411	$83,649	$194,852

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$689,870	$1,009,021
Short-term investments	55,699	48,988
Accounts receivable (net of allowance of $13,515 and $14,786, respectively)	408,703	427,022
Short-term finance receivables (net of allowance of $14,924 and $12,187, respectively)	812,055	828,003
Inventories	49,051	40,769
Current income taxes	39,100	58,439
Other current assets and prepayments	102,104	74,589
Assets of discontinued operations	313,356	334,848
Total current assets	2,469,938	2,821,679
Property, plant and equipment, net	398,909	373,503
Rental property and equipment, net	180,585	183,956
Long-term finance receivables (net of allowance of $6,420 and $6,446 respectively)	597,302	652,087
Goodwill	1,767,848	1,774,645
Intangible assets, net	249,125	272,186
Noncurrent income taxes	54,099	59,909
Other assets	528,945	540,750
Total assets	$6,246,751	$6,678,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,349,344	$1,450,149
Current income taxes	5,686	8,823
Current portion of long-term debt	334,999	271,057
Advance billings	237,709	257,766
Liabilities of discontinued operations	84,219	72,808
Total current liabilities	2,011,957	2,060,603
Deferred taxes on income	234,190	234,643
Tax uncertainties and other income tax liabilities	105,803	116,551
Long-term debt	3,237,810	3,559,278
Other noncurrent liabilities	461,074	519,079
Total liabilities	6,050,834	6,490,154

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	415	441
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	122,732	138,367
Retained earnings	5,248,991	5,229,584
Accumulated other comprehensive loss	(810,251)	(792,173)
Treasury stock, at cost (136,104,630 and 136,734,174 shares, respectively)	(4,689,309)	(4,710,997)
Total stockholders’ equity	195,917	188,561
Total liabilities and stockholders’ equity	$6,246,751	$6,678,715

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$101,727	$114,034
Income from discontinued operations	(9,695)	(15,149)
Restructuring payments	(27,528)	(17,651)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,862	86,710
Stock-based compensation	9,153	12,531
Restructuring charges and asset impairments, net	12,407	27,639
Gain on sale of technology	—	(6,085)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	14,323	58,263
Decrease in finance receivables	60,563	76,915
Increase in inventories	(6,706)	(3,762)
Increase in other current assets and prepayments	(33,041)	(18,728)
Decrease in accounts payable and accrued liabilities	(47,118)	(69,146)
Increase (decrease) in current and non-current income taxes	4,570	(40,856)
Decrease in advance billings	(22,643)	(22,972)
Other, net	(24,612)	(11,192)
Net cash provided by operating activities - continuing operations	133,262	170,551
Net cash provided by operating activities - discontinued operations	41,772	14,096
Net cash provided by operating activities	175,034	184,647
Cash flows from investing activities:
Purchases of available-for-sale securities	(48,303)	(70,405)
Proceeds from sales/maturities of available-for-sale securities	36,157	61,913
Net activity from short-term and other investments	10,959	(131,303)
Capital expenditures	(100,022)	(75,844)
Acquisition of businesses, net of cash acquired	(2,407)	(7,889)
Change in reserve account deposits	5,959	2,514
Other investing activities	(2,500)	(3,000)
Net cash used in investing activities - continuing operations	(100,157)	(224,014)
Net cash used in investing activities - discontinued operations	(1,169)	(777)
Net cash used in investing activities	(101,326)	(224,791)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	395,772
Principal payments of long-term debt	(260,099)	(229,323)
Dividends paid to stockholders	(70,113)	(69,527)
Other financing activities	(49,606)	(5,551)
Net cash (used in) provided by financing activities	(379,818)	91,371
Effect of exchange rate changes on cash and cash equivalents	(13,041)	24,815
(Decrease) increase in cash and cash equivalents	(319,151)	76,042
Cash and cash equivalents at beginning of period	1,009,021	764,522
Cash and cash equivalents at end of period	$689,870	$840,564

Cash interest paid	$89,339	$82,405
Cash income tax payments, net of refunds	$19,244	$78,649

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
During the quarter, we entered into an agreement to sell our Document Messaging Technologies production mail business and supporting software (collectively, the Production Mail Business). Accordingly, the Production Mail Business is now reported as a discontinued operation in our condensed consolidated financial statements. Prior periods have been recast to conform to the current period presentation. See Note 4 for further details.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The impact on our consolidated financial statements as if they were presented under the prior guidance is as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Prior guidance	Total increase (decrease)	As reported	Prior guidance	Total increase (decrease)
Income Statement
Total revenue	$861,436	$852,781	$8,655	$1,742,384	$1,724,060	$18,324
Equipment sales	$105,750	$106,301	$(551)	$216,121	$217,533	$(1,412)
Software	$91,702	$82,054	$9,648	$167,996	$147,329	$20,667
Business services	$367,876	$368,318	$(442)	$754,414	$755,345	$(931)

Total costs and expenses	$807,972	$810,342	$(2,370)	$1,627,631	$1,629,841	$(2,210)
Cost of equipment sales	$47,106	$47,035	$71	$93,160	$93,219	$(59)
Cost of software	$26,459	$25,769	$690	$50,514	$48,542	$1,972
Selling, general and administrative	$282,456	$285,587	$(3,131)	$577,894	$582,017	$(4,123)

Income from continuing operations before taxes	$53,464	$42,439	$11,025	$114,753	$94,221	$20,532
Provision for income taxes	$6,458	$3,640	$2,818	$22,721	$17,434	$5,287
Net income from continuing operations	$47,006	$38,799	$8,207	$92,032	$76,787	$15,245

Basic earnings per share attributable to common stockholders - continuing operations	$0.25	$0.21	$0.04	$0.49	$0.41	$0.08
Diluted earnings per share attributable to common stockholders - continuing operations	$0.25	$0.22	$0.03	$0.49	$0.41	$0.08
The most significant change to the Consolidated Statements of Income for the three and six months ended June 30, 2018, was due to higher software revenue of $10 million and $21 million, respectively, under ASC 606 primarily as a result of the change in timing of revenue recognition related to certain software licenses and data subscriptions. These higher software revenues also resulted in higher income from continuing operations before taxes of $9 million and $19 million for the three and six months ended June 30, 2018, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	June 30, 2018
	As reported	Prior guidance	Total increase (decrease)
Balance Sheet
Total Assets	$6,246,751	$6,250,943	$(4,192)
Accounts receivable	$408,703	$407,204	$1,499
Current income taxes	$39,100	$39,298	$(198)
Other current assets and prepayments	$102,104	$102,760	$(656)
Assets of discontinued operations	$313,356	$312,922	$434
Noncurrent income taxes	$54,099	$54,429	$(330)
Other assets	$528,945	$533,886	$(4,941)

Total Liabilities	$6,050,834	$6,062,221	$(11,387)
Accounts payable and accrued liabilities	$1,349,344	$1,347,837	$1,507
Current income taxes	$5,686	$43	$5,643
Advance billings	$237,709	$250,948	$(13,239)
Liabilities of discontinued operations	$84,219	$84,132	$87
Deferred taxes on income	$234,190	$238,539	$(4,349)
Other noncurrent liabilities	$461,074	$462,110	$(1,036)

Total Stockholders' equity	$195,917	$188,722	$7,195
Retained earnings	$5,248,991	$5,241,824	$7,167
Accumulated other comprehensive loss	$(810,251)	$(810,279)	$28
The most significant changes to the Consolidated Balance Sheet at June 30, 2018 were:

•	Higher accounts receivable, net and accounts payable and accrued liabilities due to reserves for refunds to customers that were recorded in accounts receivable, net under previous guidance.

•
Lower other assets primarily due to the write-off of deferred marketing costs at January 1, 2018, offset by the capitalization of certain costs to obtain a contract, including sales commissions and other contract costs.

•
Lower advance billings and other noncurrent liabilities due to the write-off of deferred revenue from software licenses bundled with leases and data products, which are now recognized at time of delivery rather than ratably under previous guidance.

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
We applied the following practical expedients and policy elections when adopting ASC 606:

•	Costs incurred to obtain a contract with a customer are expensed if the amortization period is one year or less.

•
With the exception of certain services contracts, all taxes assessed by government authorities, such as sales and use taxes, value added taxes and excise taxes, are excluded from the transaction price.

•	The transaction price is not adjusted for a significant financing component when a performance obligation is satisfied within one year.

•	Revenue is recognized based on the amount billable to the customer when that amount corresponds to the value transferred to the customer.

•	Shipping and handling activities are accounted for as a fulfillment activity rather than a separate performance obligation.

•	We reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

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
Costs to Obtain a Contract and Marketing Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to sales commission on multi-year equipment and software support service contracts. These costs are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Amortization expense for the three and six months ended June 30, 2018 was $3 million and $7 million, respectively, and is included in selling, general and administrative expenses. Unamortized contract costs at June 30, 2018 were $26 million and are included in other assets.
Certain marketing costs associated with the acquisition of new customers are expensed as incurred since these costs do not meet the criteria of a cost to obtain a contract.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue from Contracts with Customers
The following tables disaggregate our revenue by major source:

	Three months ended June 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue from sales and services (ASC 606)	Revenue from leasing transactions and financing	Total Consolidated Revenue
Equipment sales	$—	$—	$15,303	$11,654	$—	$26,957	$78,793	$105,750
Supplies	—	—	36,271	19,186	—	55,457	—	55,457
Software	—	—	—	—	91,702	91,702	—	91,702
Rentals	—	—	5,121	2,139	—	7,260	84,549	91,809
Financing	—	—	15,714	2,866	—	18,580	58,091	76,671
Support services	—	—	50,902	21,269	—	72,171		72,171
Business services	239,100	122,730	4,453	1,593	—	367,876	—	367,876
	$239,100	$122,730	$127,764	$58,707	$91,702	$640,003	$221,433	$861,436

Revenue from sales and services (ASC 606)	$239,100	$122,730	$127,764	$58,707	$91,702	$640,003	$—	$640,003
Revenue from leasing transactions and financing	—	—	186,782	34,651	—	—	221,433	221,433
Total revenue	$239,100	$122,730	$314,546	$93,358	$91,702	$640,003	$221,433	$861,436

Timing of revenue recognition (ASC 606)
Products/services transferred at a point in time	$—	$—	$51,574	$30,840	$38,963	$121,377
Products/services transferred over time	239,100	122,730	76,190	27,867	52,739	518,626
Total revenue	$239,100	$122,730	$127,764	$58,707	$91,702	$640,003

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six months ended June 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue from sales and services (ASC 606)	Revenue from leasing transactions and financing	Total Consolidated Revenue
Equipment sales	$—	$—	$32,449	$25,018	$—	$57,467	$158,654	$216,121
Supplies	—	—	75,223	40,227	—	115,450	—	115,450
Software	—	—	—	—	167,996	167,996	—	167,996
Rentals	—	—	10,832	4,305	—	15,137	171,298	186,435
Financing	—	—	32,290	5,842	—	38,132	118,642	156,774
Support services	—	—	101,647	43,547	—	145,194	—	145,194
Business services	485,690	257,188	8,255	3,281	—	754,414	—	754,414
	$485,690	$257,188	$260,696	$122,220	$167,996	$1,293,790	$448,594	$1,742,384

Revenue from sales and services (ASC 606)	$485,690	$257,188	$260,696	$122,220	$167,996	$1,293,790	$—	$1,293,790
Revenue from leasing transactions and financing	—	—	379,419	69,175	—	—	448,594	448,594
Total revenue	$485,690	$257,188	$640,115	$191,395	$167,996	$1,293,790	$448,594	$1,742,384

Timing of revenue recognition (ASC 606)
Products/services transferred at a point in time	$—	$—	$107,672	$65,245	$65,020	$237,937
Products/services transferred over time	485,690	257,188	153,024	56,975	102,976	1,055,853
Total revenue	$485,690	$257,188	$260,696	$122,220	$167,996	$1,293,790
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Contract Assets and Advance Billings from Contracts with Customers

	June 30, 2018	January 1, 2018 (1)	Total increase (decrease)
Contracts assets, current	$8,213	$5,075	$3,138
Contracts assets, noncurrent	$4,006	$648	$3,358
Advance billings, current	$186,778	$209,098	$(22,320)
Advance billings, noncurrent	$14,658	$17,765	$(3,107)
(1) Balances adjusted for the cumulative effect of accounting change
Contract assets are recorded in other current assets and prepayments and other assets, respectively. Advance billings are recorded in advance billings and other noncurrent liabilities.
Contract Assets
We record contract assets when performance obligations are satisfied in advance of invoicing the customer when the right to consideration is conditional on the satisfaction of another performance obligation within a contract. The net increase is driven by revenue recognized on data contracts during the second quarter, for which consideration will be invoices in future periods.
Advance Billings from Contracts with Customers
Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on equipment and software licenses, subscription services and certain software data products. Revenue is recognized ratably over the contract term.
The net decrease in advance billings at June 30, 2018 is primarily driven by revenues recognized during the period, which includes $128 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
The transaction prices allocated to future performance obligations will be recognized as follows:

	Total	Remainder of 2018	2019	2020-2025
North America Mailing(1)	$233,955	$57,793	$89,529	$86,633
International Mailing(1)	117,562	29,432	36,415	51,715
Software Solutions(2)	102,383	41,674	36,120	24,589
Total	$453,900	$128,899	$162,064	$162,937
(1) Revenue streams bundled with our leasing contracts, primarily maintenance and other services
(2) Multiple-year software maintenance contracts, certain software and data licenses and data updates
The table above does not include revenue related to performance obligations for contracts with terms less than 12 months and expected consideration for those performance obligations where revenue is recognized based on the amount billable to the customer.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Segment Information
In January 2018, we revised our business reporting groups to reflect how we manage these groups and clients served in each market.  The Commerce Services group was formed and includes our Global Ecommerce and Presort Services segments. We have classified the operating results of the Production Mail Business as discontinued operations and as such, segment operating results for prior years have been recast to conform to this presentation. The principal products and services of each of our reportable segments are as follows:
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Global Ecommerce	$239,100	$94,506	$485,690	$182,658
Presort Services	122,730	118,452	257,188	251,129
Commerce Services	361,830	212,958	742,878	433,787
North America Mailing	314,546	340,949	640,115	696,902
International Mailing	93,358	95,425	191,395	188,624
Small & Medium Business Solutions	407,904	436,374	831,510	885,526
Software Solutions	91,702	81,081	167,996	154,280
Total revenue	$861,436	$730,413	$1,742,384	$1,473,593

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Global Ecommerce	$(5,993)	$(4,030)	$(13,704)	$(8,300)
Presort Services	12,565	19,270	39,591	49,987
Commerce Services	6,572	15,240	25,887	41,687
North America Mailing	115,193	120,797	234,763	262,041
International Mailing	13,215	14,020	29,246	27,430
Small & Medium Business Solutions	128,408	134,817	264,009	289,471
Software Solutions	18,433	5,091	20,925	6,397
Total segment EBIT	153,413	155,148	310,821	337,555
Reconciling items:
Unallocated corporate expenses	(46,477)	(52,549)	(97,561)	(110,151)
Interest, net	(41,969)	(40,443)	(85,047)	(79,093)
Restructuring charges and asset impairments, net	(11,503)	(25,990)	(12,407)	(27,639)
Gain from the sale of technology	—	6,085	—	6,085
Transaction costs	—	—	(1,053)	—
Income from continuing operations before income taxes	53,464	42,251	114,753	126,757
Provision for income taxes	6,458	790	22,721	27,872
Income from discontinued operations, net of tax	1,208	7,440	9,695	15,149
Net income	$48,214	$48,901	$101,727	$114,034

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
On July 2, 2018, we completed the sale of the Production Mail Business, other than in certain non-U.S. jurisdictions, to an affiliate of Platinum Equity, LLC, a leading global private equity firm. Cash proceeds received at the closing were $316 million. We expect to close the other non-U.S. jurisdiction sales in the third and fourth quarters, subject to local regulatory requirements. On August 1, 2018, following the completion of certain local requirements in a non-U.S. jurisdiction, we received an additional $24 million.
Net proceeds from the sale after the payment of closing costs, transaction fees and taxes are estimated to be approximately $270 million.
In connection with the sale of the Production Mail Business, we entered into Transition Services Agreements (TSAs) with the purchaser whereby we will perform certain support functions for periods of a year or less. None of these TSAs will have a material effect on our financial performance.
Selected financial information of the Production Mail Business included in discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$89,201	$90,958	$191,435	$184,418

Earnings from discontinued operations	$8,278	$11,602	$21,620	$23,645
Transaction costs	(7,238)	—	(8,777)	—
Income from discontinued operations before taxes	1,040	11,602	12,843	23,645
Tax (benefit) provision	(168)	4,162	3,148	8,496
Income from discontinued operations, net of tax	$1,208	$7,440	$9,695	$15,149

The assets and liabilities of the Production Mail Business have been classified as assets of discontinued operations and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The major categories of assets and liabilities of the Production Mail Business included in assets of discontinued operations and liabilities of discontinued operations are as follows:

	June 30, 2018	December 31, 2017
Accounts receivable, net	$69,924	$97,402
Inventories	54,808	48,910
Other current assets and prepayments	6,653	3,365
Property, plant and equipment, net	3,185	5,541
Rental property and equipment, net	1,041	1,786
Goodwill	176,501	177,799
Other assets	1,244	45
Total assets of discontinued operations	$313,356	$334,848

Accounts payable and accrued liabilities	$34,244	$36,592
Advance billings	44,694	30,607
Other noncurrent liabilities	5,281	5,609
Total liabilities of discontinued operations	$84,219	$72,808

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$47,006	$41,461	$92,032	$98,885
Income from discontinued operations, net of tax	1,208	7,440	9,695	15,149
Net income (numerator for diluted EPS)	48,214	48,901	101,727	114,034
Less: Preference stock dividend	8	10	16	19
Income attributable to common stockholders (numerator for basic EPS)	$48,206	$48,891	$101,711	$114,015
Denominator:
Weighted-average shares used in basic EPS	187,180	186,333	187,004	186,136
Effect of dilutive shares	934	1,044	1,053	809
Weighted-average shares used in diluted EPS	188,114	187,377	188,057	186,945
Basic earnings per share:
Continuing operations	$0.25	$0.22	$0.49	$0.53
Discontinued operations	0.01	0.04	0.05	0.08
Net Income	$0.26	$0.26	$0.54	$0.61
Diluted earnings per share:
Continuing operations	$0.25	$0.22	$0.49	$0.53
Discontinued operations	0.01	0.04	0.05	0.08
Net Income	$0.26	$0.26	$0.54	$0.61

Anti-dilutive shares not used in calculating diluted weighted-average shares	12,453	9,916	11,959	11,379

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$13,502	$11,767
Supplies and service parts	21,822	21,475
Finished products	19,461	13,261
Inventory at FIFO cost	54,785	46,503
Excess of FIFO cost over LIFO cost	(5,734)	(5,734)
Total inventory, net	$49,051	$40,769

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

7. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies. Loan receivables are generally due each month; however, clients may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Client acquisition costs are expensed as incurred.
Finance receivables at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,004,241	$273,118	$1,277,359	$1,023,549	$292,059	$1,315,608
Unguaranteed residual values	62,358	13,391	75,749	74,093	14,202	88,295
Unearned income	(209,870)	(58,527)	(268,397)	(216,720)	(62,325)	(279,045)
Allowance for credit losses	(11,129)	(2,406)	(13,535)	(7,721)	(2,794)	(10,515)
Net investment in sales-type lease receivables	845,600	225,576	1,071,176	873,201	241,142	1,114,343
Loan receivables
Loan receivables	313,049	32,941	345,990	339,373	34,492	373,865
Allowance for credit losses	(6,869)	(940)	(7,809)	(7,098)	(1,020)	(8,118)
Net investment in loan receivables	306,180	32,001	338,181	332,275	33,472	365,747
Net investment in finance receivables	$1,151,780	$257,577	$1,409,357	$1,205,476	$274,614	$1,480,090

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the six months ended June 30, 2018 and 2017 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	5,946	545	7,008	250	13,749
Write-offs and other	(2,538)	(933)	(7,237)	(330)	(11,038)
Balance at June 30, 2018	$11,129	$2,406	$6,869	$940	$21,344

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	5,182	466	2,891	450	8,989
Write-offs and other	(4,973)	(617)	(3,905)	(382)	(9,877)
Balance at June 30, 2017	$8,456	$2,496	$7,503	$1,157	$19,612

Aging of Receivables
The aging of gross finance receivables at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$961,356	$266,146	$305,116	$32,706	$1,565,324
> 90 days	42,885	6,972	7,933	235	58,025
Total	$1,004,241	$273,118	$313,049	$32,941	$1,623,349
Past due amounts > 90 days
Still accruing interest	$6,297	$1,672	$—	$—	$7,969
Not accruing interest	36,588	5,300	7,933	235	50,056
Total	$42,885	$6,972	$7,933	$235	$58,025

	December 31, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$971,002	$286,170	$330,503	$34,239	$1,621,914
> 90 days	52,547	5,889	8,870	253	67,559
Total	$1,023,549	$292,059	$339,373	$34,492	$1,689,473
Past due amounts > 90 days
Still accruing interest	$10,807	$1,738	$—	$—	$12,545
Not accruing interest	41,740	4,151	8,870	253	55,014
Total	$52,547	$5,889	$8,870	$253	$67,559

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
The table below shows the North America portfolio at June 30, 2018 and December 31, 2017 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	June 30, 2018	December 31, 2017
Sales-type lease receivables
Low	$817,554	$819,776
Medium	130,175	148,000
High	20,663	21,728
Not Scored	35,849	34,045
Total	$1,004,241	$1,023,549
Loan receivables
Low	$244,570	$262,646
Medium	50,711	56,744
High	5,593	6,791
Not Scored	12,175	13,192
Total	$313,049	$339,373

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Acquisitions, Intangible Assets and Goodwill
Acquisitions
In October 2017, we acquired Newgistics for $471 million, net of cash acquired. The results of Newgistics are included in our consolidated operating results from the date of acquisition. Our consolidated revenue for the three and six months ended June 30, 2018 includes $127 million and $257 million, respectively, from Newgistics. On a supplemental pro forma basis, had we acquired Newgistics on January 1, 2017, our revenues would have been $115 million and $234 million higher for the three and six months ended June 30, 2017, respectively. The impact on our earnings would not have been material.
Intangible Assets
Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$482,092	$(265,904)	$216,188	$504,716	$(271,066)	$233,650
Software & technology	166,100	(141,338)	24,762	167,122	(138,724)	28,398
Trademarks & other	40,403	(32,228)	8,175	40,649	(30,511)	10,138
Total intangible assets	$688,595	$(439,470)	$249,125	$712,487	$(440,301)	$272,186

Amortization expense was $11 million and $8 million for the three months ended June 30, 2018 and 2017, respectively and $22 million and $17 million for the six months ended June 30, 2018 and 2017, respectively.
Future amortization expense as of June 30, 2018 was as follows:

Remaining for year ending December 31, 2018	$25,997
Year ending December 31, 2019	38,023
Year ending December 31, 2020	33,722
Year ending December 31, 2021	30,001
Year ending December 31, 2022	29,012
Thereafter	92,370
Total	$249,125
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the six months ended June 30, 2018 are shown in the table below.

	December 31, 2017	Acquisitions	Other(1)	June 30, 2018
Global Ecommerce	$602,461	$—	$(653)	$601,808
Presort Services	204,781	2,684	—	207,465
Commerce Services	807,242	2,684	(653)	809,273
North America Mailing	368,905	—	(354)	368,551
International Mailing	158,203	—	(5,784)	152,419
Small & Medium Business Solutions	527,108	—	(6,138)	520,970
Software Solutions	440,295	—	(2,690)	437,605
Total goodwill	$1,774,645	$2,684	$(9,481)	$1,767,848
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$114,665	$328,296	$—	$442,961
Equity securities	—	24,637	—	24,637
Commingled fixed income securities	1,549	20,795	—	22,344
Government and related securities	123,239	16,429	—	139,668
Corporate debt securities	—	71,078	—	71,078
Mortgage-backed / asset-backed securities	—	165,835	—	165,835
Derivatives
Interest rate swap	—	824	—	824
Foreign exchange contracts	—	2,673	—	2,673
Total assets	$239,453	$630,567	$—	$870,020
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(178)	$—	$(178)
Total liabilities	$—	$(178)	$—	$(178)

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

•
Government and Related Securities: Debt securities are classified as Level 1 where active, high volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Debt securities are classified as Level 2 where fair value is determined using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.

•
Corporate Debt Securities: Corporate debt securities are valued using recently executed comparable transactions, market price quotations or bond spreads for the same maturity as the security. These securities are classified as Level 2.

•	Mortgage-Backed Securities / Asset-Backed Securities: These securities are valued based on external pricing indices or external price/spread data. These securities are classified as Level 2.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of tax are recorded in AOCI. Available-for-sale investment securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies.
Available-for-sale securities at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$140,583	$1,247	$(2,162)	$139,668
Corporate debt securities	72,428	268	(1,618)	71,078
Commingled fixed income securities	1,619	—	(70)	1,549
Mortgage-backed / asset-backed securities	168,585	730	(3,480)	165,835
Total	$383,215	$2,245	$(7,330)	$378,130

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$131,872	$1,984	$(1,090)	$132,766
Corporate debt securities	73,612	1,724	(227)	75,109
Commingled fixed income securities	1,796	—	(40)	1,756
Mortgage-backed / asset-backed securities	158,496	1,348	(1,642)	158,202
Total	$365,776	$5,056	$(2,999)	$367,833

At June 30, 2018, investment securities in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $6 million and an estimated fair value of $228 million, and investment securities in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $90 million.
At December 31, 2017, investment securities in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $116 million, and investment securities in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $91 million.
We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at June 30, 2018 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$56,012	$55,705
After 1 year through 5 years	114,973	113,720
After 5 years through 10 years	58,066	56,867
After 10 years	154,164	151,838
Total	$383,215	$378,130
The scheduled maturities of mortgage-backed and asset-backed securities may not coincide with the actual payment as borrowers have the right to prepay obligations.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We mitigate these exposures by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of exchange rate fluctuations on financial results and manage the cost of debt. We do not use derivatives for trading or speculative purposes. We record derivative instruments at fair value and the accounting for changes in the fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2018 and December 31, 2017, we had outstanding contracts associated with these anticipated transactions with notional amounts of $11 million and $10 million, respectively.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments at June 30, 2018 and December 31, 2017 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$114	$57
	Accounts payable and accrued liabilities	(39)	(144)

Interest rate swap	Other assets	824	1,776

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	2,559	65
	Accounts payable and accrued liabilities	(139)	(191)

	Total derivative assets	$3,497	$1,898
	Total derivative liabilities	(178)	(335)
	Total net derivative asset	$3,319	$1,563
The majority of the amounts included in AOCI at June 30, 2018 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2018	2017		2018	2017
Foreign exchange contracts	$119	$(599)	Revenue	$79	$34
			Cost of sales	(1)	36
Interest rate swap	(771)	(147)	Interest Expense	—	—
	$(652)	$(746)		$78	$70

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2018	2017		2018	2017
Foreign exchange contracts	$154	$(549)	Revenue	$76	$6
			Cost of sales	(85)	148
Interest rate swap	(952)	321	Interest Expense	—	—
	$(798)	$(228)		$(9)	$154

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments for the three and six months ended June 30, 2018 and 2017. All outstanding contracts at June 30, 2018 mature within 12 months.

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(14,828)	$789

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(18,396)	$(1,061)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2018, we had $4 million of cash collateral posted with certain counterparties. Due to the change in net fair value of our derivatives, the amount was returned in full on July 2, 2018.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The carrying value and estimated fair value of our debt at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Carrying value	$3,572,809	$3,830,335
Fair value	$3,381,964	$3,718,986

10. Restructuring Charges
Activity in our restructuring reserves for the six months ended June 30, 2018 and 2017 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	7,990	4,417	12,407
Cash payments	(26,942)	(586)	(27,528)
Balance at June 30, 2018	$23,199	$5,400	$28,599

Balance at January 1, 2017	$28,234	$281	$28,515
Expenses, net	22,489	1,560	24,049
Cash payments	(17,154)	(497)	(17,651)
Balance at June 30, 2017	$33,569	$1,344	$34,913
The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.
Asset Impairment
In 2017, we recorded asset impairment charges of $4 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Debt
Total debt at June 30, 2018 and December 31, 2017 consisted of the following:

	Interest rate	June 30, 2018	December 31, 2017
Notes due March 2018	5.60%	$—	$250,000
Notes due March 2019	6.25%	300,000	300,000
Notes due September 2020	3.625%	300,000	300,000
Notes due October 2021	3.625%	600,000	600,000
Notes due May 2022	4.375%	400,000	400,000
Notes due April 2023	4.7%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	640,000	650,000
Other debt		5,378	5,476
Principal amount		3,606,219	3,866,317
Less: unamortized costs, net		33,410	35,982
Total debt		3,572,809	3,830,335
Less: current portion long-term debt		334,999	271,057
Long-term debt		$3,237,810	$3,559,278
The interest rate on certain notes and term loans are subject to adjustment based on changes in our credit ratings. During the quarter, Standard & Poor's lowered our corporate credit rating from BBB- to BB+. As a result, the interest rate on the May 2022 Notes and term loans increased 0.25% and the interest rate on the September 2020 notes, the October 2021 notes, and the April 2023 notes will increase 0.25% effective after the next interest payment date.
During the year, we repaid the $250 million of 5.6% Notes that matured in March 2018 and $10 million of principal on our term loans.
On August 2, 2018, we redeemed the $300 million 6.25% Notes due March 2019.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Service cost	$9	$34	$575	$559	$405	$434
Interest cost	15,108	17,121	4,591	4,640	1,607	1,770
Expected return on plan assets	(25,119)	(24,369)	(9,118)	(7,961)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(18)	(17)	88	74
Amortization of net actuarial loss	7,628	7,229	1,870	1,892	881	905
Net periodic benefit (income) cost	$(2,389)	$—	$(2,102)	$(889)	$2,981	$3,183
Contributions to benefit plans	$1,906	$1,046	$769	$1,319	$4,316	$4,426

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Service cost	$46	$64	$1,164	$1,101	$811	$853
Interest cost	30,724	34,366	9,287	9,184	3,210	3,541
Expected return on plan assets	(50,543)	(48,917)	(18,304)	(15,742)	—	—
Amortization of transition credit	—	—	(3)	(4)	—	—
Amortization of prior service (credit) cost	(30)	(30)	(37)	(35)	176	148
Amortization of net actuarial loss	15,704	14,497	3,783	3,926	1,815	1,789
Net periodic benefit (income) cost	$(4,099)	$(20)	$(4,110)	$(1,570)	$6,012	$6,331
Contributions to benefit plans	$3,194	$2,594	$9,979	$10,391	$9,111	$9,124

13. Income Taxes
The effective tax rate for the three months ended June 30, 2018 and 2017 was 12.1% and 1.9%, respectively, and the effective tax rate for the six months ended June 30, 2018 and 2017 was 19.8% and 22.0%, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017 included a $2 million and $4 million charge, respectively, from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock. The effective tax rate for the three and six months ended June 30 2018 included a $3 million and $6 million benefit, respectively, from the resolution of certain tax examinations. The effective tax rate for the three and six months ended June 30, 2017 included a $10 million and $14 million benefit, respectively, from the resolution of certain tax examinations.
The provisional amounts recorded under Staff Accounting Bulletin No. 118 in 2017 have been adjusted and both the three and six month periods ended June 30, 2018 include a benefit of $9 million related to the re-measurement of deferred tax assets. The amounts recorded as of December 31, 2017 and adjusted June 30, 2018 remain provisional and further adjustments are expected to be made during the measurement period.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 20% of our unrecognized tax benefits.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2013 are closed to audit; however, various post-2006 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2012 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2014, Germany, which is closed to audit through the end of 2012 and the UK, which, except for an item under appeal, is closed to audit through the end of 2015. We also have other less significant tax filings currently subject to examination.
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
15. Stockholders’ Equity
Changes in stockholders’ equity for the six months ended June 30, 2018 and 2017 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2017	$1	$441	$323,338	$138,367	$5,229,584	$(792,173)	$(4,710,997)	$188,561
Cumulative effect of accounting changes	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	101,727	—	—	101,727
Other comprehensive income	—	—	—	—	—	(18,078)	—	(18,078)
Dividends paid	—	—	—	—	(70,113)	—	—	(70,113)
Issuance of common stock	—	—	—	(24,267)	—	—	21,141	(3,126)
Conversion to common stock	—	(26)	—	(521)	—	—	547	—
Stock-based compensation expense	—	—	—	9,153	—	—	—	9,153
Balance at June 30, 2018	$1	$415	$323,338	$122,732	$5,248,991	$(810,251)	$(4,689,309)	$195,917

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at December 31, 2016	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	114,034	—	—	114,034
Other comprehensive loss	—	—	—	—	—	80,818	—	80,818
Dividends paid	—	—	—	—	(69,527)	—	—	(69,527)
Issuance of common stock	—	—	—	(28,567)	—	—	23,744	(4,823)
Conversion to common stock	—	(20)	—	(398)	—	—	418	—
Stock-based compensation expense	—	—	—	12,531	—	—	—	12,531
Balance at June 30, 2017	$1	$463	$323,338	$131,691	$5,152,241	$(859,315)	$(4,719,046)	$29,373

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

16. Accumulated Other Comprehensive Income
Reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) on cash flow hedges
Revenue	$79	$34	$76	$6
Cost of sales	(1)	36	(85)	148
Interest expense, net	(507)	(507)	(1,014)	(1,014)
Total before tax	(429)	(437)	(1,023)	(860)
Benefit from income taxes	110	170	261	336
Net of tax	$(319)	$(267)	$(762)	$(524)

Gains (losses) on available for sale securities
Interest expense, net	$214	$(117)	$190	$(226)
(Provision) benefit from income taxes	(54)	44	(48)	84
Net of tax	$160	$(73)	$142	$(142)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2	$3	$4
Prior service costs	(55)	(42)	(109)	(83)
Actuarial losses	(10,379)	(10,026)	(21,302)	(20,212)
Total before tax	(10,432)	(10,066)	(21,408)	(20,291)
Benefit from income taxes	2,564	3,442	5,368	6,956
Net of tax	$(7,868)	$(6,624)	$(16,040)	$(13,335)
(a) Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).
(b) Reclassified from accumulated other comprehensive loss into other components of net pension and postretirement cost. These amounts are included in the computation of net periodic costs (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the six months ended June 30, 2018 and 2017 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(44,564)	$(792,173)
Other comprehensive loss before reclassifications (a)	(511)	(5,154)	—	(29,073)	(34,738)
Reclassifications into earnings (a), (b)	762	(142)	16,040	—	16,660
Net other comprehensive income (loss)	251	(5,296)	16,040	(29,073)	(18,078)
Balance at June 30, 2018	$(155)	$(3,699)	$(732,760)	$(73,637)	$(810,251)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive (loss) income before reclassifications (a)	(141)	1,734	(1,482)	66,706	66,817
Reclassifications into earnings (a), (b)	524	142	13,335	—	14,001
Net other comprehensive income	383	1,876	11,853	66,706	80,818
Balance at June 30, 2017	$(1,102)	$1,996	$(775,960)	$(84,249)	$(859,315)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments and the introduction of new products and services by competitors

•	our success in developing new products and services, including digital-based products and services and obtaining regulatory approval if required

•	the market’s acceptance of new products and services

•	changes in postal or banking regulations

•	changes in, or loss of, our contractual relationships with the U.S. Postal Service or posts in our other major markets

•	changes in labor conditions and transportation costs

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates and tariffs

•	economic tensions between governments and changes in international trade policies

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in the Global Ecommerce segment

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our ability to fully utilize the enterprise business platform in North America and successfully deploy it in major international markets without significant disruption to existing operations

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations, including the impact of the Tax Cuts and Jobs Act of 2017

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
In the first half of 2018, total revenue increased 18% and our gross margin declined to 48.6% from 59% as compared to the prior year. We continued to see a shift in our overall portfolio to higher growth, digital and shipping solutions. The margins from these higher growth areas are lower than in our traditional markets, which are experiencing secular declines.
Our strategy is focused around three core principles: to invest in offerings that reduce the complexity of shipping for our clients; to continue to focus on operational excellence initiatives to reduce the costs in the business; and to focus on re-using technologies and our expertise in one line of our business to improve the capabilities and results of other lines of business.
Over the last five years, we have developed a simpler and more digital operating model and have reduced our cost structure by approximately $300 million. In the fourth quarter of 2017, we announced our intentions to reduce costs by an additional $200 million over a 24-month period. Our attainment through the first half of 2018 leaves us well positioned to achieve $120 million in savings this year.
During the second quarter of 2018, we announced our intention to sell our Document Messaging Technology production mail business and supporting software (the Production Mail Business). The sale was completed on July 2, 2018, other than in certain non-U.S. jurisdictions which are expected to close in the third and fourth quarters, subject to local regulatory requirements. We utilized the majority of the proceeds to repay debt in August 2018. This transaction supports the move to higher growth markets and aligns with our strategic focus on shipping and enhancing the value for clients.
Financial Results Summary - Three Months Ended June 30:

	2018	2017	Change
Revenue	$861,436	$730,413	18%
Net income from continuing operations	$47,006	$41,461	13%
Diluted earnings per share - continuing operations	$0.25	$0.22	14%
Revenue
Revenue increased 18% as reported and 17% on a constant currency basis.

•
The increase reflects growth in business services revenue and software revenue, partially offset by declines in equipment sales, and stream revenues (financing, rentals, supplies and support services).

•
Commerce Services grew 70% as reported and 69% on a constant currency basis primarily due to growth in Global Ecommerce. Revenue for Global Ecommerce more than doubled over the prior year, and excluding revenue from Newgistics, grew 19% primarily due to higher shipping revenue. Presort Services revenue grew 4% due to higher mail processing volumes.

•
Small and Medium Business Solutions (SMB) revenue declined 7% as reported and 8% on a constant currency basis. North America Mailing revenue declined 8% as reported and on a constant currency basis primarily due to a decline in equipment sales and stream revenues. International Mailing revenue declined 2% as reported and 7% on a constant currency basis due to lower equipment sales, and stream revenues.

•
Software Solutions revenue increased 13% as reported and 12% on a constant currency basis due to growth in Data, Customer Information Management and Location Intelligence, in part from the implementation of the new revenue recognition accounting standard (ASC 606). See Note 2 to the Condensed Consolidated Financial Statements for further information.

Net Income from Continuing Operations
Net income from continuing operations increased 13% driven largely by restructuring charges and pension expense, partially offset by lower gross margins and higher effective tax rate.

Financial Results Summary - Six Months Ended June 30:

	2018	2017	Change
Revenue	$1,742,384	$1,473,593	18%
Net income from continuing operations	$92,032	$98,885	(7)%
Diluted earnings per share - continuing operations	$0.49	$0.53	(8)%
Net cash provided by operating activities - continuing operations	$133,262	$170,551	(22)%
Revenue
Revenue increased 18% as reported and 17% on a constant currency basis.

•	The increase reflects growth in business services revenue and software revenue, partially offset by declines in equipment sales and stream revenues.

•
Commerce Services grew 71% as reported and 70% on a constant currency basis primarily due to growth in Global Ecommerce. Revenue for Global Ecommerce more than doubled over the prior year, and excluding revenue from Newgistics, grew 25% due to higher shipping and marketplace revenue. Presort Services revenue grew 2% due to higher mail processing volumes.

•
SMB revenue declined 6% as reported and 8% on a constant currency basis. North America Mailing revenue declined 8% as reported and on a constant currency basis primarily due to a decline in equipment sales and stream revenues. International Mailing revenue increased 1% as reported, but declined 6% on a constant currency basis due to lower equipment sales, supplies and support services revenue.

•
Software Solutions revenue increased 9% as reported and 7% on a constant currency basis due to the implementation of ASC 606. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Net Income from Continuing Operations
Net income from continuing operations declined 7% driven largely by lower overall margins as our portfolio continues to shift to higher revenue growth but lower margin businesses, continued investments in Global Ecommerce and higher amortization expense from the acquisition of Newgistics, partially offset by a decline in our effective tax rate.
Cash Flows from Continuing Operations
Net cash provided by operating activities from continuing operations was $133 million compared to $171 million in the prior year. The decline primarily relates to working capital changes. During the first six months of 2018, we used cash to:

•	repay $260 million of debt;

•	pay dividends of $70 million to our stockholders; and

•	invest $100 million in capital expenditures.

Outlook
As we continue to execute on the three core principles and shift our portfolio to higher revenue growth, lower-margin areas, we expect 2018 revenue to grow, but our overall gross profit margins to contract due largely to the changing mix of the business. We will continue to drive productivity and expect to execute on our commitment to deliver at least $200 million of spend reduction over 24 months. Shipping will become a larger contributor to overall revenue and we continue to integrate and leverage the Newgistics network into our business within Commerce Services. Shipping APIs, cross-border volume expansion and carrier services offerings will continue to add growth to Global Ecommerce. Presort Services revenue is expected to continue to perform around the market ranges.
We expect trends in equipment sales and stream revenues in North America to improve over the long-term as we continue to sell the SendPro products. We have introduced new and expanded finance offerings to our clients and expect to see benefits from these offerings over time.
In Software Solutions, we continue to build our indirect channel to drive improvements and expect to expand our customer base.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Actual % change	Constant Currency % change	2018	2017	Actual % change	Constant Currency % change
Equipment sales	$105,750	$121,384	(13)%	(14)%	$216,121	$245,887	(12)%	(14)%
Supplies	55,457	58,639	(5)%	(7)%	115,450	119,694	(4)%	(7)%
Software	91,702	81,319	13%	11%	167,996	154,165	9%	7%
Rentals	91,809	95,447	(4)%	(5)%	186,435	194,754	(4)%	(5)%
Financing	76,671	83,653	(8)%	(9)%	156,774	169,398	(7)%	(9)%
Support services	72,171	72,068	—%	(2)%	145,194	147,273	(1)%	(4)%
Business services	367,876	217,903	69%	68%	754,414	442,422	71%	70%
Total revenue	$861,436	$730,413	18%	17%	$1,742,384	$1,473,593	18%	17%

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2018	2017	2018	2017	2018	2017	2018	2017
Cost of equipment sales	$47,106	$51,506	44.5%	42.4%	$93,160	$96,122	43.1%	39.1%
Cost of supplies	15,738	16,216	28.4%	27.7%	32,685	33,068	28.3%	27.6%
Cost of software	26,459	23,361	28.9%	28.7%	50,514	46,515	30.1%	30.2%
Cost of rentals	21,078	21,143	23.0%	22.2%	45,132	41,422	24.2%	21.3%
Financing interest expense	12,346	12,843	16.1%	15.4%	24,571	25,817	15.7%	15.2%
Cost of support services	39,609	41,772	54.9%	58.0%	82,736	83,421	57.0%	56.6%
Cost of business services	293,480	153,063	79.8%	70.2%	590,879	303,906	78.3%	68.7%
Total cost of revenue	$455,816	$319,904	52.9%	43.8%	$919,677	$630,271	52.8%	42.8%

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
Equipment sales revenue decreased 13% in the quarter and 12% in the first six months of 2018. On a constant currency basis, equipment sales decreased 14% in both periods, primarily due to:

•	12% from lower equipment sales in North America Mailing reflecting a change in product mix and lower backlog at the beginning of the quarter compared to prior year periods; and

•	2% from lower equipment sales in International Mailing, particularly the U.K.
Cost of equipment sales as a percentage of equipment sales increased to 44.5% in the quarter and 43.1% in the first six months of 2018, primarily due to a higher mix of lower margin product sales.

Supplies
Supplies revenue decreased 5% in the quarter. On a constant currency basis, supplies revenue decreased 7% primarily due to:

•	6% from lower supplies revenue in North America Mailing; and

•	2% from lower supplies revenue in International Mailing.
Supplies revenue decreased 4% in the first six months of 2018. On a constant currency basis, supplies revenue decreased 7% primarily due to:

•	4% from lower supplies revenue in North America Mailing; and

•	2% from lower supplies revenue in International Mailing.

Cost of supplies as a percentage of supplies revenue increased slightly to 28.4% in the quarter and 28.3% in the first six months of 2018.

Software
Software revenue increased 13% in the quarter and 11% on a constant currency basis primarily due to growth in Data, Customer Information Management and Location Intelligence, in part due to the adoption of ASC 606.
Software revenue increased 9% in the first six months of 2018. On a constant currency basis, software revenue increased 7% primarily due to $21 million from the adoption of ASC 606.
Cost of software as a percentage of software revenue was consistent with prior year at 28.9% in the quarter and 30.1% in the first six months of 2018.

Rentals
Rentals revenue declined 4% as reported and 5% on a constant currency basis in both the quarter and first six months of 2018, primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 23.0% for the quarter and 24.2% for the first six months of 2018 primarily due to higher residual losses.

Financing
Financing revenue decreased 8% and 7% on a reported basis in the quarter and first six months of 2018, respectively. On a constant currency basis, financing revenue declined 9% in both the quarter and first six months of 2018, primarily due to a declining portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue increased to 16.1% for the quarter and 15.7% for the first six months of 2018 primarily due to lower average outstanding finance receivables and lower fees revenue.

Support Services
Support services revenue was flat in the quarter. On a constant currency basis, support services revenue decreased 2% primarily due to:

•	2% from a decline in support services revenue in International Mailing; offset partially by

•	1% from an increase in support services revenue in North America Mailing.
Cost of support services as a percentage of support services revenue decreased to 54.9% in the second quarter primarily due to cost savings initiatives in North America.
Support services revenue decreased 1% in the first six months of 2018. On a constant currency basis, support services revenue decreased 4% primarily due to a worldwide decline in installed mailing equipment. Cost of support services as a percentage of support services revenue increased to 57% in the first six months of 2018 primarily due to higher costs.

Business Services
Business services revenue increased 69% in the quarter. On a constant currency basis, business services revenue increased 68% primarily due to:

•	58% from the acquisition of Newgistics;

•	8% from growth in Global Ecommerce, excluding Newgistics, due to higher shipping revenues; and

•	2% from higher volumes of mail processed in Presort Services.
Business services revenue increased 71% in the first six months of 2018. On a constant currency basis, business services revenue increased 70% primarily due to:

•	58% from the acquisition of Newgistics;

•	10% from growth in Global Ecommerce, excluding Newgistics, due to higher shipping and cross-border revenue; and

•	1% from higher volumes of mail processed in Presort Services.
Cost of business services as a percentage of business services revenue increased to 79.8% in the quarter and 78.3% in the first six months of 2018 primarily due to continued investment in Global Ecommerce and higher labor and transportation costs in Global Ecommerce and Presort Services.

Selling, general and administrative (SG&A)
SG&A expense was relatively flat at $282 million in the second quarter primarily due to savings from cost reduction initiatives, including lower marketing expenses, offset by $17 million of additional expenses from Newgistics and $3 million impact from foreign currency.
SG&A expense increased 1% to $578 million in the first six months of 2018 primarily due to $35 million of additional expenses from Newgistics and $10 million from the impact of foreign currency offset partially by savings from cost reduction initiatives, including lower marketing expenses.

Research and development (R&D)
R&D expense increased 2% to $31 million in the quarter, and 4% to $61 million in the first six months of 2018, primarily due to continued investments in our Global Ecommerce business.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements.

Income from Discontinued Operations
See Note 4 to the Condensed Consolidated Financial Statements.

Pension and Postretirement Costs
In connection with the disposition of the Production Mail Business and certain other actions, we may incur material non-cash pension settlement charges during the second half of 2018; however the amount and timing of the settlement charges will depend on the election of benefits by the impacted employees.

Business segment results - 2018 compared to 2017
In January 2018, we revised our business reporting groups to reflect how we manage these groups and clients served in each market.  The Commerce Services group was formed and includes our Global Ecommerce and Presort Services segments. The operating results of the Production Mail Business are classified as discontinued operations and prior year results have been recast to conform to the current year presentation. The principal products and services of each of our reportable segments are as follows:
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

Segment information for the three and six months ended June 30, 2018 and 2017 is presented below:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Actual % change	Constant Currency % change	2018	2017	Actual % change	Constant Currency % change
Global Ecommerce	$239,100	$94,506	>100%	>100%	$485,690	$182,658	>100%	>100%
Presort Services	122,730	118,452	4%	4%	257,188	251,129	2%	2%
Commerce Services	361,830	212,958	70%	69%	742,878	433,787	71%	70%
North America Mailing	314,546	340,949	(8)%	(8)%	640,115	696,902	(8)%	(8)%
International Mailing	93,358	95,425	(2)%	(7)%	191,395	188,624	1%	(6)%
Small & Medium Business Solutions	407,904	436,374	(7)%	(8)%	831,510	885,526	(6)%	(8)%
Software Solutions	91,702	81,081	13%	12%	167,996	154,280	9%	7%
Total	$861,436	$730,413	18%	17%	$1,742,384	$1,473,593	18%	17%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
Global Ecommerce	$(5,993)	$(4,030)	(49)%	$(13,704)	$(8,300)	(65)%
Presort Services	12,565	19,270	(35)%	39,591	49,987	(21)%
Commerce Services	6,572	15,240	(57)%	25,887	41,687	(38)%
North America Mailing	115,193	120,797	(5)%	234,763	262,041	(10)%
International Mailing	13,215	14,020	(6)%	29,246	27,430	7%
Small & Medium Business Solutions	128,408	134,817	(5)%	264,009	289,471	(9)%
Software Solutions	18,433	5,091	>100%	20,925	6,397	> 100%
Total Segment EBIT	$153,413	$155,148	(1)%	$310,821	$337,555	(8)%

	EBITDA
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
Global Ecommerce	$9,474	$3,157	>100%	$16,193	$6,210	>100%
Presort Services	19,188	26,196	(27)%	52,376	64,111	(18)%
Commerce Services	28,662	29,353	(2)%	68,569	70,321	(2)%
North America Mailing	132,569	137,157	(3)%	268,996	294,427	(9)%
International Mailing	17,469	18,368	(5)%	38,021	36,475	4%
Small & Medium Business Solutions	150,038	155,525	(4)%	307,017	330,902	(7)%
Software Solutions	20,819	7,381	>100%	25,732	10,775	>100%
Total Segment EBITDA	199,519	192,259	4%	401,318	411,998	(3)%
Less: Segment depreciation and amortization(1)	(46,106)	(37,111)	24%	(90,497)	(74,443)	22%
Total Segment EBIT	$153,413	$155,148	(1)%	$310,821	$337,555	(8)%
(1) Excludes corporate depreciation and amortization expense.
Global Ecommerce
Global Ecommerce revenue increased 153% in the quarter. On a constant currency basis, revenue increased 152% primarily due to:

•	134%, or $127 million, from the additional revenue from Newgistics; and

•	18% from higher shipping revenues due to increased domestic volumes.
EBIT for the quarter was a loss of $6 million compared to a loss of $4 million in the prior year. The higher loss was primarily due to $8 million of additional depreciation and amortization expense primarily from the acquisition of Newgistics, investments in market growth opportunities and higher transportation and labor costs, partially offset by higher revenue. The acquisition of Newgistics did not have a material impact on EBIT. EBITDA in the quarter more than doubled compared to the prior year due to the increase in revenue.

Global Ecommerce revenue increased 166% in the first six months of 2018. On a constant currency basis, revenue increased 164% primarily due to:

•	140%, or $256 million, from the additional revenue from Newgistics;

•	19% from higher shipping revenues due to increased volumes; and

•	5% from higher cross-border marketplace volumes, particularly in the U.S.
EBIT for the first six months of 2018 was a loss of $14 million compared to a loss of $8 million in the prior year. The higher loss was primarily due to $15 million of additional depreciation and amortization expense primarily from the acquisition of Newgistics, investments in market growth opportunities and higher transportation and labor costs, partially offset by higher revenue. The acquisition of Newgistics did not have a material impact on EBIT. EBITDA in the first six months of 2018 more than doubled compared to the prior year due to the increase in revenue.

Presort Services
Presort Services revenue increased 4% in the quarter and 2% in the first six months of 2018 primarily due to higher volumes of First Class mail, partially offset by lower volumes of Standard Class mail processed. Revenue was also impacted by lower revenue per piece, in part driven by higher volumes of mail processed from larger clients. EBIT decreased 35% in the quarter and 21% in the first six months of 2018 primarily due to lower revenue per piece and higher labor and transportation costs.
North America Mailing
North America Mailing revenue decreased 8% in the quarter primarily due to:

•	4% from lower equipment sales due to lower sales of certain products and lower backlog at the beginning of the quarter compared to the prior year period;

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees; and

•	1% from a decline in rentals revenue due to a decline in installed mailing equipment and lower postage volumes.
North America Mailing revenue decreased 8% in the first six months of 2018 primarily due to:

•	4% from lower equipment sales due to lower sales of certain products, lower client lease extensions and a large prior year deal that impacted the year-over-year comparison;

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees; and

•	2% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes.
EBIT decreased 5% in the quarter and 10% in the first six months of 2018 primarily due to a decline in recurring stream revenues and equipment sales, partially offset by lower expenses.

International Mailing
International Mailing revenue decreased 2% in the quarter; however, on a constant currency basis, revenue decreased 7% primarily due to:

•	4% from lower stream revenues resulting from a lower installed meter base, declining postages volumes and a declining lease portfolio; and

•	2% from lower equipment sales, primarily in the UK and Italy.
EBIT decreased 6% in the quarter primarily due to lower gross margins partially offset by lower expenses.
International Mailing revenue increased 1% in the first six months of 2018; however, on a constant currency basis, revenue decreased 6% primarily due to:

•	4% from lower stream revenues resulting from a lower installed meter base, declining postages volumes and a declining lease portfolio; and

•	2% from lower equipment sales, primarily in the UK.
EBIT increased 7% in the first six months of 2018 primarily due to lower expenses.

Software Solutions
Software revenue increased 13% in the quarter and 12% on a constant currency basis primarily due to growth in Data, Customer Information Management and Location Intelligence, in part due to the adoption of ASC 606.
Software revenue increased 9% in the first six months of 2018. On a constant currency basis, software revenue increased 7% primarily due to $21 million from the adoption of ASC 606.
EBIT more than doubled in both the quarter and the first six months of 2018 primarily due to higher revenue and lower expenses. ASC 606 had a favorable impact of $9 million and $19 million in the quarter and first six months of 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $746 million at June 30, 2018 and $1,058 million at December 31, 2017. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $200 million at June 30, 2018 compared to $608 million at December 31, 2017. Through June 30, 2018, we repatriated $471 million of cash to the U.S. from our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries.
Cash Flow Summary
Changes in cash and cash equivalents for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017	Change
Net cash provided by operating activities	$175,034	$184,647	$(9,613)
Net cash used in investing activities	(101,326)	(224,791)	123,465
Net cash (used in) provided by financing activities	(379,818)	91,371	(471,189)
Effect of exchange rate changes on cash and cash equivalents	(13,041)	24,815	(37,856)
Change in cash and cash equivalents	$(319,151)	$76,042	$(395,193)
Net cash provided by operating activities included $42 million and $14 million of cash flow from discontinued operations in 2018 and 2017, respectively. Net cash provided by operating activities of continuing operations was $133 million and $170 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of $37 million was primarily due to lower net income, higher restructuring payments and changes in working capital.
Cash flows used in investing activities improved $123 million, primarily due to:

•	Lower cash outflows from investment activities of $139 million due to the investment of residual proceeds from the issuance of debt in the prior year; partially offset by

•	Higher capital expenditures of $24 million.
Cash flows from financing activities decreased $471 million, primarily due to:

•	Net proceeds of $396 million in 2017 from issuance of debt;

•	Repayment of $260 million of debt in the first six months of 2018 compared to the repayment of $229 million in the prior year; and

•	The settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany cash transfer at year end.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a committed credit facility of $1 billion that expires in January 2021. As of June 30, 2018, we have not drawn upon the credit facility.
There were no outstanding commercial paper borrowings at June 30, 2018 and December 31, 2017, and we did not issue any commercial paper during the second quarter of 2018.
The interest rate on certain notes and term loans are subject to adjustment based on changes in our credit ratings. During the quarter, Standard & Poor's lowered our corporate credit rating from BBB- to BB+. As a result, the interest rate on the May 2022 Notes and term loans increased 0.25% and the interest rate on the September 2020 notes, the October 2021 notes, and the April 2023 notes will increase 0.25% effective after the next interest payment date.
During the year, we repaid the $250 million of 5.6% Notes that matured in March 2018 and $10 million of principal on our term loans.
On August 2, 2018 we redeemed the $300 million 6.25% Notes due March 2019. As a result of this redemption, we will recognize an $8 million loss in the third quarter of 2018.

Dividends and Share Repurchases
During the six months ended June 30, 2018, we paid dividends of $70 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the quarter and still have remaining authorization to repurchase up to $21 million of our common shares.

Off-Balance Sheet Arrangements
At June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
Under the direction of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2018.
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
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended June 30, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
April 1, 2018 - April 30, 2018	—	—	—	$21,022
May 1, 2018 - May 31, 2018	—	—	—	$21,022
June 1, 2018 - June 30, 2018	—	—	—	$21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2012)	3(a)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 15, 2013)	3(b)
10	Asset Purchase agreement between Pitney Bowes Inc. and Stark Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with Commission on May 1, 2018)	10
10a	Amendment and supplement asset purchase agreement between Pitney Bowes, Inc. and Stark Acquisition Corporation dated July 1, 2018.	10
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

PITNEY BOWES INC.

Date:	August 2, 2018

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)