Form 10-Q
period 2018-09-30
PITNEY BOWES INC /DE/
filed 2018-11-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, 187,621,135 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Equipment sales	$100,937	$103,514	$317,058	$349,401
Supplies	50,403	53,627	165,853	173,321
Software	76,026	94,226	244,022	248,391
Rentals	91,115	95,333	277,550	290,087
Financing	76,730	81,079	233,504	250,477
Support services	74,117	75,783	219,311	223,056
Business services	363,528	229,711	1,117,942	672,133
Total revenue	832,856	733,273	2,575,240	2,206,866
Costs and expenses:
Cost of equipment sales	39,353	49,328	132,513	145,450
Cost of supplies	13,967	15,209	46,652	48,277
Cost of software	24,743	24,107	75,257	70,622
Cost of rentals	21,827	20,447	66,959	61,869
Financing interest expense	11,954	12,629	36,525	38,446
Cost of support services	43,259	39,468	125,995	122,889
Cost of business services	291,650	166,984	882,529	470,890
Selling, general and administrative	269,387	288,093	847,281	861,738
Research and development	32,760	29,316	94,155	88,598
Restructuring charges and asset impairments, net	7,232	1,470	19,639	29,109
Other components of net pension and postretirement cost	(1,852)	1,356	(6,070)	4,079
Interest expense, net	25,483	28,601	85,959	81,877
Other expense	7,964	—	7,964	—
Total costs and expenses	787,727	677,008	2,415,358	2,023,844
Income from continuing operations before taxes	45,129	56,265	159,882	183,022
(Benefit) provision for income taxes	(1,976)	10,828	20,745	38,700
Income from continuing operations	47,105	45,437	139,137	144,322
Income from discontinued operations, net of tax	29,848	11,921	39,543	27,070
Net income	$76,953	$57,358	$178,680	$171,392
Basic earnings per share (1):
Continuing operations	$0.25	$0.24	$0.74	$0.77
Discontinued operations	0.16	0.06	0.21	0.15
Net income	$0.41	$0.31	$0.95	$0.92
Diluted earnings per share (1):
Continuing operations	$0.25	$0.24	$0.74	$0.77
Discontinued operations	0.16	0.06	0.21	0.14
Net income	$0.41	$0.31	$0.95	$0.92
Dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.5625
(1) The sum of earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$76,953	$57,358	$178,680	$171,392
Other comprehensive income, net of tax:
Foreign currency translation	(2,472)	33,517	(31,545)	100,223
Net unrealized gain on cash flow hedges, net of tax of $174, $122, $474 and $361, respectively	522	195	773	579
Net unrealized (loss) gain on investment securities, net of tax of $(417), $220, $(2,230) and $1,322, respectively	(1,218)	375	(6,514)	2,251
Adjustments to pension and postretirement plans, net of tax of $(304)	—	—	—	(1,482)
Amortization of pension and postretirement costs, net of tax benefits of $2,399, $3,484, $7,766 and $10,440, respectively	8,810	6,744	24,850	20,078
Other comprehensive income (loss), net of tax	5,642	40,831	(12,436)	121,649
Comprehensive income	$82,595	$98,189	$166,244	$293,041

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$759,231	$1,009,021
Short-term investments	55,929	48,988
Accounts receivable (net of allowance of $17,108 and $14,786, respectively)	378,036	427,022
Short-term finance receivables (net of allowance of $12,570 and $12,187, respectively)	787,121	828,003
Inventories	48,199	40,769
Current income taxes	11,395	58,439
Other current assets and prepayments	92,916	74,589
Assets of discontinued operations	18,273	334,848
Total current assets	2,151,100	2,821,679
Property, plant and equipment, net	399,347	373,503
Rental property and equipment, net	179,058	183,956
Long-term finance receivables (net of allowance of $8,070 and $6,446 respectively)	600,129	652,087
Goodwill	1,765,083	1,774,645
Intangible assets, net	238,167	272,186
Noncurrent income taxes	54,114	59,909
Other assets	526,937	540,750
Total assets	$5,913,935	$6,678,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,342,097	$1,450,149
Current income taxes	40,018	8,823
Current portion of long-term debt	192,649	271,057
Advance billings	224,141	257,766
Liabilities of discontinued operations	10,446	72,808
Total current liabilities	1,809,351	2,060,603
Deferred taxes on income	230,663	234,643
Tax uncertainties and other income tax liabilities	101,362	116,551
Long-term debt	3,076,968	3,559,278
Other noncurrent liabilities	443,925	519,079
Total liabilities	5,662,269	6,490,154

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	403	441
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	117,918	138,367
Retained earnings	5,290,761	5,229,584
Accumulated other comprehensive loss	(804,609)	(792,173)
Treasury stock, at cost (135,722,534 and 136,734,174 shares, respectively)	(4,676,146)	(4,710,997)
Total stockholders’ equity	251,666	188,561
Total liabilities and stockholders’ equity	$5,913,935	$6,678,715

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$178,680	$171,392
Income from discontinued operations, net of tax	(39,543)	(27,070)
Restructuring payments	(39,100)	(28,442)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,181	129,888
Loss on extinguishment of debt	7,964	—
Stock-based compensation	15,771	18,312
Restructuring charges and asset impairments, net	19,639	29,109
Gain on sale of technology	—	(6,085)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	43,905	43,715
Decrease in finance receivables	80,358	126,774
Increase in inventories	(6,159)	(8,137)
Increase in other current assets and prepayments	(24,436)	(11,800)
Decrease in accounts payable and accrued liabilities	(76,848)	(38,789)
Increase (decrease) in current and non-current income taxes	223	(31,410)
Decrease in advance billings	(34,309)	(32,102)
Other, net	(31,900)	(22,798)
Net cash provided by operating activities - continuing operations	246,426	312,557
Net cash provided by operating activities - discontinued operations	44,200	18,020
Net cash provided by operating activities	290,626	330,577
Cash flows from investing activities:
Purchases of available-for-sale securities	(74,270)	(108,571)
Proceeds from sales/maturities of available-for-sale securities	67,354	89,940
Net activity from short-term and other investments	8,479	(8,082)
Capital expenditures	(140,533)	(118,351)
Proceeds from sale of assets	—	5,458
Acquisition of businesses, net of cash acquired	(2,407)	(7,889)
Change in reserve account deposits	6,864	(2,508)
Other investing activities	(2,500)	(4,500)
Net cash used in investing activities - continuing operations	(137,013)	(154,503)
Net cash provided by (used in) investing activities - discontinued operations	339,198	(1,212)
Net cash provided by (used in) investing activities	202,185	(155,715)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	1,437,659
Principal payments of long-term debt	(565,141)	(614,449)
Dividends paid to stockholders	(105,296)	(104,524)
Other financing activities	(55,485)	(3,624)
Net cash (used in) provided by financing activities	(725,922)	715,062
Effect of exchange rate changes on cash and cash equivalents	(15,653)	42,457
(Decrease) increase in cash and cash equivalents	(248,764)	932,381
Cash and cash equivalents at beginning of period	1,009,021	764,522
Cash and cash equivalents at end of period	760,257	1,696,903
Less: Cash and cash equivalents of discontinued operations	1,026	—
Cash and cash equivalents of continuing operations at end of period	$759,231	$1,696,903

Cash interest paid	$127,624	$131,927
Cash income tax payments, net of refunds	$17,168	$88,021
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
During the third quarter of 2018, we completed the sale of our Document Messaging Technologies production mail business and supporting software (collectively, the Production Mail Business). Accordingly, the Production Mail Business is now reported as a discontinued operation in our condensed consolidated financial statements. Prior periods have been recast to conform to the current period presentation. See Note 4 for further details.
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
We adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires that the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs, while other components of net periodic benefit cost be presented in a separate line item in the Consolidated Statements of Income. Prior period information has been recast to conform to the current period presentation.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

New Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU impacts disclosure requirements only. The standard is effective beginning January 1, 2021, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU modifies certain disclosure requirements of fair value measurements. The standard is effective beginning January 1, 2020, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits a reclassification of the disproportionate income tax effects of the 2017 Tax Cuts and Jobs Act (the Act) on items within AOCI to retained earnings and requires certain new disclosures. The standard is effective beginning January 1, 2019, with early adoption permitted. We anticipate that the reclassification of the disproportionate income tax effects of the Act from AOCI to retained earnings could be material; however there will be no impact to total Stockholder's equity.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU requires that the premium of certain callable debt securities be amortized to the earliest call date rather than the scheduled maturity date. The standard is effective beginning January 1, 2019 and will be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the period of adoption. Early adoption is permitted. We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, among other things, requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Additionally, the standard requires enhanced qualitative and quantitative disclosures to help readers assess the amount, timing and uncertainty of cash flows arising from leases. From a lessor perspective, the standard simplifies the accounting for lease modifications and aligns accounting of lease contracts with the new revenue recognition guidance. This standard is effective beginning January 1, 2019. We will adopt the standard using a modified retrospective approach and recognize and measure leases in the period of adoption. We plan to utilize a package of optional practical expedients that allows companies to maintain prior accounting conclusions regarding whether a contract contains a lease, lease classification and initial direct costs for any expired or existing leases. Prior periods will not be restated.
With regard to our lessor portfolio, we expect changes in the timing and classification of revenue and associated costs related to contract modifications, as well as conclusions on lease and non-lease components. We are still determining the impact of these changes on our consolidated financial statements; however, the changes could materially impact the timing of revenue and expense recognition over the lease term. We do not expect the economics and overall profitability of our lease offerings to be materially impacted.
From the lessee perspective, we are reviewing our lease portfolio to evaluate the impact on our consolidated financial statements, accounting policies and internal controls; however, we expect that recognizing a right-of-use asset and liability will materially impact our balance sheet. We are implementing a new lease accounting software solution that will determine the right-of-use asset and lease liability related to our operating lease portfolio as well as meet the disclosure requirements.

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

•	The write-off of deferred revenues and related costs for certain software licenses bundled with a lease that are recognized at time of delivery under ASC 606.

•	The write-off of advance billings related to certain software data products that are recognized upon delivery under ASC 606.
The impact on our consolidated financial statements as if they were presented under the prior guidance is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Prior guidance	Increase (decrease)	As reported	Prior guidance	Increase (decrease)
Income Statement
Total revenue	$832,856	$828,999	$3,857	$2,575,240	$2,553,059	$22,181
Equipment sales	$100,937	$101,632	$(695)	$317,058	$319,165	$(2,107)
Software	$76,026	$71,081	$4,945	$244,022	$218,410	$25,612
Business services	$363,528	$363,921	$(393)	$1,117,942	$1,119,266	$(1,324)

Total costs and expenses	$787,727	$790,565	$(2,838)	$2,415,358	$2,420,406	$(5,048)
Cost of equipment sales	$39,353	$39,409	$(56)	$132,513	$132,628	$(115)
Cost of software	$24,743	$23,957	$786	$75,257	$72,499	$2,758
Selling, general and administrative	$269,387	$272,955	$(3,568)	$847,281	$854,972	$(7,691)

Income from continuing operations before taxes	$45,129	$38,434	$6,695	$159,882	$132,653	$27,229
(Benefit) provision for income taxes	$(1,976)	$(3,768)	$1,792	$20,745	$13,666	$7,079
Net income from continuing operations	$47,105	$42,202	$4,903	$139,137	$118,987	$20,150

Basic earnings - continuing operations	$0.25	$0.22	$0.03	$0.74	$0.63	$0.11
Diluted earnings per share - continuing operations	$0.25	$0.22	$0.03	$0.74	$0.63	$0.11
The most significant change to the Consolidated Statements of Income under ASC 606 for the three and nine months ended September 30, 2018, was higher software revenue of $5 million and $26 million, respectively, and higher net income from continuing operations before taxes of $4 million and $23 million for the three and nine months ended September 30, 2018, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	September 30, 2018
	As reported	Prior guidance	Increase (decrease)
Balance Sheet
Total Assets	$5,913,935	$5,911,188	$2,747
Accounts receivable	$378,036	$377,484	$552
Current income taxes	$11,395	$11,593	$(198)
Other current assets and prepayments	$92,916	$92,174	$742
Noncurrent income taxes	$54,114	$54,117	$(3)
Other assets	$526,937	$525,283	$1,654

Total Liabilities	$5,662,269	$5,671,251	$(8,982)
Accounts payable and accrued liabilities	$1,342,097	$1,339,257	$2,840
Current income taxes	$40,018	$32,960	$7,058
Advance billings	$224,141	$237,546	$(13,405)
Liabilities of discontinued operations	$10,446	$10,359	$87
Deferred taxes on income	$230,663	$234,365	$(3,702)
Other noncurrent liabilities	$443,925	$445,785	$(1,860)

Total Stockholders' equity	$251,666	$239,256	$12,410
Retained earnings	$5,290,761	$5,278,691	$12,070
Accumulated other comprehensive loss	$(804,609)	$(804,949)	$340
The most significant change to the Consolidated Balance Sheet at September 30, 2018 was lower advance billings due to the write-off of deferred revenue from software licenses bundled with leases and data products, which are now recognized at time of delivery rather than ratably under previous guidance.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Software Sales and Integration Services
A majority of our software and data license products are considered "right to use" and are generally distinct from other promised goods and services within a contract. Revenue for right to use software and data licenses is recognized at a point in time when control has transferred to the customer, which is generally upon delivery or acceptance for those licenses requiring significant integration or customization. Revenue from renewals are recognized at the beginning of the license term.
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
Costs to Obtain a Contract and Marketing Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to sales commission on multi-year equipment and software support service contracts. These costs are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Amortization expense for the three and nine months ended September 30, 2018 was $4 million and $11 million, respectively, and is included in selling, general and administrative expenses. Unamortized contract costs at September 30, 2018 were $28 million and are included in other assets.
Certain marketing costs associated with the acquisition of new customers are expensed as incurred since these costs do not meet the criteria of a cost to obtain a contract.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue from Contracts with Customers
The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue from sales and services (ASC 606)	Revenue from leasing transactions and financing	Total Consolidated Revenue
Equipment sales	$—	$—	$13,615	$11,974	$—	$25,589	$75,348	$100,937
Supplies	—	—	33,854	16,549	—	50,403	—	50,403
Software	—	—	—	284	75,742	76,026	—	76,026
Rentals	—	—	4,357	1,971	—	6,328	84,787	91,115
Financing	—	—	15,478	2,636	—	18,114	58,616	76,730
Support services	—	—	53,987	20,130	—	74,117		74,117
Business services	232,845	125,334	4,022	1,327	—	363,528		363,528
	$232,845	$125,334	$125,313	$54,871	$75,742	$614,105	$218,751	$832,856

Revenue from sales and services (ASC 606)	$232,845	$125,334	$125,313	$54,871	$75,742	$614,105	$—	$614,105
Revenue from leasing transactions and financing	—	—	188,652	30,099	—	—	218,751	218,751
Total revenue	$232,845	$125,334	$313,965	$84,970	$75,742	$614,105	$218,751	$832,856

Timing of revenue recognition (ASC 606)
Products/services transferred at a point in time	$—	$—	$47,467	$28,809	$24,262	$100,538
Products/services transferred over time	232,845	125,334	77,846	26,062	51,480	513,567
Total revenue	$232,845	$125,334	$125,313	$54,871	$75,742	$614,105

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue from sales and services (ASC 606)	Revenue from leasing transactions and financing	Total Consolidated Revenue
Equipment sales	$—	$—	$46,061	$36,992	$—	$83,053	$234,005	$317,058
Supplies	—	—	109,077	56,776	—	165,853	—	165,853
Software	—	—	—	284	243,738	244,022	—	244,022
Rentals	—	—	15,189	6,276	—	21,465	256,085	277,550
Financing	—	—	47,768	8,478	—	56,246	177,258	233,504
Support services	—	—	155,635	63,676	—	219,311		219,311
Business services	718,535	382,522	12,278	4,607	—	1,117,942		1,117,942
	$718,535	$382,522	$386,008	$177,089	$243,738	$1,907,892	$667,348	$2,575,240

Revenue from sales and services (ASC 606)	$718,535	$382,522	$386,008	$177,089	$243,738	$1,907,892	$—	$1,907,892
Revenue from leasing transactions and financing	—	—	568,072	99,276	—	—	667,348	667,348
Total revenue	$718,535	$382,522	$954,080	$276,365	$243,738	$1,907,892	$667,348	$2,575,240

Timing of revenue recognition (ASC 606)
Products/services transferred at a point in time	$—	$—	$155,138	$94,052	$89,282	$338,472
Products/services transferred over time	718,535	382,522	230,870	83,037	154,456	1,569,420
Total revenue	$718,535	$382,522	$386,008	$177,089	$243,738	$1,907,892
Our performance obligations are as follows:
Equipment Sales and Supplies: We sell mailing equipment and supplies. We recognize revenue upon delivery for self-install equipment and supplies and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Software: We sell software licenses, maintenance, data products and professional services. Revenue for licenses is generally recognized upon delivery or over time for those licenses that require critical updates over the term of the contract.
Rentals: We charge our customers fees associated with postage refills for meters.
Financing: We provide services under our equipment replacement program. The fees received for this program are recognized ratably over the contract term.
Support Services: We provide maintenance and professional services for our North America and International mailing equipment. Contract terms range from one year to five years, depending on the term of the lease contract for the related equipment. Maintenance revenue is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Business Services: We provide mail processing services and ecommerce solutions. Revenue is recognized over time as the services are provided. The contract terms for these services vary, with the initial contracts ranging from one to five years followed by annual renewal periods.
Revenue from leasing transactions and financing include revenue from sales-type leases, operating leases, finance income and late fees that are not accounted for under ASC 606.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Contract Assets and Advance Billings from Contracts with Customers

	September 30, 2018	January 1, 2018 (1)	Increase (decrease)
Contracts assets, current	$8,472	$5,075	$3,397
Contracts assets, noncurrent	$7,520	$648	$6,872
Advance billings, current	$171,682	$209,098	$(37,416)
Advance billings, noncurrent	$14,891	$17,765	$(2,874)
(1) Balances adjusted for the cumulative effect of accounting change
Contract assets are recorded in other current assets and prepayments and other assets, respectively. Advance billings are recorded in advance billings and other noncurrent liabilities.
Contract Assets
We record contract assets when performance obligations are satisfied in advance of invoicing the customer when the right to consideration is conditional on the satisfaction of another performance obligation within a contract. The net increase is driven by revenue recognized on data contracts during the third quarter, for which consideration will be invoiced in future periods.
Advance Billings from Contracts with Customers
Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on equipment and software licenses, subscription services and certain software data products. Revenue is recognized ratably over the contract term.
The net decrease in advance billings at September 30, 2018 is primarily driven by revenues recognized during the period, which includes $162 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2018	2019	2020-2025	Total
North America Mailing(1)	$39,160	$136,602	$209,758	$385,520
International Mailing(1)	12,174	35,227	48,822	96,223
Software Solutions(2)	22,780	39,503	32,645	94,928
Total	$74,114	$211,332	$291,225	$576,671
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Segment Information
In January 2018, we revised our business reporting groups to reflect how we manage these groups and clients served in each market.  The Commerce Services group was formed and includes our Global Ecommerce and Presort Services segments. Additionally, the operating results of the Production Mail Business have been classified as discontinued operations and segment operating results for the prior year have been recast to conform to the current year presentation. The principal products and services of each of our reportable segments are as follows:
Commerce Services:
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Standard Flats and Bound Printed Matter) for postal worksharing discounts.
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.
Software Solutions:
Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software, data solutions and related support services.
Management uses segment earnings before interest and taxes (EBIT) to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the business. We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items not allocated to a particular business segment. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Global Ecommerce	$232,845	$106,181	$718,535	$288,839
Presort Services	125,334	119,074	382,522	370,203
Commerce Services	358,179	225,255	1,101,057	659,042
North America Mailing	313,965	320,091	954,080	1,016,993
International Mailing	84,970	93,858	276,365	282,482
Small & Medium Business Solutions	398,935	413,949	1,230,445	1,299,475
Software Solutions	75,742	94,069	243,738	248,349
Total revenue	$832,856	$733,273	$2,575,240	$2,206,866

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Global Ecommerce	$(14,330)	$(9,594)	$(28,034)	$(17,894)
Presort Services	17,435	19,474	57,026	69,461
Commerce Services	3,105	9,880	28,992	51,567
North America Mailing	118,070	107,963	352,833	370,004
International Mailing	12,794	8,809	42,040	36,239
Small & Medium Business Solutions	130,864	116,772	394,873	406,243
Software Solutions	3,525	18,531	24,450	24,928
Total segment EBIT	137,494	145,183	448,315	482,738
Reconciling items:
Unallocated corporate expenses	(39,696)	(41,322)	(137,257)	(151,473)
Interest, net	(37,437)	(41,230)	(122,484)	(120,323)
Restructuring charges and asset impairments, net	(7,232)	(1,470)	(19,639)	(29,109)
Gain from the sale of technology	—	—	—	6,085
Transaction costs	(36)	(4,896)	(1,089)	(4,896)
Other expense	(7,964)	—	(7,964)	—
Income from continuing operations before income taxes	45,129	56,265	159,882	183,022
(Benefit) provision for income taxes	(1,976)	10,828	20,745	38,700
Income from discontinued operations, net of tax	29,848	11,921	39,543	27,070
Net income	$76,953	$57,358	$178,680	$171,392

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
On July 2, 2018, we completed the sale of the Production Mail Business, other than in certain non-U.S. jurisdictions, to an affiliate of Platinum Equity, LLC, a leading global private equity firm. Subsequently during the third quarter, we closed on the sale of additional non-U.S. jurisdictions, and expect to close on the sale of the majority of the remaining non-U.S. jurisdictions in the fourth quarter, subject to local regulatory requirements. Cash proceeds received in the third quarter were $340 million. Net proceeds from the sale after the payment of closing costs, transaction fees and taxes are estimated to be approximately $270 million.
In connection with the sale of the Production Mail Business, we entered into Transition Services Agreements (TSAs) with the purchaser whereby we will perform certain support functions for periods of a year or less. None of these TSAs will have a material effect on our financial performance.
Selected financial information of the Production Mail Business included in discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$19,557	$109,547	$211,000	$293,965

(Loss) earnings from discontinued operations	$(1,316)	$18,700	$20,304	$42,345
Gain on sale, including transaction costs	86,640	—	77,863	—
Income from discontinued operations before taxes	85,324	18,700	98,167	42,345
Tax provision	55,476	6,779	58,624	15,275
Income from discontinued operations, net of tax	$29,848	$11,921	$39,543	$27,070

The major categories of assets and liabilities of the Production Mail Business included in assets of discontinued operations and liabilities of discontinued operations are as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,026	$—
Accounts receivable, net	2,900	97,402
Inventories	4,360	48,910
Other current assets and prepayments	188	3,365
Property, plant and equipment, net	578	5,541
Rental property and equipment, net	386	1,786
Goodwill	8,787	177,799
Other assets	48	45
Assets of discontinued operations	$18,273	$334,848

Accounts payable and accrued liabilities	$2,261	$36,592
Advance billings	2,534	30,607
Other noncurrent liabilities	5,651	5,609
Liabilities of discontinued operations	$10,446	$72,808

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$47,105	$45,437	$139,137	$144,322
Income from discontinued operations, net of tax	29,848	11,921	39,543	27,070
Net income (numerator for diluted EPS)	76,953	57,358	178,680	171,392
Less: Preference stock dividend	8	9	24	28
Income attributable to common stockholders (numerator for basic EPS)	$76,945	$57,349	$178,656	$171,364
Denominator:
Weighted-average shares used in basic EPS	187,470	186,497	187,167	186,257
Effect of dilutive shares	945	1,260	1,023	943
Weighted-average shares used in diluted EPS	188,415	187,757	188,190	187,200
Basic earnings per share(1):
Continuing operations	$0.25	$0.24	$0.74	$0.77
Discontinued operations	0.16	0.06	0.21	0.15
Net income	$0.41	$0.31	$0.95	$0.92
Diluted earnings per share(1):
Continuing operations	$0.25	$0.24	$0.74	$0.77
Discontinued operations	0.16	0.06	0.21	0.14
Net income	$0.41	$0.31	$0.95	$0.92

Anti-dilutive shares not used in calculating diluted weighted-average shares	12,195	9,927	12,097	10,211
(1)The sum of earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$11,998	$11,767
Supplies and service parts	22,213	21,475
Finished products	16,993	13,261
Inventory at FIFO cost	51,204	46,503
Excess of FIFO cost over LIFO cost	(3,005)	(5,734)
Total inventory, net	$48,199	$40,769

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
Finance receivables at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,000,825	$268,733	$1,269,558	$1,023,549	$292,059	$1,315,608
Unguaranteed residual values	58,565	13,163	71,728	74,093	14,202	88,295
Unearned income	(210,001)	(56,613)	(266,614)	(216,720)	(62,325)	(279,045)
Allowance for credit losses	(10,779)	(2,264)	(13,043)	(7,721)	(2,794)	(10,515)
Net investment in sales-type lease receivables	838,610	223,019	1,061,629	873,201	241,142	1,114,343
Loan receivables
Loan receivables	301,575	31,643	333,218	339,373	34,492	373,865
Allowance for credit losses	(6,712)	(885)	(7,597)	(7,098)	(1,020)	(8,118)
Net investment in loan receivables	294,863	30,758	325,621	332,275	33,472	365,747
Net investment in finance receivables	$1,133,473	$253,777	$1,387,250	$1,205,476	$274,614	$1,480,090

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the nine months ended September 30, 2018 and 2017 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	7,037	829	4,896	331	13,093
Write-offs and other	(3,979)	(1,359)	(5,282)	(466)	(11,086)
Balance at September 30, 2018	$10,779	$2,264	$6,712	$885	$20,640

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	7,807	895	3,892	438	13,032
Write-offs and other	(8,951)	(774)	(5,449)	(438)	(15,612)
Balance at September 30, 2017	$7,103	$2,768	$6,960	$1,089	$17,920

Aging of Receivables
The aging of gross finance receivables at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$959,594	$262,464	$294,349	$31,430	$1,547,837
> 90 days	41,231	6,269	7,226	213	54,939
Total	$1,000,825	$268,733	$301,575	$31,643	$1,602,776
Past due amounts > 90 days
Still accruing interest	$6,350	$1,718	$—	$—	$8,068
Not accruing interest	34,881	4,551	7,226	213	46,871
Total	$41,231	$6,269	$7,226	$213	$54,939

	December 31, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$971,002	$286,170	$330,503	$34,239	$1,621,914
> 90 days	52,547	5,889	8,870	253	67,559
Total	$1,023,549	$292,059	$339,373	$34,492	$1,689,473
Past due amounts > 90 days
Still accruing interest	$10,807	$1,738	$—	$—	$12,545
Not accruing interest	41,740	4,151	8,870	253	55,014
Total	$52,547	$5,889	$8,870	$253	$67,559

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
The table below shows the North America portfolio at September 30, 2018 and December 31, 2017 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	September 30, 2018	December 31, 2017
Sales-type lease receivables
Low	$817,006	$819,776
Medium	130,269	148,000
High	20,793	21,728
Not Scored	32,757	34,045
Total	$1,000,825	$1,023,549
Loan receivables
Low	$234,085	$262,646
Medium	48,947	56,744
High	5,847	6,791
Not Scored	12,696	13,192
Total	$301,575	$339,373

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Acquisitions, Intangible Assets and Goodwill
Acquisitions
In October 2017, we acquired Newgistics for $471 million, net of cash acquired. The results of Newgistics are included in our consolidated operating results from the date of acquisition. Our consolidated revenue for the three and nine months ended September 30, 2018 includes $126 million and $384 million, respectively, from Newgistics. On a supplemental pro forma basis, had we acquired Newgistics on January 1, 2017, our revenues would have been $106 million and $340 million higher for the three and nine months ended September 30, 2017, respectively. The impact on our earnings would not have been material.
Intangible Assets
Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$481,422	$(273,388)	$208,034	$504,716	$(271,066)	$233,650
Software & technology	165,692	(142,747)	22,945	167,122	(138,724)	28,398
Trademarks & other	40,312	(33,124)	7,188	40,649	(30,511)	10,138
Total intangible assets	$687,426	$(449,259)	$238,167	$712,487	$(440,301)	$272,186

Amortization expense was $11 million and $8 million for the three months ended September 30, 2018 and 2017, respectively and $33 million and $24 million for the nine months ended September 30, 2018 and 2017, respectively.
Future amortization expense as of September 30, 2018 was as follows:

Remaining for year ending December 31, 2018	$15,092
Year ending December 31, 2019	38,021
Year ending December 31, 2020	33,721
Year ending December 31, 2021	29,989
Year ending December 31, 2022	29,012
Thereafter	92,332
Total	$238,167
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the nine months ended September 30, 2018 are shown in the table below.

	December 31, 2017	Acquisitions	Other(1)	September 30, 2018
Global Ecommerce	$602,461	$—	$(653)	$601,808
Presort Services	204,781	2,684	—	207,465
Commerce Services	807,242	2,684	(653)	809,273
North America Mailing	368,905	—	(219)	368,686
International Mailing	158,203	—	(7,456)	150,747
Small & Medium Business Solutions	527,108	—	(7,675)	519,433
Software Solutions	440,295	—	(3,918)	436,377
Total goodwill	$1,774,645	$2,684	$(12,246)	$1,765,083
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$102,777	$432,125	$—	$534,902
Equity securities	—	25,621	—	25,621
Commingled fixed income securities	1,546	20,726	—	22,272
Government and related securities	118,914	17,405	—	136,319
Corporate debt securities	—	69,924	—	69,924
Mortgage-backed / asset-backed securities	—	158,540	—	158,540
Derivatives
Foreign exchange contracts	—	2,507	—	2,507
Total assets	$223,237	$726,848	$—	$950,085
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,888)	$—	$(3,888)
Total liabilities	$—	$(3,888)	$—	$(3,888)

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
Available-for-sale securities at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$136,967	$980	$(2,879)	$135,068
Corporate debt securities	71,261	218	(1,555)	69,924
Commingled fixed income securities	1,628	—	(82)	1,546
Mortgage-backed / asset-backed securities	161,972	569	(4,001)	158,540
Total	$371,828	$1,767	$(8,517)	$365,078

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$131,872	$1,984	$(1,090)	$132,766
Corporate debt securities	73,612	1,724	(227)	75,109
Commingled fixed income securities	1,796	—	(40)	1,756
Mortgage-backed / asset-backed securities	158,496	1,348	(1,642)	158,202
Total	$365,776	$5,056	$(2,999)	$367,833

The aggregate unrealized holding losses of investment securities in a loss position at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months	$171,927	$3,193	$90,838	$709
Less than 12 continuous months	150,120	5,324	115,815	2,290
Total	$322,047	$8,517	$206,653	$2,999
We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at September 30, 2018 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$54,573	$54,230
After 1 year through 5 years	111,948	110,591
After 5 years through 10 years	59,377	57,862
After 10 years	145,930	142,395
Total	$371,828	$365,078
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both September 30, 2018 and December 31, 2017, we had outstanding contracts associated with these anticipated transactions with notional amounts of $10 million.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.
Interest Rate Swap
We had an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with $300 million of variable-rate term loans. This swap matured in September 2018. While outstanding, the swap was designated as a cash flow hedge and the effective portion of the gain or loss on the cash flow hedge was included in AOCI in the period that the change in fair value occurred and reclassified to earnings in the period that the hedged item was recorded in earnings.
The fair value of derivative instruments at September 30, 2018 and December 31, 2017 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$80	$57
	Accounts payable and accrued liabilities	(60)	(144)

Interest rate swap	Other assets	—	1,776

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	2,427	65
	Accounts payable and accrued liabilities	(3,828)	(191)

	Total derivative assets	$2,507	$1,898
	Total derivative liabilities	(3,888)	(335)
	Total net derivative (liability) asset	$(1,381)	$1,563
The majority of the amounts included in AOCI at September 30, 2018 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2018	2017		2018	2017
Foreign exchange contracts	$(42)	$(152)	Revenue	$(38)	$(139)
			Cost of sales	52	(59)
Interest rate swap	(824)	(229)	Interest Expense	—	—
	$(866)	$(381)		$14	$(198)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2018	2017		2018	2017
Foreign exchange contracts	$111	$(701)	Revenue	$38	$(133)
			Cost of sales	(33)	89
Interest rate swap	(1,776)	92	Interest Expense	—	—
	$(1,665)	$(609)		$5	$(44)
We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments for the three and nine months ended September 30, 2018 and 2017. All outstanding contracts at September 30, 2018 mature within 12 months.

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(1,948)	$(655)

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(20,344)	$(1,716)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2018, we had no cash collateral posted with certain counterparties.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The carrying value and estimated fair value of our debt at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Carrying value	$3,269,617	$3,830,335
Fair value	$3,092,977	$3,718,986

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Restructuring Charges and Asset Impairment
Restructuring Charges
Activity in our restructuring reserves for the nine months ended September 30, 2018 and 2017 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	13,655	6,274	19,929
Cash payments	(37,511)	(1,589)	(39,100)
Balance at September 30, 2018	$18,295	$6,254	$24,549

Balance at January 1, 2017	$28,234	$281	$28,515
Expenses, net	23,832	1,712	25,544
Cash payments	(27,724)	(718)	(28,442)
Balance at September 30, 2017	$24,342	$1,275	$25,617
The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.
Asset Impairment
During the nine months ended September 30, 2017, we recorded asset impairment charges of $4 million.

11. Debt
Total debt at September 30, 2018 and December 31, 2017 consisted of the following:

	Interest rate	September 30, 2018	December 31, 2017
Notes due March 2018	5.60%	$—	$250,000
Notes due March 2019	6.25%	—	300,000
Notes due September 2020	3.875%	300,000	300,000
Notes due October 2021	3.625%	600,000	600,000
Notes due May 2022	4.375%	400,000	400,000
Notes due April 2023	4.7%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	635,000	650,000
Other debt		5,336	5,476
Principal amount		3,301,177	3,866,317
Less: unamortized costs, net		31,560	35,982
Total debt		3,269,617	3,830,335
Less: current portion long-term debt		192,649	271,057
Long-term debt		$3,076,968	$3,559,278
The interest rate on certain notes and term loans are subject to adjustment based on changes in our credit ratings. In the second quarter, Standard & Poor's lowered our corporate credit rating from BBB- to BB+. As a result, the interest rate on the May 2022 notes, September 2020 notes and term loans increased 0.25% and the interest rate on the October 2021 notes and the April 2023 notes will increase 0.25% effective after the next interest payment date.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

On August 2, 2018, we redeemed the $300 million 6.25% notes due March 2019 and recorded an $8 million loss on the extinguishment of debt. We also repaid the $250 million of 5.6% notes that matured in March 2018 and $15 million of principal on our term loans.
Pursuant to an extension option, the maturity of our $150 million term loan was extended to August 2019.
12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Service cost	$23	$34	$567	$587	$298	$438
Interest cost	15,363	17,122	4,434	4,809	1,676	1,780
Expected return on plan assets	(25,281)	(24,369)	(8,730)	(8,214)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(18)	(18)	112	74
Amortization of net actuarial loss	7,851	7,229	1,807	2,055	338	905
Settlement/Curtailment	796	—	—	—	339	—
Net periodic benefit (income) cost	$(1,263)	$1	$(1,942)	$(783)	$2,763	$3,197
Contributions to benefit plans	$2,479	$1,792	$661	$1,000	$4,442	$4,009

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Service cost	$69	$98	$1,731	$1,688	$1,109	$1,290
Interest cost	46,087	51,488	13,721	13,993	4,888	5,321
Expected return on plan assets	(75,815)	(73,287)	(27,045)	(23,956)	—	—
Amortization of transition credit	—	—	(5)	(6)	—	—
Amortization of prior service (credit) cost	(45)	(45)	(54)	(53)	287	223
Amortization of net actuarial loss	23,555	21,725	5,590	5,981	2,153	2,693
Settlement/Curtailment	796	—	—	—	339	—
Net periodic benefit (income) cost	$(5,353)	$(21)	$(6,062)	$(2,353)	$8,776	$9,527
Contributions to benefit plans	$5,674	$4,691	$10,640	$11,391	$13,552	$13,027

13. Income Taxes
The effective tax rate for the three months ended September 30, 2018 and 2017 was (4.4)% and 19.2%, respectively, and the effective tax rate for the nine months ended September 30, 2018 and 2017 was 13.0% and 21.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 includes a $7 million and $13 million benefit, respectively, from the resolution of certain tax examinations. The effective tax rate for the three and nine months ended September 30, 2017 includes a $6 million and $20 million benefit, respectively, from the resolution of certain tax examinations. The effective tax rate for the nine months ended September 30, 2018 and 2017 includes a $2 million and $4 million charge, respectively, from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock.
The provisional amounts recorded to reflect the impact of tax legislation in 2017 have been adjusted for both the three and nine month periods ended September 30, 2018 and include a benefit of $8 million and $17 million, respectively, related to the re-measurement of deferred tax assets and liabilities and revisions of the U.S. tax on unremitted earnings of our foreign subsidiaries. The amounts recorded

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

as of December 31, 2017 and adjusted September 30, 2018 remain provisional and further adjustments are expected to be made during the measurement period.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 20% of our unrecognized tax benefits.
The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2015 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2014 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2014, Germany, which is closed to audit through the end of 2012 and the UK, which, except for an item under appeal, is closed to audit through the end of 2015. We also have other less significant tax filings currently subject to examination.
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
In August 2018, the Company, certain of its directors, officers and several banks who served as underwriters, were named as defendants in City of Livonia Retiree Health and Disability Benefits Plan v. Pitney Bowes Inc. et al., a putative class action lawsuit filed in Connecticut state court. The complaint asserts claims under the Securities Act of 1933, as amended, on behalf of those who purchased notes issued by the Company in connection with a September 13, 2017 offering, alleging, among other things, that the Company failed to make certain disclosures relating to components of its third quarter 2017 performance at the time of the notes offering. The complaint seeks compensatory damages and other relief. Although litigation outcomes are inherently unpredictable, we believe this case is without merit and intend to defend it vigorously.
15. Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended September 30, 2018 and 2017 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2017	$1	$441	$323,338	$138,367	$5,229,584	$(792,173)	$(4,710,997)	$188,561
Cumulative effect of accounting changes	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	178,680	—	—	178,680
Other comprehensive loss	—	—	—	—	—	(12,436)	—	(12,436)
Dividends paid	—	—	—	—	(105,296)	—	—	(105,296)
Issuance of common stock	—	—	—	(35,457)	—	—	34,050	(1,407)
Conversion to common stock	—	(38)	—	(763)	—	—	801	—
Stock-based compensation expense	—	—	—	15,771	—	—	—	15,771
Balance at September 30, 2018	$1	$403	$323,338	$117,918	$5,290,761	$(804,609)	$(4,676,146)	$251,666

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at December 31, 2016	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	171,392	—	—	171,392
Other comprehensive income	—	—	—	—	—	121,649	—	121,649
Dividends paid	—	—	—	—	(104,524)	—	—	(104,524)
Issuance of common stock	—	—	—	(32,538)	—	—	30,202	(2,336)
Conversion to common stock	—	(26)	—	(505)	—	—	531	—
Stock-based compensation expense	—	—	—	18,312	—	—	—	18,312
Balance at September 30, 2017	$1	$457	$323,338	$133,394	$5,174,602	$(818,484)	$(4,712,475)	$100,833

16. Accumulated Other Comprehensive Income
Reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) on cash flow hedges
Revenue	$(38)	$(139)	$38	$(133)
Cost of sales	52	(59)	(33)	89
Interest expense, net	(825)	(507)	(1,839)	(1,521)
Total before tax	(811)	(705)	(1,834)	(1,565)
Benefit from income taxes	206	274	468	610
Net of tax	$(605)	$(431)	$(1,366)	$(955)

Gains (losses) on available for sale securities
Interest expense, net	$(40)	$(298)	$150	$(524)
Benefit (provision) from income taxes	10	110	(38)	194
Net of tax	$(30)	$(188)	$112	$(330)

Pension and Postretirement Benefit Plans
Transition credit (b)	$2	$2	$5	$6
Prior service costs (b)	(79)	(41)	(188)	(125)
Actuarial losses (b)	(9,996)	(10,189)	(31,298)	(30,399)
Settlements (b)	(1,135)	—	(1,135)	—
Total before tax	(11,208)	(10,228)	(32,616)	(30,518)
Benefit from income taxes	2,399	3,484	7,766	10,440
Net of tax	$(8,809)	$(6,744)	$(24,850)	$(20,078)
(a) Amounts in parentheses indicate reductions to income and increases to other comprehensive income.
(b) Reclassified from accumulated other comprehensive loss into other components of net pension and postretirement cost (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the nine months ended September 30, 2018 and 2017 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(44,564)	$(792,173)
Other comprehensive loss before reclassifications (a)	(593)	(6,402)	—	(31,545)	(38,540)
Reclassifications into earnings (a), (b)	1,366	(112)	24,850	—	26,104
Net other comprehensive income (loss)	773	(6,514)	24,850	(31,545)	(12,436)
Balance at September 30, 2018	$367	$(4,917)	$(723,950)	$(76,109)	$(804,609)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive (loss) income before reclassifications (a)	(376)	1,921	(1,482)	100,223	100,286
Reclassifications into earnings (a), (b)	955	330	20,078	—	21,363
Net other comprehensive income	579	2,251	18,596	100,223	121,649
Balance at September 30, 2017	$(906)	$2,371	$(769,217)	$(50,732)	$(818,484)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments and the introduction of new products and services by competitors

•	our success in developing new products and services, including digital-based products and services and obtaining regulatory approval if required

•	the market’s acceptance of new products and services

•	changes in postal or banking regulations

•	changes in, or loss of, our contractual relationships with the U.S. Postal Service or posts in our other major markets

•	changes in labor conditions and transportation costs

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates and interest rates

•	economic tensions between governments and changes in international trade policies, including tariffs

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in the Global Ecommerce segment

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our ability to fully utilize the enterprise business platform in North America and successfully deploy it in major international markets without significant disruption to existing operations

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies from tax audits and changes in tax laws, rulings or regulations, including the impact of the Tax Cuts and Jobs Act of 2017

•	potential impacts to our business due to changes in global political conditions, including the use of the postal system for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
Our strategy is focused around three core principles: to invest in offerings that reduce the complexity of mailing and shipping for our clients; to continue to focus on operational excellence initiatives to reduce costs; and to focus on integrating and leveraging technologies across the enterprise.
Year-to-date, total revenue increased 17% over the prior year, but total earnings before interest and taxes (EBIT) has declined. The decline in EBIT is largely due to continued investments in opportunities to reduce the complexity in mailing and shipping and the overall portfolio shift to higher growth digital and shipping solutions.
Over the last five years, we have developed a simpler and more digital operating model and have reduced our cost structure. Last year we announced our intentions to reduce costs by an additional $200 million over a 24-month period. Our attainment to date leaves us well positioned to achieve or exceed our savings objectives.
In connection with our shift to higher growth markets that align with our strategic focus on shipping, we sold our Document Messaging Technology production mail business and supporting software (the Production Mail Business). The sale of the U.S. based operations was completed on July 2, 2018 while the sale of the majority of certain non-U.S. jurisdictions closed later in the third quarter or are expected to close in the fourth quarter, subject to local regulatory requirements. Proceeds from the sale were $340 million, the majority of which was used to repay debt.

Financial Results Summary - Three Months Ended September 30:

	2018	2017	Change
Revenue	$832,856	$733,273	14%
Net income from continuing operations	$47,105	$45,437	4%
Diluted earnings per share - continuing operations	$0.25	$0.24	4%
Revenue
Revenue increased 14% as reported and at constant currency.

•	The increase reflects growth in business services revenue, partially offset by declines in equipment sales, software revenue and stream revenues (financing, rentals, supplies and support services).

•
Commerce Services grew 59% primarily due to the acquisition of Newgistics. Excluding Newgistics, Commerce Services revenue grew 3% as Presort Services grew 5% due to higher mail processing volumes. Global Ecommerce revenue was flat.

•
Small and Medium Business Solutions (SMB) revenue declined 4% as reported and 3% at constant currency. North America Mailing revenue declined 2% and International Mailing revenue declined 9% as reported and 7% at constant currency due to lower equipment sales and stream revenues.

•	Software Solutions revenue decreased 19% as reported and at constant currency due to lower licensing revenue in the current year as well as a large Location Intelligence deal in third quarter of 2017.
Net Income from Continuing Operations
Net income from continuing operations was $47 million compared to $45 million in the prior year. The increase was driven by lower selling, general and administrative expenses and a lower effective tax rate, partially offset by lower gross margins and the loss from the extinguishment of debt.

Financial Results Summary - Nine Months Ended September 30:

	2018	2017	Change
Revenue	$2,575,240	$2,206,866	17%
Net income from continuing operations	$139,137	$144,322	(4)%
Diluted earnings per share - continuing operations	$0.74	$0.77	(4)%
Net cash provided by operating activities - continuing operations	$246,426	$312,557	(21)%
Revenue
Revenue increased 17% as reported and 16% at constant currency.

•	The increase reflects growth in business services revenue, partially offset by declines in equipment sales, software revenues and stream revenues.

•
Commerce Services grew 67%. Revenue for Global Ecommerce more than doubled over the prior year, and excluding revenue from Newgistics, grew 15% due to higher shipping and marketplace revenue. Presort Services revenue grew 3% due to higher mail processing volumes.

•
SMB revenue declined 5% as reported and 6% at constant currency. North America Mailing revenue declined 6% primarily due to a decline in equipment sales and stream revenues. International Mailing revenue decreased 2% as reported and 7% at constant currency due to lower equipment sales, supplies and support services revenue.

•	Software Solutions revenue decreased 2% as reported and 3% at constant currency due to lower licensing revenue.
Net Income from Continuing Operations
Net income from continuing operations was $139 million compared to $144 million in the prior year. The decrease was driven by lower overall margins as our portfolio continues to shift to higher growth, but lower margin businesses, continued investments in Global Ecommerce and higher amortization expense from the acquisition of Newgistics, partially offset by lower selling, general and administrative, restructuring and pension costs and a lower effective tax rate.
Cash Flows from Continuing Operations
Net cash provided by operating activities from continuing operations was $246 million compared to $313 million in the prior year. We also received $340 million from the sale of the Production Mail Business. During the first nine months of 2018, we used cash to:

•	repay $565 million of debt;

•	pay dividends of $105 million to our stockholders; and

•	invest $141 million in capital expenditures.

Outlook
We expect continued revenue growth as we move our portfolio into high growth, albeit lower margin, areas. We expect continued progress in our efforts to improve productivity and reduce spend. We are addressing challenges such as higher transportation and labor costs, and are on target to deliver cost savings this year.
We are integrating and leveraging the Newgistics network into our Commerce Services businesses. Shipping solutions will become a larger contributor to revenue and Shipping APIs, cross-border volume expansion and carrier services offerings will continue to contribute to revenue growth in Global Ecommerce. Presort Services revenue is expected to continue to perform around the market ranges.
Within our mailing business, we expect that the introduction of new services and products, including the SendPro products and expanded finance offerings, will contribute to improvements in equipment sales and stream revenue trends in North America over the long-term.
In Software Solutions, we continue to build our indirect channel to drive improvements and expect to expand our customer base.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Actual % change	Constant Currency % change	2018	2017	Actual % change	Constant Currency % change
Equipment sales	$100,937	$103,514	(2)%	(2)%	$317,058	$349,401	(9)%	(10)%
Supplies	50,403	53,627	(6)%	(5)%	165,853	173,321	(4)%	(6)%
Software	76,026	94,226	(19)%	(19)%	244,022	248,391	(2)%	(3)%
Rentals	91,115	95,333	(4)%	(4)%	277,550	290,087	(4)%	(5)%
Financing	76,730	81,079	(5)%	(5)%	233,504	250,477	(7)%	(8)%
Support services	74,117	75,783	(2)%	(2)%	219,311	223,056	(2)%	(3)%
Business services	363,528	229,711	58%	58%	1,117,942	672,133	66%	66%
Total revenue	$832,856	$733,273	14%	14%	$2,575,240	$2,206,866	17%	16%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2018	2017	2018	2017	2018	2017	2018	2017
Cost of equipment sales	$39,353	$49,328	39.0%	47.7%	$132,513	$145,450	41.8%	41.6%
Cost of supplies	13,967	15,209	27.7%	28.4%	46,652	48,277	28.1%	27.9%
Cost of software	24,743	24,107	32.5%	25.6%	75,257	70,622	30.8%	28.4%
Cost of rentals	21,827	20,447	24.0%	21.4%	66,959	61,869	24.1%	21.3%
Financing interest expense	11,954	12,629	15.6%	15.6%	36,525	38,446	15.6%	15.3%
Cost of support services	43,259	39,468	58.4%	52.1%	125,995	122,889	57.5%	55.1%
Cost of business services	291,650	166,984	80.2%	72.7%	882,529	470,890	78.9%	70.1%
Total cost of revenue	$446,753	$328,172	53.6%	44.8%	$1,366,430	$958,443	53.1%	43.4%

We discuss changes in revenue at constant currency to exclude the effect of changing exchange rates on our reported revenues. We believe that the use of a constant currency revenue measure provides a better understanding of underlying revenue performance. Constant currency is calculated by converting our current period reported revenue at the prior year's exchange rates.
Revenue and Cost of Revenues - 2018 compared to 2017
Equipment sales
Equipment sales revenue decreased 2% in the quarter, primarily due to

•	3% from lower equipment sales in International Mailing, primarily driven by declines in the U.K. and France partially offset by growth in Australia and Japan; offset partially by

•	1% from higher equipment sales in North American Mailing.
Cost of equipment sales as a percentage of equipment sales decreased to 39.0% in the quarter primarily due to lower costs and product mix.

Equipment sales revenue decreased 9% in the first nine months of 2018. At constant currency, equipment sales decreased 10% primarily due to:

•	8% from lower equipment sales in North America Mailing reflecting a change in product mix; and

•	2% from lower equipment sales in International Mailing, particularly the U.K. and Italy, partially offset by higher sales in Germany.
Cost of equipment sales as a percentage of equipment sales of 41.8% in the first nine months of 2018 was relatively flat compared to the prior year.

Supplies
Supplies revenue decreased 6% in the quarter. At constant currency, supplies revenue decreased 5% primarily due to:

•	3% from lower supplies revenue in International Mailing; and

•	2% from lower supplies revenue in North America Mailing.
Cost of supplies as a percentage of supplies revenue decreased to 27.7% in the quarter.
Supplies revenue decreased 4% in the first nine months of 2018. At constant currency, supplies revenue decreased 6% primarily due to:

•	4% from lower supplies revenue in North America Mailing; and

•	2% from lower supplies revenue in International Mailing.
Cost of supplies as a percentage of supplies revenue of 28.1% was relatively flat in the first nine months of 2018 as compared to the prior year.

Software
Software revenue decreased 19% in the third quarter primarily due to lower licensing revenue and a large Location Intelligence deal in the third quarter of 2017.
Software revenue decreased 2% in the first nine months of 2018. Software revenue decreased 3% at constant currency primarily due to lower licensing revenue.
Cost of software as a percentage of software revenue increased to 32.5% in the quarter and 30.8% in the first nine months of 2018 due to a decline in higher margin licensing revenue.

Rentals
Rentals revenue declined 4% in the quarter and 4% as reported and 5% at constant currency for the first nine months of 2018, primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 24.0% for the quarter and 24.1% for the first nine months of 2018 primarily due to higher residual losses.

Financing
Financing revenue decreased 5% in the quarter and 7% as reported and 8% at constant currency for the first nine months of 2018 primarily due to a declining portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue was flat at 15.6% for the quarter and increased slightly to 15.6% for the first nine months of 2018 primarily due to lower average outstanding finance receivables and lower fees revenue.

Support Services
Support services revenue decreased 2% in the quarter and 2% as reported and 3% at constant currency for the first nine months of 2018 primarily due to a worldwide decline in installed mailing equipment.

Cost of support services as a percentage of support services revenue increased to 58.4% in the quarter and 57.5% in the first nine months of 2018 primarily due to higher costs.

Business Services
Business services revenue increased 58% in the quarter primarily due to:

•	55% from Global Ecommerce due to the acquisition of Newgistics; and

•	2% from Presort Services due to higher volumes of mail processed.
Business services revenue increased 66% in the first nine months of 2018 primarily due to:

•	57% from the acquisition of Newgistics;

•	7% from growth in shipping and cross-border revenue; and

•	2% from higher volumes of mail processed in Presort Services.
Cost of business services as a percentage of business services revenue increased to 80.2% in the quarter and 78.9% in the first nine months of 2018 primarily due to continued investment in Global Ecommerce and higher labor and transportation costs in Commerce Services.

Selling, general and administrative (SG&A)
SG&A expense decreased 6% to $269 million in the third quarter despite additional expenses from Newgistics of $16 million, primarily due to cost savings initiatives, including lower salaries and benefits of $10 million and lower professional services of $9 million.
SG&A expense decreased 2% to $847 million in the first nine months of 2018 despite additional expenses from Newgistics of $51 million, primarily due to cost savings initiatives, including lower salaries and benefits of $9 million and lower advertising expenses of $22 million. Partially offsetting these costs savings were higher depreciation and amortization expense of $6 million and higher professional services of $5 million.

Research and development (R&D)
R&D expense increased 12% to $33 million in the quarter, and 6% to $94 million in the first nine months of 2018, primarily due to continued investments in SMB and Global Ecommerce.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements.

Income from Discontinued Operations
See Note 4 to the Condensed Consolidated Financial Statements.

Pension and Postretirement Costs
In connection with the disposition of the Production Mail Business and certain other actions, we will incur non-cash pension settlement charges in the fourth quarter of 2018 of $40 to $60 million. The actual settlement charge will depend on the lump-sum elections made by participants.

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
Presort Services: Includes revenue and related expenses from sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Standard Flats and Bound Printed Matter) for postal worksharing discounts.
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing services and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.
Software Solutions:
Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information, and location intelligence software, data solutions and related support services.
Management uses segment earnings before interest and taxes (EBIT) to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the businesses. We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items not allocated to a particular business segment. Segment EBIT may not be indicative of our overall consolidated performance and should be read in conjunction with our consolidated results of operations. Due to acquisition activity in Commerce Services, we are also providing segment earnings before interest, taxes, depreciation and amortization (EBITDA) as a supplemental non-GAAP measure of profit and operational performance for each segment. See Note 3 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to net income.

Segment information for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Actual % change	Constant Currency % change	2018	2017	Actual % change	Constant Currency % change
Global Ecommerce	$232,845	$106,181	> 100%	> 100%	$718,535	$288,839	> 100%	> 100%
Presort Services	125,334	119,074	5%	5%	382,522	370,203	3%	3%
Commerce Services	358,179	225,255	59%	59%	1,101,057	659,042	67%	67%
North America Mailing	313,965	320,091	(2)%	(2)%	954,080	1,016,993	(6)%	(6)%
International Mailing	84,970	93,858	(9)%	(7)%	276,365	282,482	(2)%	(7)%
Small & Medium Business Solutions	398,935	413,949	(4)%	(3)%	1,230,445	1,299,475	(5)%	(6)%
Software Solutions	75,742	94,069	(19)%	(19)%	243,738	248,349	(2)%	(3)%
Total	$832,856	$733,273	14%	14%	$2,575,240	$2,206,866	17%	16%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
Global Ecommerce	$(14,330)	$(9,594)	(49)%	$(28,034)	$(17,894)	(57)%
Presort Services	17,435	19,474	(10)%	57,026	69,461	(18)%
Commerce Services	3,105	9,880	(69)%	28,992	51,567	(44)%
North America Mailing	118,070	107,963	9%	352,833	370,004	(5)%
International Mailing	12,794	8,809	45%	42,040	36,239	16%
Small & Medium Business Solutions	130,864	116,772	12%	394,873	406,243	(3)%
Software Solutions	3,525	18,531	(81)%	24,450	24,928	(2)%
Total Segment EBIT	$137,494	$145,183	(5)%	$448,315	$482,738	(7)%

	EBITDA
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
Global Ecommerce	$820	$(1,970)	>100%	$17,013	$4,240	>100%
Presort Services	24,302	25,778	(6)%	76,678	89,889	(15)%
Commerce Services	25,122	23,808	6%	93,691	94,129	—%
North America Mailing	135,332	124,516	9%	404,328	418,943	(3)%
International Mailing	16,204	13,372	21%	54,225	49,847	9%
Small & Medium Business Solutions	151,536	137,888	10%	458,553	468,790	(2)%
Software Solutions	6,042	20,754	(71)%	31,774	31,529	1%
Total Segment EBITDA	182,700	182,450	—%	584,018	594,448	(2)%
Less: Segment depreciation and amortization(1)	(45,206)	(37,267)	21%	(135,703)	(111,710)	21%
Total Segment EBIT	$137,494	$145,183	(5)%	$448,315	$482,738	(7)%
(1) Excludes corporate depreciation and amortization expense.
Global Ecommerce
Global Ecommerce revenue increased 119% in the quarter primarily due to the $126 million of additional revenue from Newgistics.

EBIT for the quarter was a loss of $14 million compared to a loss of $10 million in the prior year. The higher loss was primarily due to $8 million of acquisition-related depreciation and amortization expense, investments in market growth opportunities and higher transportation and labor costs, partially offset by higher revenue. EBITDA in the quarter improved to $0.8 million from a loss of $2 million in the prior year due to the increase in revenue.

Global Ecommerce revenue increased 149% in the first nine months of 2018. At constant currency, revenue increased 148% primarily due to:

•	133%, or $383 million, from the additional revenue from Newgistics; and

•	15% from higher shipping revenues due to increased volumes.
EBIT for the first nine months of 2018 was a loss of $28 million compared to a loss of $18 million in the prior year. The higher loss was primarily due to $23 million of acquisition-related depreciation and amortization expense, investments in market growth opportunities and higher transportation and labor costs, partially offset by higher revenue. The increase in EBITDA in the first nine months of 2018 compared to the prior year was due to the increase in revenue.

Presort Services
Presort Services revenue increased 5% in the quarter and 3% in the first nine months of 2018 due to higher volumes of mail processed. EBIT decreased 10% in the quarter and 18% in the first nine months of 2018 primarily due to lower margins driven by higher labor and transportation costs and a decline in revenue per piece due in part to higher volumes of mail processed for larger clients.

North America Mailing
North America Mailing revenue decreased 2% in the quarter primarily due to:

•	1% from a decline in rentals revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	1 % from lower financing revenue primarily due to a declining lease portfolio and lower fees.
EBIT increased 9% in the quarter primarily due to lower expenses.
North America Mailing revenue decreased 6% in the first nine months of 2018 primarily due to:

•	3% from lower equipment sales due to lower revenue from client lease extensions;

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees; and

•	1% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes.
EBIT decreased 5% in the first nine months of 2018 primarily due to lower revenue partially offset by lower expenses.

International Mailing
International Mailing revenue decreased 9% in the quarter. At constant currency, revenue decreased 7% primarily due to:

•	4% from lower stream revenues resulting from a lower installed meter base, declining postages volumes and a declining lease portfolio; and

•	4% from lower equipment sales, primarily in the U.K. and France.
International Mailing revenue decreased 2% in the first nine months of 2018. At constant currency, revenue decreased 7% primarily due to:

•	4% from lower stream revenues resulting from a lower installed meter base, declining postages volumes and a declining lease portfolio; and

•	3% from lower equipment sales, primarily in the U.K.
EBIT increased 45% in the quarter and 16% in the first nine months of 2018 primarily due to lower expenses.

Software Solutions
Software revenue decreased 19% in the quarter primarily due to lower license revenue and a large Location Intelligence deal in the third quarter of 2017.
Software revenue decreased 2% as reported and 3% at constant currency in the first nine months of 2018 primarily due to lower licensing revenue.
EBIT declined 81% in the quarter and 2% in the first nine months of 2018 primarily due to lower high-margin licensing revenue. The implementation of ASC 606 had a favorable impact of $4 million and $23 million in the quarter and first nine months of 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $815 million at September 30, 2018 and $1,058 million at December 31, 2017. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $157 million at September 30, 2018 compared to $608 million at December 31, 2017. Through September 30, 2018, we repatriated $523 million of cash to the U.S. from our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries.
Cash Flow Summary
Changes in cash and cash equivalents for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Change
Net cash provided by operating activities	$290,626	$330,577	$(39,951)
Net cash provided by (used in) investing activities	202,185	(155,715)	357,900
Net cash (used in) provided by financing activities	(725,922)	715,062	(1,440,984)
Effect of exchange rate changes on cash and cash equivalents	(15,653)	42,457	(58,110)
Change in cash and cash equivalents	$(248,764)	$932,381	$(1,181,145)
Cash flows from operating activities decreased $40 million, primarily due to:

•	Working capital changes including lower cash from finance receivables of $46 million and the timing of accounts payable payments of $38 million;

•	Higher restructuring payments of $11 million; partially offset by

•	Higher cash from discontinued operations of $26 million.
Cash flows from investing activities improved $358 million, primarily due to:

•	Proceeds of $340 million from the sale of the Production Mail Business;

•	Higher cash flows from investment activities of $28 million due to the investment of residual proceeds from the issuance of debt in the prior year; partially offset by

•	Higher capital expenditures of $22 million.
Cash flows from financing activities decreased $1,441 million, primarily due to:

•	The repayment of debt of $565 million in 2018 compared to the net issuance of debt of $823 million in the prior year; and

•	The settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany cash transfer at year end.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a committed credit facility of $1 billion that expires in January 2021. As of September 30, 2018, we have not drawn upon the credit facility.
There were no outstanding commercial paper borrowings at September 30, 2018 and December 31, 2017, and we did not issue any commercial paper during the third quarter of 2018.
During the quarter, we redeemed the $300 million 6.25% notes due March 2019. As a result of this early redemption, we recognized an $8 million loss. Additionally during the year, we repaid the $250 million 5.6% Notes due March 2018 and $15 million of term loan principal.
The interest rate on certain notes and term loans are subject to adjustment based on changes in our credit ratings. In the second quarter, Standard & Poor's lowered our corporate credit rating from BBB- to BB+. As a result, the interest rate on the May 2022 notes, September 2020 notes and term loans increased 0.25% and the interest rate on the October 2021 notes and the April 2023 notes will increase 0.25% effective after the next interest payment date.
Pursuant to an extension option, the maturity of our $150 million term loan was extended to August 2019.

Dividends and Share Repurchases
During the nine months ended September 30, 2018, we paid dividends of $105 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the quarter and have remaining authorization to repurchase up to $21 million of our common shares.

Off-Balance Sheet Arrangements
At September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2017 Annual Report.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in our 2017 Annual Report.
Item 4: Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding disclosures.
Under the direction of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2018.
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
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended September 30, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
July 1, 2018 - July 31, 2018	—	—	—	$21,022
August 1, 2018 - August 31, 2018	—	—	—	$21,022
September 1, 2018 - September 30, 2018	—	—	—	$21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2012)	3(a)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 15, 2013)	3(b)
10	Asset Purchase agreement between Pitney Bowes Inc. and Stark Acquisition Corporation dated April 27, 2018 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with Commission on May 1, 2018)	10
10a
Amendment and supplement asset purchase agreement between Pitney Bowes, Inc. and Stark Acquisition Corporation dated July 1, 2018 (incorporated by reference to Exhibit to 10a to Form 10-Q filed with the Commission on August 2, 2018)
		10a
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

PITNEY BOWES INC.

Date:	November 5, 2018

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)