Form 10-Q
period 2019-03-31
PITNEY BOWES INC /DE/
filed 2019-05-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-03579
PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware	I.R.S. Employer Identification No. 06-0495050
3001 Summer Street, Stamford, Connecticut 06926
(203) 356-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	PBI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2019, 180,725,731 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Equipment sales	$89,787	$106,708
Supplies	50,953	59,993
Software	73,318	76,294
Rentals	22,157	24,965
Financing	97,043	100,349
Support services	128,621	140,650
Business services	406,523	387,624
Total revenue	868,402	896,583
Costs and expenses:
Cost of equipment sales	63,665	62,469
Cost of supplies	13,550	16,947
Cost of software	23,383	24,129
Cost of rentals	9,715	12,748
Financing interest expense	11,364	11,064
Cost of support services	41,779	46,065
Cost of business services	327,046	294,379
Selling, general and administrative	300,982	302,810
Research and development	21,774	24,495
Restructuring charges	3,598	904
Interest expense, net	27,602	32,014
Other components of net pension and postretirement cost	(638)	(1,719)
Other expense	17,710	—
Total costs and expenses	861,530	826,305
Income from continuing operations before taxes	6,872	70,278
Provision for income taxes	8,301	18,795
(Loss) income from continuing operations	(1,429)	51,483
(Loss) income from discontinued operations, net of tax	(1,230)	8,487
Net (loss) income	$(2,659)	$59,970
Amounts attributable to common stockholders:
(Loss) income from continuing operations	$(1,429)	$51,483
(Loss) income from discontinued operations, net of tax	(1,230)	8,487
Net (loss) income	$(2,659)	$59,970
Basic (loss) earnings per share (1):
Continuing operations	$(0.01)	$0.28
Discontinued operations	(0.01)	0.05
Net (loss) income	$(0.01)	$0.32
Diluted (loss) earnings per share (1):
Continuing operations	$(0.01)	$0.27
Discontinued operations	(0.01)	0.05
Net (loss) income	$(0.01)	$0.32
(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(2,659)	$59,970
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $(4,067) in 2019	21,274	15,211
Net unrealized gain on cash flow hedges, net of tax of $56 and $162, respectively	163	486
Net unrealized gain (loss) on investment securities, net of tax of $964 and $(1,366), respectively	2,816	(3,992)
Amortization of pension and postretirement costs, net of tax benefits of $2,649 and $2,803, respectively	6,636	8,172
Other comprehensive income, net of tax	30,889	19,877
Comprehensive income	$28,230	$79,847

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$838,905	$867,262
Short-term investments	65,405	59,391
Accounts receivable (net of allowance of $21,029 and $17,617, respectively)	412,661	456,138
Short-term finance receivables (net of allowance of $13,633 and $12,454, respectively)	684,436	758,511
Inventories	68,876	62,279
Current income taxes	21,897	5,947
Other current assets and prepayments	134,929	100,625
Assets of discontinued operations	—	4,854
Total current assets	2,227,109	2,315,007
Property, plant and equipment, net	412,727	410,114
Rental property and equipment, net	41,862	46,228
Long-term finance receivables (net of allowance of $8,518 and $7,768 respectively)	545,360	536,369
Goodwill	1,754,259	1,766,511
Intangible assets, net	223,005	227,137
Operating lease assets	152,139	156,788
Noncurrent income taxes	61,700	66,326
Other assets	388,104	419,677
Total assets	$5,806,265	$5,944,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,313,440	$1,390,362
Current operating lease liabilities	35,219	37,208
Current portion of long-term debt	207,231	199,535
Advance billings	213,171	235,116
Current income taxes	5,697	15,284
Liabilities of discontinued operations	—	3,276
Total current liabilities	1,774,758	1,880,781
Deferred taxes on income	257,639	254,353
Tax uncertainties and other income tax liabilities	51,950	39,548
Noncurrent operating lease liabilities	124,873	127,237
Long-term debt	3,047,661	3,066,073
Other noncurrent liabilities	463,028	474,323
Total liabilities	5,719,909	5,842,315

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	388	396
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	109,166	121,475
Retained earnings	5,267,615	5,279,682
Accumulated other comprehensive loss	(918,072)	(948,961)
Treasury stock, at cost (140,812,458 and 135,662,830 shares, respectively)	(4,696,080)	(4,674,089)
Total stockholders’ equity	86,356	101,842
Total liabilities and stockholders’ equity	$5,806,265	$5,944,157
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,659)	$59,970
Loss (income) from discontinued operations, net of tax	1,230	(8,487)
Restructuring payments	(8,144)	(15,585)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,365	39,738
Stock-based compensation	6,784	3,273
Restructuring charges	3,598	904
Loss on disposition of businesses	17,710	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	59,571	29,292
Decrease in finance receivables	55,215	33,780
(Increase) decrease in inventories	(6,232)	1,783
Increase in other current assets and prepayments	(36,226)	(11,963)
Decrease in accounts payable and accrued liabilities	(37,260)	(74,805)
(Decrease) increase in current and non-current income taxes	(2,398)	15,859
Decrease in advance billings	(16,219)	(17,832)
Other, net	(993)	(11,154)
Net cash provided by operating activities - continuing operations	73,342	44,773
Net cash (used in) provided by operating activities - discontinued operations	(3,614)	24,856
Net cash provided by operating activities	69,728	69,629
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(29,922)
Proceeds from sales/maturities of available-for-sale securities	31,404	15,044
Net activity from short-term and other investments	(1,778)	16,562
Capital expenditures	(28,754)	(29,017)
Acquisitions, net of cash acquired	(4,882)	(2,407)
Change in reserve account deposits	(23,036)	6,654
Other investing activities	(7,841)	(1,250)
Net cash used in investing activities - continuing operations	(34,887)	(24,336)
Net cash used in investing activities - discontinued operations	—	(863)
Net cash used in investing activities	(34,887)	(25,199)
Cash flows from financing activities:
Principal payments of long-term debt	(12,541)	(255,045)
Dividends paid to stockholders	(9,408)	(35,016)
Common stock repurchases	(39,142)	—
Other financing activities	(2,901)	(50,256)
Net cash used in financing activities	(63,992)	(340,317)
Effect of exchange rate changes on cash and cash equivalents	794	6,741
Change in cash and cash equivalents	(28,357)	(289,146)
Cash and cash equivalents at beginning of period	867,262	1,009,021
Cash and cash equivalents at end of period	$838,905	$719,875
Cash interest paid	$33,393	$46,998
Cash income tax payments, net of refunds	$10,071	$4,560

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a global technology company providing innovative products and commerce solutions that power billions of transactions and help our clients navigate the complex world of commerce. We offer shipping, mailing, fulfillment, returns and cross-border ecommerce products and solutions that enable the sending of parcels and packages across the globe and customer information management, location intelligence and customer engagement products and solutions to help our clients market to their customers. Clients around the world rely on our products, solutions and services. Pitney Bowes Inc. was incorporated in the state of Delaware in 1920. For more information about us, our products, services and solutions, visit www.pb.com.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).
The accompanying financial statements reflect the adoption of the new lease accounting standard as of January 1, 2017 (see New Accounting Pronouncements). We also determined that based on their nature, certain costs previously classified as research and development and cost of business services should be classified in other line items within costs and expenses. Accordingly, we revised our March 31, 2018 income statement to correct the classification by reducing research and development expense by $6 million and cost of business services by $3 million and increasing cost of equipment sales by $3 million and selling, general and administrative expense by $6 million. Additionally, our March 31, 2018 income statement has also been revised to correct the classification of certain costs of revenue by reducing cost of equipment sales by $1 million and cost of rentals by $1 million, and increasing cost of support services by $2 million to conform to the current year presentation.
In January 2019, we sold the direct operations and moved to a dealer model in six smaller markets within International Mailing (Market Exits). We recognized a pre-tax loss of $18 million in other expense. In July 2018, we sold our Document Messaging Technology production mail business and supporting software (the Production Mail Business). The Production Mail Business qualified as a discontinued operation and accordingly, the assets, liabilities and results of operations of the Production Mail Business are reported as discontinued operations (see Note 4).
New Accounting Pronouncements
Accounting Pronouncements Adopted on January 1, 2019
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842), using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements. Accordingly, prior period financial statements have been recast and required disclosures have been provided. We also recorded a cumulative effect adjustment as of January 1, 2017 to reduce retained earnings by $137 million. See Notes 7 and 15 for more information.
From a lessor perspective, the standard simplifies the accounting for lease modifications and aligns accounting of lease contracts with revenue recognition guidance. We continue to classify leases as sales-type or operating, with the determination affecting both the pattern and classification of income recognition. There have been changes in the timing and classification of revenue related to contract modifications. Certain income and costs are now accelerated that were previously recognized over the life of the lease due to conclusions on lease and non-lease components.
From a lessee perspective, the standard requires us to recognize right-of-use assets and lease liabilities for our real estate and equipment operating leases and to provide new disclosures about our leasing activities. We elected the short-term lease recognition exemption and did not recognize right-of-use assets or lease liabilities for leases with a term less than 12 months. We also elected the practical expedient to not separate lease and non-lease components for our lessee portfolio.
Updates to significant accounting policies disclosed in our 2018 Annual Report due to the adoption of ASC 842 are discussed below.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Equipment Sales: We sell and lease equipment directly to our customers and to distributors (re-sellers) throughout the world. The amount of revenue allocated to the equipment is based on a range of observable selling prices in standalone transactions. We recognize revenue from the sale of equipment under sales-type leases as equipment sales revenue when control of the equipment transfers to the customer, which is upon shipment for self-installed products and upon installation or customer acceptance for other products. We do not typically offer any rights of return.

Rentals: Rentals revenue includes revenue from mailing equipment that does not meet the criteria to be accounted for as a sales-type lease. We may invoice in advance for rentals according to the terms of the agreement. We initially defer these advanced billings and recognize rentals revenue on a straight-line basis over the rental period. Revenue generated from financing clients for the continued use of equipment subsequent to the expiration of the original lease are recognized as rentals revenue.

Financing: We provide lease financing for our products primarily through sales-type leases. We also provide revolving lines of credit for the purchase of postage and supplies. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as finance receivables. The difference between the finance receivable and the equipment fair value is recorded as unearned income and is amortized as financing income over the lease term using the interest method. Financing also includes amounts related to sales-type leases that customers have extended or renewed for an additional term. Revenue for those contracts will be recognized over the term of the modified lease as financing income using the interest method.
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

Support services: Support services revenue includes revenue from equipment service contracts, subscriptions and meter services. Revenue is allocated to these services using selling prices charged in standalone replacement and renewal transactions. Since we have a stand-ready obligation to provide these services over the entire contract term, revenue related to these agreements is recognized on a straight-line basis over the term of the agreement.

Business services: Business services revenue includes revenue from mail processing services and ecommerce solutions. These services represent a series of distinct services that are similar in nature, and revenue is recognized as the services are provided. We review certain third party relationships and evaluate the appropriateness of recording revenue on a gross basis when we act as a principal in a transaction or net basis when we act as an agent between a client and vendor. We consider several factors in determining whether we are acting as principal or agent such as whether we are the primary obligor to the client, have control over the pricing or have inventory risk.

On January 1, 2019, we also adopted Accounting Standards Update (ASU) 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a current expected credit loss model, which requires companies to measure expected credit losses for all financial instruments held at the reporting date based on historical experience, current conditions and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective beginning January 1, 2020. We are currently assessing the impact this standard will have on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by major source and timing of recognition:

	Three Months Ended March 31, 2019
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue recognized under ASC 606	Revenue from leasing transactions and financing	Total Consolidated Revenue
Major products/service lines
Equipment sales	$—	$—	$9,215	$12,079	$—	$21,294	$68,493	$89,787
Supplies	—	—	35,103	15,850	—	50,953	—	50,953
Software	—	—	—	—	73,318	73,318	—	73,318
Rentals	—	—	—	—	—	—	22,157	22,157
Financing	—	—	—	—	—	—	97,043	97,043
Support services	—	22	107,709	20,890	—	128,621	—	128,621
Business services	266,254	134,825	4,517	927	—	406,523	—	406,523
Subtotal	266,254	134,847	156,544	49,746	73,318	680,709	$187,693	$868,402

Revenue from leasing transactions and financing
Equipment sales	—	—	57,894	10,599	—	68,493
Rentals	—	—	17,279	4,878	—	22,157
Financing	—	—	83,757	13,286	—	97,043
Total revenue	$266,254	$134,847	$315,474	$78,509	$73,318	$868,402

Timing of revenue recognition under ASC 606
Products/services transferred at a point in time	$—	$—	$44,318	$27,930	$20,970	$93,218
Products/services transferred over time	266,254	134,847	112,226	21,816	52,348	587,491
Total	$266,254	$134,847	$156,544	$49,746	$73,318	$680,709

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Three Months Ended March 31, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Total Revenue recognized under ASC 606	Revenue from leasing transactions and financing	Total Consolidated Revenue
Major products/service lines
Equipment sales	$—	$—	$10,416	$11,795	$—	$22,211	$84,497	$106,708
Supplies	—	—	38,951	21,042	—	59,993	—	59,993
Software	—	—	—	—	76,294	76,294	—	76,294
Rentals	—	—	—	—	—	—	24,965	24,965
Financing	—	—	—	—	—	—	100,349	100,349
Support services	—	—	113,713	26,937	—	140,650	—	140,650
Business services	246,590	134,458	4,889	1,687	—	387,624	—	387,624
Subtotal	246,590	134,458	167,969	61,461	76,294	686,772	$209,811	$896,583

Revenue from leasing transactions and financing
Equipment sales	—	—	68,472	16,025	—	84,497
Rentals	—	—	19,512	5,453	—	24,965
Financing	—	—	84,858	15,491	—	100,349
Total revenue	$246,590	$134,458	$340,811	$98,430	$76,294	$896,583

Timing of revenue recognition under ASC 606
Products/services transferred at a point in time	$—	$—	$49,367	$32,836	$25,001	$107,204
Products/services transferred over time	246,590	134,458	118,602	28,625	51,293	579,568
Total	$246,590	$134,458	$167,969	$61,461	$76,294	$686,772

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
Rentals: Our performance obligations include the fees associated with the rental of mailing equipment under an operating lease contract.
Support services: Performance obligations include providing maintenance, professional services, and subscription and meter services for our mailing equipment. Contract terms range from one year to five years, depending on the term of the lease contract for the related equipment. Revenue for maintenance, subscription and meter services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Business services: Our performance obligations include providing mail processing services and ecommerce solutions. Revenue is recognized over time as the services are provided. The contract terms for these services vary, with the initial contracts in the range of one to five years, followed by annual renewal periods.
Revenue from leasing transactions and financing include revenue from equipment accounted for as sales-type leases, finance income and late fees that are not accounted for under ASU 2014-09, Revenues from Contracts with Customers (ASC 606).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Contract Assets and Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2019	December 31, 2018	Increase (decrease)
Contracts assets, current	Other current assets and prepayments	$17,319	$16,115	$1,204
Contracts assets, noncurrent	Other assets	$11,385	$13,092	$(1,707)
Advance billings, current	Advance billings	$203,735	$221,527	$(17,792)
Advance billings, noncurrent	Noncurrent liabilities	$13,144	$12,778	$366
Contract Assets
We record contract assets when performance obligations are satisfied in advance of invoicing the customer when the right to consideration is conditional on the satisfaction of another performance obligation within a contract. Contract assets decreased in the period as the invoicing of performance obligations previously satisfied exceeded the contract assets recognized during the period.
Advance Billings from Contracts with Customers
Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on equipment and software licenses, subscription services and certain software data products. Revenue is recognized ratably over the contract term.
The net decrease in advance billings at March 31, 2019 is primarily driven by revenues recognized during the period, which includes $80 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2019	2020	2021-2024	Total
North America Mailing(1)	$196,642	$214,546	$288,869	$700,057
International Mailing(1)	23,105	19,664	21,651	64,420
Software Solutions(2)	55,521	49,884	26,118	131,523
Total	$275,268	$284,094	$336,638	$896,000
(1) Revenue streams bundled with our leasing contracts, primarily maintenance, meter services and other subscription services
(2) Multiple-year software maintenance contracts, certain software and data licenses and data updates
The table above does not include revenue related to performance obligations for contracts with terms less than 12 months and expected consideration for those performance obligations where revenue is recognized based on the amount billable to the customer.
3. Segment Information
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
Small & Medium Business (SMB) Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services, supplies and other applications for small and medium businesses to efficiently create mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.

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
Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended March 31,
	2019	2018
Global Ecommerce	$266,254	$246,590
Presort Services	134,847	134,458
Commerce Services	401,101	381,048
North America Mailing	315,474	340,811
International Mailing	78,509	98,430
SMB Solutions	393,983	439,241
Software Solutions	73,318	76,294
Total revenue	$868,402	$896,583

	EBIT
	Three Months Ended March 31,
	2019	2018
Global Ecommerce	$(14,600)	$(7,711)
Presort Services	15,066	27,026
Commerce Services	466	19,315
North America Mailing	110,613	128,568
International Mailing	11,790	16,022
SMB Solutions	122,403	144,590
Software Solutions	1,692	2,492
Total segment EBIT	124,561	166,397
Reconciling items:
Interest, net	(38,966)	(43,078)
Unallocated corporate expenses	(55,689)	(51,082)
Restructuring charges	(3,598)	(904)
Other expense	(17,710)	—
Transaction costs	(1,726)	(1,055)
Income from continuing operations before income taxes	6,872	70,278
Provision for income taxes	8,301	18,795
(Loss) income from discontinued operations, net of tax	(1,230)	8,487
Net (loss) income	$(2,659)	$59,970

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
Selected financial information included in discontinued operations is as follows:

	Three Months Ended March 31,
	2019	2018
Revenue	$750	$102,234

(Loss) earnings from discontinued operations	$(663)	$11,803
Loss on sale	(667)	—
(Loss) income from discontinued operations before taxes	(1,330)	11,803
Tax (benefit) provision	(100)	3,316
(Loss) income from discontinued operations	$(1,230)	$8,487

5. Earnings per Share (EPS)

	Three Months Ended March 31,
	2019	2018
Numerator:
(Loss) income from continuing operations	$(1,429)	$51,483
(Loss) income from discontinued operations, net of tax	(1,230)	8,487
Net (loss) income (numerator for diluted EPS)	(2,659)	59,970
Less: Preference stock dividend	8	8
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(2,667)	$59,962
Denominator:
Weighted-average shares used in basic EPS	185,971	186,863
Dilutive effect of common stock equivalents (1)	—	1,312
Weighted-average shares used in diluted EPS	185,971	188,175
Basic (loss) earnings per share (2):
Continuing operations	$(0.01)	$0.28
Discontinued operations	(0.01)	0.05
Net (loss) income	$(0.01)	$0.32
Diluted (loss) earnings per share (2):
Continuing operations	$(0.01)	$0.27
Discontinued operations	(0.01)	0.05
Net (loss) income	$(0.01)	$0.32

Anti-dilutive options excluded from diluted earnings per share:	14,989	11,636

(1)
Dilutive effect of common stock equivalents are not included in the calculation of diluted earnings per share for the three months ended March 31, 2019 as the Company is reporting a net loss for the period.

(2)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$13,258	$8,231
Supplies and service parts	23,627	21,841
Finished products	36,474	36,690
Inventory at FIFO cost	73,359	66,762
Excess of FIFO cost over LIFO cost	(4,483)	(4,483)
Total inventory, net	$68,876	$62,279

7. Finance Assets and Lessor Operating Leases
Finance Assets
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
Finance receivables at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,099,620	$190,468	$1,290,088	$1,110,896	$247,774	$1,358,670
Unguaranteed residual values	48,204	11,671	59,875	52,637	12,772	65,409
Unearned income	(370,344)	(43,966)	(414,310)	(383,453)	(55,113)	(438,566)
Allowance for credit losses	(13,136)	(1,884)	(15,020)	(10,252)	(2,356)	(12,608)
Net investment in sales-type lease receivables	764,344	156,289	920,633	769,828	203,077	972,905
Loan receivables
Loan receivables	286,716	29,578	316,294	300,319	29,270	329,589
Allowance for credit losses	(6,399)	(732)	(7,131)	(6,777)	(837)	(7,614)
Net investment in loan receivables	280,317	28,846	309,163	293,542	28,433	321,975
Net investment in finance receivables	$1,044,661	$185,135	$1,229,796	$1,063,370	$231,510	$1,294,880

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Loans receivable are due within one year. Maturities of gross sales-type lease finance receivables at March 31, 2019 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
Remaining for year ending December 31, 2019	$486,499	$52,782	$539,281
Year ending December 31, 2020	275,321	56,077	331,398
Year ending December 31, 2021	186,002	41,078	227,080
Year ending December 31, 2022	106,014	26,276	132,290
Year ending December 31, 2023	42,879	12,511	55,390
Thereafter	2,905	1,744	4,649
Total	$1,099,620	$190,468	$1,290,088
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
Activity in the allowance for credit losses for the three months ended March 31, 2019 and 2018 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,253	$2,355	$6,777	$837	$20,222
Amounts charged to expense	3,399	231	957	20	4,607
Write-offs and other	(516)	(702)	(1,335)	(125)	(2,678)
Balance at March 31, 2019	$13,136	$1,884	$6,399	$732	$22,151

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,812	$7,098	$1,020	$18,651
Amounts charged to expense	2,186	399	1,925	140	4,650
Write-offs and other	(1,145)	(127)	(2,073)	(176)	(3,521)
Balance at March 31, 2018	$8,762	$3,084	$6,950	$984	$19,780

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Aging of Receivables
The aging of gross finance receivables at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,065,521	$186,947	$280,124	$29,302	$1,561,894
> 90 days	34,099	3,521	6,592	276	44,488
Total	$1,099,620	$190,468	$286,716	$29,578	$1,606,382
Past due amounts > 90 days
Still accruing interest	$6,709	$715	$2,178	$128	$9,730
Not accruing interest	27,390	2,806	4,414	148	34,758
Total	$34,099	$3,521	$6,592	$276	$44,488

	December 31, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,069,288	$243,852	$294,126	$29,079	$1,636,345
> 90 days	41,608	3,922	6,193	191	51,914
Total	$1,110,896	$247,774	$300,319	$29,270	$1,688,259
Past due amounts > 90 days
Still accruing interest	$7,917	$1,111	$1,769	$72	$10,869
Not accruing interest	33,691	2,811	4,424	119	41,045
Total	$41,608	$3,922	$6,193	$191	$51,914

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
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process, and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at March 31, 2019 and December 31, 2018 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	March 31, 2019	December 31, 2018
Sales-type lease receivables
Low	$909,353	$922,414
Medium	131,425	131,650
High	23,478	22,110
Not Scored	35,364	34,722
Total	$1,099,620	$1,110,896
Loan receivables
Low	$224,517	$238,620
Medium	45,167	43,952
High	5,429	5,947
Not Scored	11,603	11,800
Total	$286,716	$300,319

Lease income
Lease income from sales-type leases for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Profit recognized at commencement (1)	$36,360	$47,294
Interest income	59,478	61,832
Total lease income from sales-type leases	$95,838	$109,126
(1) Lease contracts do not include variable lease payments.

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of 1 to 5 years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2019	$26,317
Year ending December 31, 2020	25,322
Year ending December 31, 2021	9,881
Year ending December 31, 2022	4,023
Year ending December 31, 2023	2,590
Thereafter	59
Total	$68,192

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$484,543	$(286,393)	$198,150	$480,837	$(281,190)	$199,647
Software & technology	164,973	(145,518)	19,455	165,088	(143,877)	21,211
Trademarks & other	40,104	(34,704)	5,400	40,170	(33,891)	6,279
Total intangible assets	$689,620	$(466,615)	$223,005	$686,095	$(458,958)	$227,137

Amortization expense was $10 million and $11 million for the three months ended March 31, 2019 and 2018, respectively.
Future amortization expense as of March 31, 2019 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2019	$30,303
Year ending December 31, 2020	35,564
Year ending December 31, 2021	31,026
Year ending December 31, 2022	29,798
Year ending December 31, 2023	26,726
Thereafter	69,588
Total	$223,005

Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the three months ended March 31, 2019 are shown in the table below.

	December 31, 2018	Divestiture	Currency impact	March 31, 2019
Global Ecommerce	$609,431	$—	$—	$609,431
Presort Services	207,465	—	—	207,465
Commerce Services	816,896	—	—	816,896
North America Mailing	368,248	—	167	368,415
International Mailing	147,207	(10,490)	(3,573)	133,144
Small & Medium Business Solutions	515,455	(10,490)	(3,406)	501,559
Software Solutions	434,160	—	1,644	435,804
Total goodwill	$1,766,511	$(10,490)	$(1,762)	$1,754,259

In January 2019, we wrote off $10 million of goodwill associated with Market Exits.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$225,808	$398,019	$—	$623,827
Equity securities	—	21,663	—	21,663
Commingled fixed income securities	1,600	20,655	—	22,255
Government and related securities	85,390	9,132	—	94,522
Corporate debt securities	—	51,677	—	51,677
Mortgage-backed / asset-backed securities	—	89,618	—	89,618
Derivatives
Foreign exchange contracts	—	1,610	—	1,610
Total assets	$312,798	$592,374	$—	$905,172
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,430)	$—	$(3,430)
Total liabilities	$—	$(3,430)	$—	$(3,430)

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

•
Commingled Fixed Income Securities: Commingled fixed income securities are comprised of mutual funds that invest in a variety of fixed income securities, including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Fair value is based on the value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These mutual funds are classified as Level 2.

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

Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of tax are recorded in accumulated other comprehensive income (AOCI). Available-for-sale investment securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-for-sale securities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$94,831	$221	$(575)	$94,477
Corporate debt securities	51,769	329	(421)	51,677
Commingled fixed income securities	1,647	—	(47)	1,600
Mortgage-backed / asset-backed securities	90,486	335	(1,203)	89,618
Total	$238,733	$885	$(2,246)	$237,372

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$109,776	$47	$(1,336)	$108,487
Corporate debt securities	58,714	4	(1,780)	56,938
Commingled fixed income securities	1,637	—	(67)	1,570
Mortgage-backed / asset-backed securities	100,186	167	(2,019)	98,334
Total	$270,313	$218	$(5,202)	$265,329

The aggregate unrealized holding losses of investment securities in a loss position at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$8,518	$46	$48,318	$847
Greater than 12 continuous months	133,732	2,200	177,331	4,355
Total	$142,250	$2,246	$225,649	$5,202
We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at March 31, 2019 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$54,475	$54,348
After 1 year through 5 years	74,200	73,898
After 5 years through 10 years	37,291	37,393
After 10 years	72,767	71,733
Total	$238,733	$237,372
The scheduled maturities of mortgage-backed and asset-backed securities may not coincide with the actual payment, as borrowers have the right to prepay obligations.
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2019 and December 31, 2018, we had outstanding contracts associated with these anticipated transactions with notional amounts of $9 million and $8 million, respectively.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties in the three months ended March 31, 2019.
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

The fair value of derivative instruments at March 31, 2019 and December 31, 2018 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$175	$61
	Accounts payable and accrued liabilities	—	(104)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	1,435	1,970
	Accounts payable and accrued liabilities	(3,430)	(631)

	Total derivative assets	$1,610	$2,031
	Total derivative liabilities	(3,430)	(735)
	Total net derivative (liability) asset	$(1,820)	$1,296
The majority of the amounts included in AOCI at March 31, 2019 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2019	2018		2019	2018
Foreign exchange contracts	$345	$35	Revenue	$111	$(3)
			Cost of sales	16	(84)
Interest rate swap	—	(181)	Interest Expense	—	—
	$345	$(146)		$127	$(87)
We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments for the three months ended March 31, 2019 and 2018. All outstanding contracts at March 31, 2019 mature within 12 months.

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$5,269	$(4,713)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2019, we had no cash collateral posted with certain counterparties.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximate fair value because of the short maturity of these instruments.
The carrying value and estimated fair value of our debt at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Carrying value	$3,254,892	$3,265,608
Fair value	$3,152,589	$3,003,678

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Restructuring Charges
Activity in our restructuring reserves for the three months ended March 31, 2019 and 2018 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	3,330	268	3,598
Cash payments	(7,191)	(953)	(8,144)
Balance at March 31, 2019	$9,780	$1,123	$10,903

Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	835	69	904
Cash payments	(15,008)	(577)	(15,585)
Balance at March 31, 2018	$27,978	$1,061	$29,039
The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months.

11. Debt
Total debt at March 31, 2019 and December 31, 2018 consisted of the following:

	Interest rate	March 31, 2019	December 31, 2018
Notes due September 2020	3.875%	$300,000	$300,000
Notes due October 2021	3.875%	600,000	600,000
Notes due May 2022	4.375%	400,000	400,000
Notes due April 2023	4.95%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	617,500	630,000
Other debt		5,255	5,297
Principal amount		3,283,596	3,296,138
Less: unamortized costs, net		28,704	30,530
Total debt		3,254,892	3,265,608
Less: current portion long-term debt		207,231	199,535
Long-term debt		$3,047,661	$3,066,073

On April 17, 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result, the coupon rate on $1.7 billion principal amount of our notes will increase by 0.25% effective at the next interest payment date for each security.
During the first quarter of 2019, we repaid $13 million of principal related to our term loans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Service cost	$21	$37	$384	$589	$255	$407
Interest cost	15,878	15,616	4,488	4,696	1,654	1,603
Expected return on plan assets	(23,179)	(25,424)	(8,764)	(9,185)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	63	(18)	80	88
Amortization of net actuarial loss	7,036	8,076	1,612	1,912	511	934
Net periodic benefit (income) cost	$(259)	$(1,710)	$(2,219)	$(2,008)	$2,500	$3,032
Contributions to benefit plans	$1,628	$1,409	$8,210	$9,210	$4,756	$4,795

13. Income Taxes
The effective tax rate for the three months ended March 31, 2019 and 2018 was 120.8% and 26.7%, respectively. The effective tax rate for the three months ended March 31, 2019 includes a $2 million tax on the $18 million book loss from Market Exits resulting primarily from nondeductible currency write offs and basis differences. The effective tax rate for the three months ended March 31, 2019 and 2018 also includes a $2 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, as well as a $2 million and $3 million benefit, respectively, from the resolution of certain tax examinations.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 30% of our unrecognized tax benefits.
The Internal Revenue Service (IRS) examinations of our consolidated U.S. income tax returns for tax years prior to 2015 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2014 are closed to audit. Other significant jurisdictions include France (closed through 2014), Germany (closed through 2012) and the U.K. (except for an item under appeal, closed through 2016). We also have other less significant tax filings currently subject to examination.

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
In August 2018, the Company, certain of its directors, officers and several banks who served as underwriters, were named as defendants in City of Livonia Retiree Health and Disability Benefits Plan v. Pitney Bowes Inc. et al., a putative class action lawsuit filed in Connecticut state court. The complaint asserts claims under the Securities Act of 1933, as amended, on behalf of those who purchased notes issued by the Company in connection with a September 13, 2017 offering, alleging, among other things, that the Company failed to make certain disclosures relating to components of its third quarter 2017 performance at the time of the notes offering. The complaint seeks compensatory damages and other relief. In addition, in December 2018 and then in February 2018, certain of the Company’s officers and directors were named as defendants in two virtually identical derivative actions purportedly brought on behalf of the Company, Clem v. Lautenbach et al. and Devolin v. Lautenbach et al. These two actions, both filed by the same counsel in Connecticut state court, allege, among other

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

things, breaches of fiduciary duty relating to these same disclosures, and seek compensatory damages and other relief derivatively for the benefit of the Company. Although litigation outcomes are inherently unpredictable, we believe these matters are without merit and intend to defend them vigorously. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

15. Leased Assets and Liabilities
We lease real estate and equipment under operating and finance lease agreements. Our leases have terms of up to 15 years, some of which may include the option to extend the lease for up to 5 years. Information regarding our operating and financing leases are as follows:

Leases	Balance Sheet Location	March 31, 2019	December 31, 2018
Assets
Operating	Operating lease assets	$152,139	$156,788
Finance	Property, plant and equipment, net	11,536	10,683
Total leased assets		$163,675	$167,471

Liabilities
Operating	Current operating lease liabilities	$35,219	$37,208
	Noncurrent operating lease liabilities	124,873	127,237
Finance	Accounts payable and accrued liabilities	2,844	2,708
	Other noncurrent liabilities	7,651	7,054
Total lease liabilities		$170,587	$174,207

	Three Months Ended March 31,
Lease Cost	2019	2018
Operating lease expense	$12,091	$12,277
Finance lease expense
Amortization of leased assets	880	602
Interest on lease liabilities	172	118
Variable lease expense	5,864	5,142
Sublease income	(666)	(249)
Total expense	$18,341	$17,890

Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
Remaining for year ending December 31, 2019	$32,088	$2,643	$34,731
Year ending December 31, 2020	35,873	2,935	38,808
Year ending December 31, 2021	28,825	2,543	31,368
Year ending December 31, 2022	20,484	1,992	22,476
Year ending December 31, 2023	14,086	1,348	15,434
Thereafter	57,329	569	57,898
Total	188,685	12,030	200,715
Less: present value discount	28,593	1,535	30,128
Lease liability	$160,092	$10,495	$170,587

Operating leases exclude $2 million of minimum lease payments for leases signed but not yet commenced at March 31, 2019.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Lease Term and Discount Rate	March 31, 2019	December 31, 2018
Weighted-average remaining lease term
Operating leases	7.1 years	5.9 years
Finance leases	4.1 years	3.8 years
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	6.5%	6.2%

	Three Months Ended March 31,
Cash Flow Information	2019	2018
Operating cash outflows - operating leases	$11,797	$11,751
Operating cash outflows - finance leases	$172	$118
Financing cash outflows - finance leases	$745	$564

Leased assets obtained in exchange for new lease obligations
Operating leases	$8,153	$2,996
Finance leases	$1,673	$1,072
16. Stockholders’ Equity
Changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net loss	—	—	—	—	(2,659)	—	—	(2,659)
Other comprehensive loss	—	—	—	—	—	30,889	—	30,889
Dividends paid ($0.05 per common share)	—	—	—	—	(9,408)	—	—	(9,408)
Issuance of common stock	—	—	—	(18,925)	—	—	16,975	(1,950)
Conversion to common stock	—	(8)	—	(168)	—	—	176	—
Stock-based compensation expense	—	—	—	6,784	—	—	—	6,784
Repurchase of common stock	—	—	—	—	—	—	(39,142)	(39,142)
Balance at March 31, 2019	$1	$388	$323,338	$109,166	$5,267,615	$(918,072)	$(4,696,080)	$86,356

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2018	$1	$441	$323,338	$138,367	$5,078,494	$(794,478)	$(4,710,997)	$35,166
Cumulative effect of accounting change	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	59,970	—	—	59,970
Other comprehensive loss	—	—	—	—	—	19,877	—	19,877
Dividends paid ($0.1875 per common share)	—	—	—	—	(35,016)	—	—	(35,016)
Issuance of common stock	—	—	—	(21,607)	—	—	18,198	(3,409)
Conversion to common stock	—	(19)	—	(386)	—	—	405	—
Stock-based compensation expense	—	—	—	3,273	—	—	—	3,273
Balance at March 31, 2018	$1	$422	$323,338	$119,647	$5,091,241	$(774,601)	$(4,692,394)	$67,654

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

17. Accumulated Other Comprehensive Income
Reclassifications out of AOCI for the three months ended March 31, 2019 and 2018 were as follows:

	Amount Reclassified from AOCI (1)
	Three Months Ended March 31,
	2019	2018
Gains (losses) on cash flow hedges
Revenue	$111	$(3)
Cost of sales	16	(84)
Interest expense, net	—	(507)
Total before tax	127	(594)
Income tax provision (benefit)	32	(151)
Net of tax	$95	$(443)

Losses on available for sale securities
Interest expense, net	$(23)	$(24)
Income tax benefit	(6)	(6)
Net of tax	$(17)	$(18)

Pension and Postretirement Benefit Plans (2)
Transition credit	$2	$2
Prior service costs	(128)	(55)
Actuarial losses	(9,159)	(10,922)
Total before tax	(9,285)	(10,975)
Income tax benefit	(2,649)	(2,803)
Net of tax	$(6,636)	$(8,172)

(1)	Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

(2)	Reclassified from AOCI into other components of net pension and postretirement cost (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the three months ended March 31, 2019 and 2018 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income before reclassifications (a)	258	2,799	—	21,274	24,331
Reclassifications into earnings (1), (2)	(95)	17	6,636	—	6,558
Net other comprehensive income	163	2,816	6,636	21,274	30,889
Balance at March 31, 2019	$354	$(245)	$(839,825)	$(78,356)	$(918,072)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(46,869)	$(794,478)
Other comprehensive income (loss) before reclassifications (a)	43	(4,010)	—	15,211	11,244
Reclassifications into earnings (1), (2)	443	18	8,172	—	8,633
Net other comprehensive income (loss)	486	(3,992)	8,172	15,211	19,877
Balance at March 31, 2018	$80	$(2,395)	$(740,628)	$(31,658)	$(774,601)
(1)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(2)     See table above for additional details of these reclassifications.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements in this Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	changes in, or loss of, our contractual relationships with the U.S. Postal Service (USPS) or posts in other major markets

•	changes in postal regulations

•	competitive factors, including pricing pressures; technological developments and the introduction of new products and services by competitors

•	the United Kingdom's potential exit from the European Union (Brexit)

•	our success in developing and marketing new products and services and obtaining regulatory approvals, if required

•	changes in banking regulations or the loss of our Industrial Bank charter

•	changes in labor conditions and transportation costs

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates and interest rates

•	changes in global political conditions and international trade policies, including the imposition or expansion of trade tariffs

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyber-attack or other comparable event

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with outsource providers, including the costs of outsourcing functions and operations

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our success at managing customer credit risk

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in our Commerce Services group

•	intellectual property infringement claims

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies from tax audits and changes in tax laws, rulings or regulations

•	the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks

•	acts of nature

Overview
Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements. Accordingly, prior period financial results have been recast.
We continue our transformation to higher growth markets that align with our focus on reducing the complexity of mailing and shipping. Commerce Services was the largest contributor to revenue and accounted for 46% of total revenue compared to 43% at March 31, 2018.
In January 2019, we sold the direct operations and moved to a dealer model in six smaller markets within International Mailing (Market Exits). We recorded a pre-tax loss on the sale of $18 million, primarily due to the write-off of cumulative translation adjustments.
Financial Results Summary - Three Months Ended March 31:

	2019	2018	Change
Revenue	$868,402	$896,583	(3)%
Segment earnings before interest and taxes (EBIT)	$124,561	$166,397	(25)%
(Loss) income from continuing operations	$(1,429)	$51,483	>(100%)
Net (loss) income	$(2,659)	$59,970	>(100%)
Diluted (loss) earnings per share - continuing operations	$(0.01)	$0.27	>(100%)
Net cash provided by operations	$69,728	$69,629	—%

On a reported basis, revenue decreased 3% from the prior year period. Currency had a 1% unfavorable impact on revenue and Market Exits had an additional 1% unfavorable impact on revenue. On a reported basis, business services revenue increased 5% due to growth in Commerce Services, but all other revenue lines declined due to declines in our mailing business and lower software license revenue.
Commerce Services revenue grew 5%, driven primarily by growth of 8% in Global Ecommerce. Small and Medium Business (SMB) Solutions revenue declined 10%, with Market Exits and currency having a 2% and 1% unfavorable impact on revenue, respectively. Within SMB, North America Mailing declined 7% and International Mailing declined 20%. Market Exits and currency adversely impacted International Mailing revenue by 8% and 6%, respectively. Software Solutions revenue declined 4%.
Segment EBIT declined 25% from the prior year. Within Commerce Services, Global Ecommerce reported an EBIT loss of $15 million compared to a loss of $8 million in the prior year, driven by a shift in the mix of business to faster growing, lower margin services, investments in market growth opportunities and higher labor, transportation and postal costs. Presort EBIT declined 44% due to lower margins. SMB EBIT declined 15% due to the decline in revenue and a charge related to a SendPro C-Series tablet replacement program to address an underlying battery longevity issue. Software Solutions EBIT declined 32% due to the decline in revenue.
(Loss) income from continuing operations before taxes was adversely impacted in the quarter by a pre-tax loss of $18 million from the Market Exits, the decline in revenue and lower margins. Net (loss) income was also impacted by a 121% effective tax rate driven by a tax of $2 million on the book loss of $18 million from Market Exits resulting primarily from nondeductible currency write offs and basis differences.

Outlook
We expect revenue to grow as we transform our portfolio to higher growth businesses. Within Global Ecommerce, we expect revenue growth from the expansion of our domestic parcel and fulfillment business, growth in domestic shipping solutions and cross sale opportunities of our cross-border products. Higher volumes of bound and packet mail are expected to generate revenue growth at Presort Services.
In SMB Solutions, we expect continued declines in revenue due to lower mail volumes and lower lease opportunities. However, we expect the magnitude of the decline to be mitigated by the continued success of our SendPro C-Series product in North America and planned launches in several international markets and the introduction of new services and products. We began offering expanded third-party equipment finance offerings to our existing SMB client base in the United States. Under this program, in addition to leasing options for our mailing equipment products, we will offer financing alternatives to our clients to lease other manufacturers' equipment to meet their business needs. We expect that cash flows will be negatively impacted during the year as we invest in the origination of third-party equipment leases and build a finance receivable portfolio.
.

Within Software Solutions, revenue growth will be driven by a combination of sales opportunities from our indirect channel, software and data license deals, SaaS revenue and maintenance revenue.
We expect continued progress in our efforts to improve productivity and reduce spend. Over the last five years, we have transformed to a more digital operating model and have reduced our cost structure. In 2017, we announced our intention to reduce gross spend by $200 million over a 24-month period. We achieved over $150 million of this target in 2018 and expect to recognize the remainder in 2019. A large portion of these gross savings has been, and will continue to be, reinvested in the business, particularly in Commerce Services and our third-party equipment financing initiative.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended March 31,
	2019	2018	Actual % change	Constant currency % change
Equipment sales	$89,787	$106,708	(16)%	(14)%
Supplies	50,953	59,993	(15)%	(13)%
Software	73,318	76,294	(4)%	(2)%
Rentals	22,157	24,965	(11)%	(9)%
Financing	97,043	100,349	(3)%	(2)%
Support services	128,621	140,650	(9)%	(7)%
Business services	406,523	387,624	5%	5%
Total revenue	$868,402	$896,583	(3)%	(2)%

	Three Months Ended March 31,
			Percentage of Revenue
	2019	2018	2019	2018
Cost of equipment sales	$63,665	$62,469	70.9%	58.5%
Cost of supplies	13,550	16,947	26.6%	28.2%
Cost of software	23,383	24,129	31.9%	31.6%
Cost of rentals	9,715	12,748	43.8%	51.1%
Financing interest expense	11,364	11,064	11.7%	11.0%
Cost of support services	41,779	46,065	32.5%	32.8%
Cost of business services	327,046	294,379	80.4%	75.9%
Total cost of revenue	$490,502	$467,801	56.5%	52.2%
Revenue - 2019 compared to 2018
In this revenue discussion, we may refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates since the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.
Equipment sales revenue decreased 16% as reported and 14% at constant currency. Lower equipment sales in North America Mailing accounted for 11% of the decrease primarily due to lower sales of our bottom-of-the-line and high-end products partially offset by higher sales of the SendPro C-series products. International Mailing equipment sales accounted for 3% of the decline mainly due to Market Exits.
Supplies revenue decreased 15% as reported and 13% at constant currency, primarily due to a worldwide decline in our mailing business.

Software revenue decreased 4% as reported and 2% at constant currency, primarily due to lower license revenue, as the prior year period benefited from a large Location Intelligence deal, partially offset by higher data updates, SaaS and services revenue.
Rentals revenue declined 11% as reported and 9% at constant currency primarily due to a worldwide decline in our meter population.
Financing revenue decreased 3% as reported and 2% at constant currency, primarily due to lower fees and the impact of Market Exits.
Support services revenue decreased 9% as reported and 7% at constant currency primarily due to a worldwide decline in our meter population.
Business services revenue increased 5% primarily due to growth in parcel and shipping solutions volumes partially offset by lower cross border volumes.

Cost of Revenue - 2019 compared to 2018
Cost of revenue as a percent of revenue increased to 56.5% from 52.2%. Cost of equipment sales as a percent of equipment revenue increased to 70.9% from 58.5% primarily due to a charge related to a SendPro C-Series tablet replacement program to address an underlying battery longevity issue. Costs of business services as a percent of business services revenue increased to 80.4% from 75.9%, primarily due to higher labor, transportation and postal costs.
Financing interest expense as a percent of financing revenue increased to 11.7% from 11.0% primarily due to higher effective interest rates. We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables.

Selling, general and administrative (SG&A)
SG&A expense of $301 million was flat compared to the prior year, primarily due to lower employee-related costs of $6 million, partially offset by higher bad debt expense of $4 million.

Research and development (R&D)
R&D expense decreased 11% to $22 million in the quarter, primarily due to lower spending in Commerce Services and SMB Solutions.

Other expense
Other expense represents the loss on Market Exits.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
Discontinued operations includes our Production Mail Business. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Business Segment Results

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
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services, supplies and other applications for small and medium businesses to efficiently create mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
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

Segment information for the three months ended March 31, 2019 and 2018 is presented below:

	Revenue
	Three Months Ended March 31,
	2019	2018	Actual % change	Constant currency % change
Global Ecommerce	$266,254	$246,590	8%	9%
Presort Services	134,847	134,458	—%	—%
Commerce Services	401,101	381,048	5%	6%
North America Mailing	315,474	340,811	(7)%	(7)%
International Mailing	78,509	98,430	(20)%	(14)%
SMB Solutions	393,983	439,241	(10)%	(9)%
Software Solutions	73,318	76,294	(4)%	(2)%
Total	$868,402	$896,583	(3)%	(2)%

	EBIT
	Three Months Ended March 31,
	2019	2018	% change
Global Ecommerce	$(14,600)	$(7,711)	(89)%
Presort Services	15,066	27,026	(44)%
Commerce Services	466	19,315	(98)%
North America Mailing	110,613	128,568	(14)%
International Mailing	11,790	16,022	(26)%
SMB Solutions	122,403	144,590	(15)%
Software Solutions	1,692	2,492	(32)%
Total Segment EBIT	$124,561	$166,397	(25)%

	EBITDA
	Three Months Ended March 31,
	2019	2018	% change
Global Ecommerce	$1,858	$6,719	(72)%
Presort Services	21,986	33,188	(34)%
Commerce Services	23,844	39,907	(40)%
North America Mailing	117,053	136,067	(14)%
International Mailing	14,208	19,632	(28)%
SMB Solutions	131,261	155,699	(16)%
Software Solutions	4,172	4,736	(12)%
Total Segment EBITDA	159,277	200,342	(20)%
Less: Segment depreciation and amortization	(34,716)	(33,945)	(2)%
Total Segment EBIT	$124,561	$166,397	(25)%

Global Ecommerce
Global Ecommerce revenue increased 8% as reported and 9% at constant currency primarily due to growth in domestic parcel and shipping solutions volumes, partially offset by lower cross border volumes. EBIT for the quarter was a loss of $15 million compared to a loss of $8 million in the prior year. The higher loss was primarily driven by a shift in the mix of business to faster growing, lower margin services, investments in market growth opportunities, including marketing programs and new facilities, and higher labor costs. Additionally, EBIT was impacted by higher postal costs due to a temporary delay in the approval of our Negotiated Service Agreement (NSA) with the USPS. The NSA has subsequently been approved.

Presort Services
Presort Services revenue was flat compared to the prior year, as higher volumes of mail processed were offset by lower revenue per piece.
EBIT decreased 44% in the quarter primarily due to:

•	13% from higher labor and transportation costs;

•	13% from increased bad debt expense and billing adjustments;

•	7% due to lower revenue per piece, driven by a shift in business to higher volume, lower margin clients;

•	5% from higher consulting fees; and

•	2% from the write-off of obsolete inventory.

North America Mailing
North America Mailing revenue decreased 7% in the quarter primarily due to:

•	3% from lower equipment sales primarily due to lower sales of our bottom-of-the-line and high-end products partially offset by higher sales of the SendPro C-series products.; and

•	2% from lower support services, 1% from supplies and 1% from rentals, all due to a declining meter population.
EBIT decreased 14% in the quarter primarily due to a charge related to a SendPro C-Series tablet replacement program to address an underlying battery longevity issue.

International Mailing
International Mailing revenue decreased 20% as reported and 14% at constant currency primarily due to:

•	8% from Market Exits, and

•	2% from lower supplies, 1% from lower support services and 1% from lower business services due to a declining meter population.
EBIT decreased 26% in the quarter primarily due to the decline in revenue, partially offset by lower costs due to cost savings initiatives.

Software Solutions
Software revenue decreased 4% as reported and 2% at constant currency primarily due to:

•	6% from lower license revenue as the prior year benefited from a large license deal; partially offset by

•	4% from higher data updates, SaaS and services revenue.
EBIT declined 32% primarily due to the decline in revenue, partially offset by lower costs.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $904 million at March 31, 2019 and $927 million at December 31, 2018. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.
Cash and cash equivalents held by our foreign subsidiaries were $189 million at March 31, 2019 and December 31, 2018, and are generally used to support the liquidity needs of these subsidiaries.
Cash Flow Summary
Changes in cash and cash equivalents for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018	Change
Net cash provided by operating activities	$69,728	$69,629	$99
Net cash used in investing activities	(34,887)	(25,199)	(9,688)
Net cash used in financing activities	(63,992)	(340,317)	276,325
Effect of exchange rate changes on cash and cash equivalents	794	6,741	(5,947)
Change in cash and cash equivalents	$(28,357)	$(289,146)	$260,789
Operating Activities
Cash provided by operating activities was flat compared to the prior year period. However, cash flows from continuing operations increased $29 million primarily due to collections of accounts and finance receivables and the timing of accounts payable and accrued liability payments, partially offset by lower net income and other working capital changes. Cash flows from discontinued operations declined $28 million as we sold a majority of the Production Mail Business in July 2018.

Investing Activities
Cash used in investing activities in the first quarter of 2019 was $35 million, consisting primarily of capital expenditures of $29 million and a decline in reserve account balances of $23 million partially offset by proceeds of $30 million from investment activities. Cash used in investing activities in the first quarter of 2018 was $25 million, consisting primarily of capital expenditures of $29 million partially offset by an increase in reserve account deposits of $7 million.

Financing Activities
In the first quarter of 2019, cash used in financing activities included $39 million to repurchase 5.6 million shares of common stock, $9 million of dividends and $13 million to repay term loan debt.
In the first quarter of 2018, cash was used to repay $255 million of debt and pay dividends of $35 million. Cash used in financing activities was also impacted by the settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany transfer at year end.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a committed credit facility of $1 billion that expires in January 2021. As of March 31, 2019, we have not drawn upon the credit facility.
On April 17, 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result, the coupon rate on $1.7 billion principal amount of our notes will increase by 0.25% effective at the next interest payment date for each security.

Dividends and Share Repurchases
In February 2019, our Board of Directors authorized an incremental $100 million share repurchase, raising our authorization level to $121 million. During the quarter, we repurchased 5.6 million shares at an aggregate cost of $39 million. At March 31, 2019, we have remaining authorization to repurchase up to $82 million of our common shares. Also, during the quarter, we paid dividends of $9 million.

Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
On April 22, 2019, we called for the redemption on June 18, 2019 of all of the outstanding shares of 4% Convertible Cumulative Preferred Stock (Preferred Stock) and $2.12 Convertible Preference Stock (Preference Stock). The Preferred Stock and Preference Stock may be redeemed for $50 or $28 per share, respectively, plus any accrued and unpaid dividends, or in lieu of redemption, may be converted into common stock. The redemption of these shares will not have a material impact on our financial statements.

Off-Balance Sheet Arrangements
At March 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Goodwill
Based on the year-to-date operating results of our Global Ecommerce reporting unit, we performed a goodwill impairment test to assess the adequacy of the carrying value of goodwill. As a result of our test, we determined that the estimated fair value of the reporting unit exceeded its carrying value by less than 20%. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. By their nature, projections are uncertain. Potential events and circumstances, such as declining revenue, loss of client contracts and inability to acquire new clients could have an adverse effect on our assumptions.
The goodwill balance related to the Global Ecommerce reporting unit at March 31, 2019 was $609 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future.

Property, Plant and Equipment, net
Included in property, plant and equipment, net is $37 million of capitalized software related to the development of a new enterprise resource planning (ERP) system in certain of our international markets. In connection with recent market exits in six international markets and transition to higher growth markets, we are currently reviewing our international infrastructure, including ERP system scope and implementation plans. Given the time period required to successfully implement a large scale ERP, as well as potential changes to our infrastructure, it is possible that infrastructure changes could necessitate a reduced implementation footprint.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2018 Annual Report.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2018 Annual Report.

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
Under the direction of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2019.
Effective January 1, 2019, we adopted the new lease accounting standard. Although the adoption of this standard did not have a material impact on our results of operations or cash flows for the three months ended March 31, 2019 and 2018, we did implement changes to our internal controls related to the adoption of the new lease accounting standard. In addition, we implemented a new information technology application to calculate ROU assets and lease liabilities for our leases. There were no other changes to our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2018 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. In February 2019, the Board of Directors authorized an additional $100 million share repurchase giving us the ability to repurchase up to $121 million of our shares.
The following table provides information about purchases of our common stock during the three months ended March 31, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
January 1, 2019 - January 31, 2019	—	—	—	$21,022
February 1, 2019 - February 28, 2019	2,148,385	$7.13	2,148,385	$105,700
March 1, 2019 - March 31, 2019	3,492,949	$6.82	3,492,949	$81,880
	5,641,334	$6.95	5,641,334

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(c)	Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2011)	3(c)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to Form 8-K filed with the Commission on May 15, 2013)	3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

PITNEY BOWES INC.

Date:	May 3, 2019

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)