Form 10-Q
period 2019-06-30
PITNEY BOWES INC /DE/
filed 2019-08-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-03579
PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

State of incorporation:	Delaware	I.R.S. Employer Identification No.	06-0495050

Address:	3001 Summer Street,		Stamford,	Connecticut	06926
Telephone Number:	(203)	356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	PBI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2019, 170,900,031 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Equipment sales	$85,551	$93,811	$175,338	$200,519
Supplies	46,490	55,457	97,443	115,450
Software	72,206	91,703	145,524	167,997
Rentals	18,445	19,454	40,602	44,419
Financing	92,419	97,129	189,462	197,478
Support services	127,683	138,598	256,304	279,248
Business services	417,985	369,088	824,508	756,712
Total revenue	860,779	865,240	1,729,181	1,761,823
Costs and expenses:
Cost of equipment sales	58,570	58,948	122,235	121,417
Cost of supplies	11,758	15,738	25,308	32,685
Cost of software	23,419	26,957	46,802	51,086
Cost of rentals	8,418	8,464	18,133	21,212
Financing interest expense	11,043	11,194	22,407	22,258
Cost of support services	40,448	42,306	82,227	88,371
Cost of business services	337,918	290,567	664,964	584,946
Selling, general and administrative	278,545	289,427	579,527	592,237
Research and development	22,630	23,574	44,404	48,069
Restructuring charges and asset impairments, net	7,279	11,503	10,877	12,407
Interest expense, net	28,019	30,775	55,621	62,789
Other components of net pension and postretirement cost	(1,618)	(2,499)	(2,256)	(4,218)
Other (income) expense	(27)	—	17,683	—
Total costs and expenses	826,402	806,954	1,687,932	1,633,259
Income from continuing operations before taxes	34,377	58,286	41,249	128,564
Provision for income taxes	4,099	7,899	12,400	26,694
Income from continuing operations	30,278	50,387	28,849	101,870
(Loss) income from discontinued operations, net of tax	(6,581)	1,208	(7,811)	9,695
Net income	$23,697	$51,595	$21,038	$111,565
Basic earnings (loss) per share (1):
Continuing operations	$0.17	$0.27	$0.16	$0.54
Discontinued operations	(0.04)	0.01	(0.04)	0.05
Net income	$0.13	$0.28	$0.12	$0.60
Diluted earnings (loss) per share (1):
Continuing operations	$0.17	$0.27	$0.16	$0.54
Discontinued operations	(0.04)	0.01	(0.04)	0.05
Net income	$0.13	$0.27	$0.12	$0.59

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$23,697	$51,595	$21,038	$111,565
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $(1,347) and $(423) in 2019, respectively	104	(42,942)	21,378	(27,859)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(80), $(78), $(24) and $154, respectively	(234)	(235)	(71)	251
Net unrealized gain (loss) on investment securities, net of tax of $1,100, $(447), $2,064 and $(1,813), respectively	3,213	(1,305)	6,029	(5,296)
Amortization of pension and postretirement costs, net of tax benefits of $2,124, $2,564, $4,773 and $5,368, respectively	7,311	7,868	13,947	16,040
Other comprehensive income (loss), net of tax	10,394	(36,614)	41,283	(16,864)
Comprehensive income	$34,091	$14,981	$62,321	$94,701

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$771,042	$867,262
Short-term investments	59,516	59,391
Accounts and other receivables (net of allowance of $19,804 and $17,617, respectively)	419,776	456,138
Short-term finance receivables (net of allowance of $12,537 and $12,454, respectively)	682,828	752,773
Inventories	73,347	62,279
Current income taxes	22,474	5,947
Other current assets and prepayments	132,878	100,625
Assets of discontinued operations	—	4,854
Total current assets	2,161,861	2,309,269
Property, plant and equipment, net	416,512	410,114
Rental property and equipment, net	36,917	46,228
Long-term finance receivables (net of allowance of $8,180 and $7,768 respectively)	554,075	536,369
Goodwill	1,754,610	1,766,511
Intangible assets, net	212,596	227,137
Operating lease assets	180,983	156,788
Noncurrent income taxes	63,013	66,326
Other assets	377,420	419,677
Total assets	$5,757,987	$5,938,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,295,712	$1,390,362
Current operating lease liabilities	34,612	37,208
Current portion of long-term debt	214,927	199,535
Advance billings	211,061	229,379
Current income taxes	6,011	15,284
Liabilities of discontinued operations	—	3,276
Total current liabilities	1,762,323	1,875,044
Long-term debt	3,029,246	3,066,073
Deferred taxes on income	264,191	254,353
Tax uncertainties and other income tax liabilities	45,586	39,548
Noncurrent operating lease liabilities	154,648	127,237
Other noncurrent liabilities	449,021	474,322
Total liabilities	5,705,015	5,836,577

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	—	1
Cumulative preference stock, no par value, $2.12 convertible	—	396
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	105,341	121,475
Retained earnings	5,282,374	5,279,682
Accumulated other comprehensive loss	(907,678)	(948,961)
Treasury stock, at cost (152,393,129 and 135,662,830 shares, respectively)	(4,750,403)	(4,674,089)
Total stockholders’ equity	52,972	101,842
Total liabilities and stockholders’ equity	$5,757,987	$5,938,419
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$21,038	$111,565
Loss (income) from discontinued operations, net of tax	7,811	(9,695)
Restructuring payments	(14,283)	(27,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,813	80,335
Stock-based compensation	9,165	9,153
Restructuring charges and asset impairments, net	10,877	12,407
Loss on disposition of businesses	17,683	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	51,721	9,907
Decrease in finance receivables	41,744	43,249
Increase in inventories	(10,881)	(3,441)
Increase in other current assets and prepayments	(35,325)	(23,657)
Decrease in accounts payable and accrued liabilities	(74,868)	(54,616)
Increase in current and non-current income taxes	733	8,539
Decrease in advance billings	(12,711)	(18,598)
Other, net	(1,854)	(24,899)
Net cash provided by operating activities - continuing operations	93,663	112,721
Net cash (used in) provided by operating activities - discontinued operations	(6,881)	41,772
Net cash provided by operating activities	86,782	154,493
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,391)	(48,303)
Proceeds from sales/maturities of available-for-sale securities	54,964	36,157
Net activity from short-term and other investments	(1,608)	10,959
Capital expenditures	(61,327)	(79,481)
Acquisitions, net of cash acquired	(4,882)	(2,407)
Change in reserve account deposits	(8,316)	5,959
Other investing activities	(8,591)	(2,500)
Net cash used in investing activities - continuing operations	(36,151)	(79,616)
Net cash used in investing activities - discontinued operations	—	(1,169)
Net cash used in investing activities	(36,151)	(80,785)
Cash flows from financing activities:
Principal payments of long-term debt	(25,087)	(260,099)
Dividends paid to stockholders	(18,346)	(70,113)
Common stock repurchases	(100,000)	—
Other financing activities	(3,337)	(49,606)
Net cash used in financing activities	(146,770)	(379,818)
Effect of exchange rate changes on cash and cash equivalents	(81)	(13,041)
Change in cash and cash equivalents	(96,220)	(319,151)
Cash and cash equivalents at beginning of period	867,262	1,009,021
Cash and cash equivalents at end of period	$771,042	$689,870
Cash interest paid	$78,280	$89,339
Cash income tax payments, net of refunds	$17,348	$19,244

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
Based on their nature, we determined that certain costs previously classified as research and development and cost of business services should be classified in other line items within costs and expenses. Accordingly, the income statement for the three months ended June 30, 2018 has been revised to correct the classification of these costs by reducing research and development expense and cost of business services by $7 million and $3 million, respectively, and increasing selling, general and administrative expense and cost of equipment sales by $7 million and $3 million, respectively. The income statement for the six months ended June 30, 2018 has been revised to correct the classification of these costs by reducing research and development expense and cost of business services by $13 million and $5 million, respectively, and increasing selling, general and administrative expense and cost of equipment sales by $13 million and $5 million, respectively.
The classification of certain costs of revenue recognized in the prior year have been revised to correct and conform to the current year presentation. As a result, in the income statement for the three months ended June 30, 2018, we reduced cost of equipment sales by $1 million and cost of rentals by $1 million, and increased cost of support services by $2 million. In the income statement for the six months ended June 30, 2018, we reduced cost of equipment sales by $3 million and cost of rentals by $2 million, and increased cost of support services by $5 million.
In January 2019, we sold the direct operations and moved to a dealer model in six smaller markets within the International Mailing segment (Market Exits) and recognized a pre-tax loss of $18 million in other (income) expense.
The December 31, 2018 balance sheet has been revised to reduce short-term finance receivables and advance billings by $6 million.
Accounts and other receivables includes other receivables of $101 million at June 30, 2019 and $76 million at December 31, 2018.
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
From a lessor perspective, the standard simplifies the accounting for lease modifications and aligns accounting of lease contracts with revenue recognition guidance. We continue to classify leases as sales-type or operating, with the determination affecting both the pattern and classification of income recognition. There have been changes in the timing and classification of revenue related to contract modifications. There also have been changes related to the definition of a leased asset, which requires us to account for two lease components as a single lease component. Under prior guidance, one of the components was generally accounted for as a sales-type lease

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

and the second as an operating lease. Under ASC 842, the two components are generally accounted for as a sales-type lease. As a result, certain income and costs are now accelerated that were previously recognized over the life of the lease.
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

Financing: We provide lease financing for our products primarily through sales-type leases. We also provide revolving lines of credit for the purchase of postage and supplies. We believe that our sales-type lease portfolio contains only normal collection risk. We record financing income over the lease term using the effective interest method. Financing also includes amounts related to sales-type leases that customers have extended or renewed for an additional term. Revenue for those contracts will be recognized over the term of the modified lease as financing income using the interest method.
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

Business services: Business services revenue includes revenue from mail processing services and ecommerce solutions. These services represent a series of distinct services that are similar in nature, and revenue is recognized as the services are provided. We review third party relationships and record revenue on a gross basis when we act as a principal in a transaction or net basis when we act as an agent between a client and vendor. We consider several factors in determining whether we are acting as principal or agent, such as whether we are the primary obligor to the client, have control over the pricing or have inventory risk.

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
Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a current expected credit loss model, which requires companies to measure expected credit losses for all financial instruments held at the reporting date based on historical experience, current conditions and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective beginning January 1, 2020. We have completed the scoping of financial assets that will be impacted by the standard and are in the process of developing models to measure expected credit losses. We are continuing to assess the impact this standard will have on our consolidated financial statements.
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by major source and timing of recognition:

	Three Months Ended June 30, 2019
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$7,882	$11,502	$—	$19,384	$66,167	$85,551
Supplies	—	—	32,461	14,029	—	46,490	—	46,490
Software	—	—	—	—	72,206	72,206	—	72,206
Rentals	—	—	—	—	—	—	18,445	18,445
Financing	—	—	—	—	—	—	92,419	92,419
Support services	—	(22)	108,851	18,854	—	127,683	—	127,683
Business services	282,319	128,160	6,517	989	—	417,985	—	417,985
Subtotal	282,319	128,138	155,711	45,374	72,206	683,748	$177,031	$860,779

Revenue from leasing transactions and financing
Equipment sales	—	—	54,191	11,976	—	66,167
Rentals	—	—	13,540	4,905	—	18,445
Financing	—	—	79,975	12,444	—	92,419
Total revenue	$282,319	$128,138	$303,417	$74,699	$72,206	$860,779

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$40,343	$25,531	$20,470	$86,344
Products/services transferred over time	282,319	128,138	115,368	19,843	51,736	597,404
Total	$282,319	$128,138	$155,711	$45,374	$72,206	$683,748

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Three Months Ended June 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$10,566	$11,278	$—	$21,844	$71,967	$93,811
Supplies	—	—	36,271	19,186	—	55,457	—	55,457
Software	—	—	—	—	91,703	91,703	—	91,703
Rentals	—	—	—	—	—	—	19,454	19,454
Financing	—	—	—	—	—	—	97,129	97,129
Support services	—	—	113,977	24,621	—	138,598	—	138,598
Business services	239,100	122,730	5,664	1,594	—	369,088	—	369,088
Subtotal	239,100	122,730	166,478	56,679	91,703	676,690	$188,550	$865,240

Revenue from leasing transactions and financing
Equipment sales	—	—	55,957	16,010	—	71,967
Rentals	—	—	14,339	5,115	—	19,454
Financing	—	—	82,127	15,002	—	97,129
Total revenue	$239,100	$122,730	$318,901	$92,806	$91,703	$865,240

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$46,837	$30,464	$40,020	$117,321
Products/services transferred over time	239,100	122,730	119,641	26,215	51,683	559,369
Total	$239,100	$122,730	$166,478	$56,679	$91,703	$676,690

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2019
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$17,097	$23,580	$—	$40,677	$134,661	$175,338
Supplies	—	—	67,563	29,880	—	97,443	—	97,443
Software	—	—	—	—	145,524	145,524	—	145,524
Rentals	—	—	—	—	—	—	40,602	40,602
Financing	—	—	—	—	—	—	189,462	189,462
Support services	—	—	216,562	39,742	—	256,304	—	256,304
Business services	548,573	262,985	11,035	1,915	—	824,508	—	824,508
Subtotal	548,573	262,985	312,257	95,117	145,524	1,364,456	$364,725	$1,729,181

Revenue from leasing transactions and financing
Equipment sales	—	—	112,086	22,575	—	134,661
Rentals	—	—	30,819	9,783	—	40,602
Financing	—	—	163,729	25,733	—	189,462
Total revenue	$548,573	$262,985	$618,891	$153,208	$145,524	$1,729,181

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$84,660	$53,460	$41,442	$179,562
Products/services transferred over time	548,573	262,985	227,597	41,657	104,082	1,184,894
Total	$548,573	$262,985	$312,257	$95,117	$145,524	$1,364,456

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2018
	Global Ecommerce	Presort Services	North America Mailing	International Mailing	Software Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$20,981	$23,074	$—	$44,055	$156,464	$200,519
Supplies	—	—	75,223	40,227	—	115,450	—	115,450
Software	—	—	—	—	167,997	167,997	—	167,997
Rentals	—	—	—	—	—	—	44,419	44,419
Financing	—	—	—	—	—	—	197,478	197,478
Support services	—	—	227,690	51,558	—	279,248	—	279,248
Business services	485,690	257,188	10,553	3,281	—	756,712	—	756,712
Subtotal	485,690	257,188	334,447	118,140	167,997	1,363,462	$398,361	$1,761,823

Revenue from leasing transactions and financing
Equipment sales	—	—	124,429	32,035	—	156,464
Rentals	—	—	33,851	10,568	—	44,419
Financing	—	—	166,985	30,493	—	197,478
Total revenue	$485,690	$257,188	$659,712	$191,236	$167,997	$1,761,823

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$96,204	$63,301	$65,021	$224,526
Products/services transferred over time	485,690	257,188	238,243	54,839	102,976	1,138,936
Total	$485,690	$257,188	$334,447	$118,140	$167,997	$1,363,462

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
Revenue from leasing transactions and financing includes revenue from equipment accounted for as sales-type leases, finance income and late fees.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Contract Assets and Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2019	December 31, 2018	Increase (Decrease)
Contracts assets, current	Other current assets and prepayments	$17,050	$16,115	$935
Contracts assets, noncurrent	Other assets	$10,050	$13,092	$(3,042)
Advance billings, current	Advance billings	$200,224	$215,790	$(15,566)
Advance billings, noncurrent	Other noncurrent liabilities	$12,832	$12,778	$54
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
The net decrease in advance billings at June 30, 2019 is due to revenue recognized during the period in excess of advance billings. Revenue recognized during the period includes $109 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2019	2020	2021-2024	Total
North America Mailing(1)	$133,984	$231,394	$338,435	$703,813
International Mailing(1)	15,799	21,938	27,583	65,320
Software Solutions(2)	34,805	57,111	33,295	125,211
Total	$184,588	$310,443	$399,313	$894,344
(1) Revenue streams bundled with our leasing contracts, primarily maintenance, meter services and other subscription services.
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
3. Segment Information
The principal products and services of each reportable segment are as follows:
Commerce Services:
Global Ecommerce: Includes the revenue and related expenses from global cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.
Small & Medium Business (SMB) Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services, supplies and other applications for small and medium businesses to help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services and supplies for small and medium businesses to help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Software Solutions:
Includes the revenue and related expenses from customer engagement, customer information, location intelligence software and data.
Management uses segment earnings before interest and taxes (EBIT) to measure profitability and performance at the segment level and believes that it provides investors a useful measure of operating performance and underlying trends of the business. We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items not allocated to a particular business segment. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income.
Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Global Ecommerce	$282,319	$239,100	$548,573	$485,690
Presort Services	128,138	122,730	262,985	257,188
Commerce Services	410,457	361,830	811,558	742,878
North America Mailing	303,417	318,901	618,891	659,712
International Mailing	74,699	92,806	153,208	191,236
SMB Solutions	378,116	411,707	772,099	850,948
Software Solutions	72,206	91,703	145,524	167,997
Total revenue	$860,779	$865,240	$1,729,181	$1,761,823

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Global Ecommerce	$(15,576)	$(5,993)	$(30,176)	$(13,704)
Presort Services	15,462	12,565	30,528	39,591
Commerce Services	(114)	6,572	352	25,887
North America Mailing	112,804	120,139	223,417	248,707
International Mailing	11,934	13,091	23,724	29,113
SMB Solutions	124,738	133,230	247,141	277,820
Software Solutions	2,002	18,433	3,694	20,925
Total segment EBIT	126,626	158,235	251,187	324,632
Reconciliation of Segment EBIT to net income:
Unallocated corporate expenses	(43,785)	(46,477)	(99,474)	(97,559)
Restructuring charges and asset impairments, net	(7,279)	(11,503)	(10,877)	(12,407)
Interest, net	(39,062)	(41,969)	(78,028)	(85,047)
Other income (expense)	27	—	(17,683)	—
Transaction costs	(2,150)	—	(3,876)	(1,055)
Provision for income taxes	(4,099)	(7,899)	(12,400)	(26,694)
Income from continuing operations	30,278	50,387	28,849	101,870
(Loss) income from discontinued operations, net of tax	(6,581)	1,208	(7,811)	9,695
Net income	$23,697	$51,595	$21,038	$111,565

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
Discontinued operations includes our Document Messaging Technology production mail business and supporting software that was sold in July 2018. Selected financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$89,201	$—	$191,435

Earnings (loss) from discontinued operations	$—	$8,278	$(663)	$21,620
Loss on sale	(8,589)	(7,238)	(9,257)	(8,777)
(Loss) income from discontinued operations before taxes	(8,589)	1,040	(9,920)	12,843
Tax (benefit) provision	(2,008)	(168)	(2,109)	3,148
(Loss) income from discontinued operations, net of tax	$(6,581)	$1,208	$(7,811)	$9,695

5. Earnings per Share (EPS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$30,278	$50,387	$28,849	$101,870
(Loss) income from discontinued operations, net of tax	(6,581)	1,208	(7,811)	9,695
Net income (numerator for diluted EPS)	23,697	51,595	21,038	111,565
Less: Preference stock dividend	—	8	8	16
Income attributable to common stockholders (numerator for basic EPS)	$23,697	$51,587	$21,030	$111,549
Denominator:
Weighted-average shares used in basic EPS	177,192	187,180	181,446	187,004
Dilutive effect of common stock equivalents	1,089	934	1,192	1,053
Weighted-average shares used in diluted EPS	178,281	188,114	182,638	188,057
Basic earnings (loss) per share (1):
Continuing operations	$0.17	$0.27	$0.16	$0.54
Discontinued operations	(0.04)	0.01	(0.04)	0.05
Net income	$0.13	$0.28	$0.12	$0.60
Diluted earnings (loss) per share (1):
Continuing operations	$0.17	$0.27	$0.16	$0.54
Discontinued operations	(0.04)	0.01	(0.04)	0.05
Net income	$0.13	$0.27	$0.12	$0.59

Anti-dilutive options excluded from diluted earnings per share:	16,297	12,453	16,077	11,959

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$13,740	$8,231
Supplies and service parts	23,701	21,841
Finished products	40,389	36,690
Inventory at FIFO cost	77,830	66,762
Excess of FIFO cost over LIFO cost	(4,483)	(4,483)
Total inventory, net	$73,347	$62,279

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
Finance receivables at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,081,063	$197,145	$1,278,208	$1,110,896	$242,036	$1,352,932
Unguaranteed residual values	45,279	11,676	56,955	52,637	12,772	65,409
Unearned income	(349,996)	(47,367)	(397,363)	(383,453)	(55,113)	(438,566)
Allowance for credit losses	(11,322)	(2,262)	(13,584)	(10,252)	(2,356)	(12,608)
Net investment in sales-type lease receivables	765,024	159,192	924,216	769,828	197,339	967,167
Loan receivables
Loan receivables	289,694	30,126	319,820	300,319	29,270	329,589
Allowance for credit losses	(6,374)	(759)	(7,133)	(6,777)	(837)	(7,614)
Net investment in loan receivables	283,320	29,367	312,687	293,542	28,433	321,975
Net investment in finance receivables	$1,048,344	$188,559	$1,236,903	$1,063,370	$225,772	$1,289,142

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Loans receivable are due within one year. Maturities of gross sales-type lease finance receivables at June 30, 2019 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
Remaining for year ending December 31, 2019	$381,156	$39,908	$421,064
Year ending December 31, 2020	298,935	56,712	355,647
Year ending December 31, 2021	209,673	44,544	254,217
Year ending December 31, 2022	125,705	29,828	155,533
Year ending December 31, 2023	57,256	16,823	74,079
Thereafter	8,338	9,330	17,668
Total	$1,081,063	$197,145	$1,278,208

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
We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. As of June 30, 2019, we believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.
Activity in the allowance for credit losses for the six months ended June 30, 2019 and 2018 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,252	$2,356	$6,777	$837	$20,222
Amounts charged to expense	3,660	455	2,329	315	6,759
Write-offs and other	(2,590)	(549)	(2,732)	(393)	(6,264)
Balance at June 30, 2019	$11,322	$2,262	$6,374	$759	$20,717

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	5,946	545	3,506	250	10,247
Write-offs and other	(2,538)	(933)	(3,735)	(330)	(7,536)
Balance at June 30, 2018	$11,129	$2,406	$6,869	$940	$21,344

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Aging of Receivables
The aging of gross finance receivables at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,051,352	$192,135	$283,809	$29,866	$1,557,162
> 90 days	29,711	5,010	5,885	260	40,866
Total	$1,081,063	$197,145	$289,694	$30,126	$1,598,028
Past due amounts > 90 days
Still accruing interest	$6,467	$1,410	$1,932	$116	$9,925
Not accruing interest	23,244	3,600	3,953	144	30,941
Total	$29,711	$5,010	$5,885	$260	$40,866

	December 31, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,069,288	$238,114	$294,126	$29,079	$1,630,607
> 90 days	41,608	3,922	6,193	191	51,914
Total	$1,110,896	$242,036	$300,319	$29,270	$1,682,521
Past due amounts > 90 days
Still accruing interest	$7,917	$1,111	$1,769	$72	$10,869
Not accruing interest	33,691	2,811	4,424	119	41,045
Total	$41,608	$3,922	$6,193	$191	$51,914

Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of an automated credit score, where available, and a detailed manual review of the client's financial condition and, when applicable, payment history. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes are in place to track that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process, and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at June 30, 2019 and December 31, 2018 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	June 30, 2019	December 31, 2018
Sales-type lease receivables
Low	$893,068	$922,414
Medium	131,312	131,650
High	20,930	22,110
Not Scored	35,753	34,722
Total	$1,081,063	$1,110,896
Loan receivables
Low	$229,888	$238,620
Medium	42,731	43,952
High	5,703	5,947
Not Scored	11,372	11,800
Total	$289,694	$300,319

Lease Income
Lease income from sales-type leases for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Profit recognized at commencement (1)	$34,320	$39,642	$70,678	$86,929
Interest income	58,045	60,855	117,523	122,687
Total lease income from sales-type leases	$92,365	$100,497	$188,201	$209,616
(1) Lease contracts do not include variable lease payments.

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2019	$18,383
Year ending December 31, 2020	27,684
Year ending December 31, 2021	12,394
Year ending December 31, 2022	6,348
Year ending December 31, 2023	2,886
Thereafter	182
Total	$67,877

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$484,597	$(294,244)	$190,353	$480,837	$(281,190)	$199,647
Software & technology	164,849	(147,130)	17,719	165,088	(143,877)	21,211
Trademarks & other	40,105	(35,581)	4,524	40,170	(33,891)	6,279
Total intangible assets	$689,551	$(476,955)	$212,596	$686,095	$(458,958)	$227,137

Amortization expense was $10 million and $11 million for the three months ended June 30, 2019 and 2018, respectively, and $21 million and $22 million for the six months ended June 30, 2019 and 2018, respectively.
Future amortization expense as of June 30, 2019 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2019	$19,898
Year ending December 31, 2020	35,551
Year ending December 31, 2021	31,033
Year ending December 31, 2022	29,801
Year ending December 31, 2023	26,726
Thereafter	69,587
Total	$212,596

Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the six months ended June 30, 2019 are shown in the table below.

	December 31, 2018	Divestiture	Currency impact	June 30, 2019
Global Ecommerce	$609,431	$—	$—	$609,431
Presort Services	207,465	—	—	207,465
Commerce Services	816,896	—	—	816,896
North America Mailing	368,248	—	326	368,574
International Mailing	147,207	(10,490)	(1,537)	135,180
SMB Solutions	515,455	(10,490)	(1,211)	503,754
Software Solutions	434,160	—	(200)	433,960
Total goodwill	$1,766,511	$(10,490)	$(1,411)	$1,754,610

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$237,848	$321,863	$—	$559,711
Equity securities	—	22,372	—	22,372
Commingled fixed income securities	1,632	21,212	—	22,844
Government and related securities	78,842	7,550	—	86,392
Corporate debt securities	—	50,774	—	50,774
Mortgage-backed / asset-backed securities	—	85,415	—	85,415
Derivatives
Foreign exchange contracts	—	345	—	345
Total assets	$318,322	$509,531	$—	$827,853
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(297)	$—	$(297)
Total liabilities	$—	$(297)	$—	$(297)

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

•
Commingled Fixed Income Securities: Commingled fixed income securities are comprised of mutual funds that invest in a variety of fixed income securities, including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Fair value is based on the value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These mutual funds are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange.

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

Available-For-Sale Securities
Investment securities are classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive income (AOCI). Available-for-sale investment securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-for-sale securities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$85,292	$1,063	$(47)	$86,308
Corporate debt securities	49,507	1,320	(53)	50,774
Commingled fixed income securities	1,656	—	(24)	1,632
Mortgage-backed / asset-backed securities	85,058	905	(548)	85,415
Total	$221,513	$3,288	$(672)	$224,129

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$109,776	$47	$(1,336)	$108,487
Corporate debt securities	58,714	4	(1,780)	56,938
Commingled fixed income securities	1,637	—	(67)	1,570
Mortgage-backed / asset-backed securities	100,186	167	(2,019)	98,334
Total	$270,313	$218	$(5,202)	$265,329

The aggregate unrealized holding losses of investment securities in a loss position at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$502	$2	$48,318	$847
Greater than 12 continuous months	56,970	670	177,331	4,355
Total	$57,472	$672	$225,649	$5,202

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at June 30, 2019 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$47,535	$47,589
After 1 year through 5 years	68,901	69,407
After 5 years through 10 years	34,951	36,121
After 10 years	70,126	71,012
Total	$221,513	$224,129

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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2019 and December 31, 2018, we had outstanding contracts associated with these anticipated transactions with notional amounts of $9 million and $8 million, respectively.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties in the three months ended June 30, 2019.
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

The fair value of derivative instruments at June 30, 2019 and December 31, 2018 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$51	$61
	Accounts payable and accrued liabilities	(190)	(104)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	294	1,970
	Accounts payable and accrued liabilities	(107)	(631)

	Total derivative assets	$345	$2,031
	Total derivative liabilities	(297)	(735)
	Total net derivative asset	$48	$1,296

The majority of the amounts included in AOCI at June 30, 2019 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2019	2018		2019	2018
Foreign exchange contracts	$(320)	$119	Revenue	$(36)	$79
			Cost of sales	29	(1)
Interest rate swap	—	(771)	Interest Expense	—	—
	$(320)	$(652)		$(7)	$78

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2019	2018		2019	2018
Foreign exchange contracts	$25	$154	Revenue	$75	$76
			Cost of sales	45	(85)
Interest rate swap	—	(952)	Interest Expense	—	—
	$25	$(798)		$120	$(9)

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments for the three and six months ended June 30, 2019 and 2018. All outstanding contracts at June 30, 2019 mature within 12 months.

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$(65)	$(14,828)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$5,205	$(18,396)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2019, we had no cash collateral posted.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximate fair value because of the short maturity of these instruments.
The carrying value and estimated fair value of our debt at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Carrying value	$3,244,173	$3,265,608
Fair value	$3,101,477	$3,003,678

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves for the six months ended June 30, 2019 and 2018 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	8,379	707	9,086
Cash payments	(12,064)	(2,219)	(14,283)
Balance at June 30, 2019	$9,956	$296	$10,252

Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	7,990	4,417	12,407
Cash payments	(26,942)	(586)	(27,528)
Balance at June 30, 2018	$23,199	$5,400	$28,599

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months.
Asset Impairments
Asset impairment charges were $1 million for the three and six months ended June 30, 2019.

11. Debt
Total debt at June 30, 2019 and December 31, 2018 consisted of the following:

	Interest rate	June 30, 2019	December 31, 2018
Notes due September 2020	3.875%	$300,000	$300,000
Notes due October 2021	3.875%	600,000	600,000
Notes due May 2022	4.625%	400,000	400,000
Notes due April 2023	4.95%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	605,000	630,000
Other debt		5,210	5,297
Principal amount		3,271,051	3,296,138
Less: unamortized costs, net		26,878	30,530
Total debt		3,244,173	3,265,608
Less: current portion long-term debt		214,927	199,535
Long-term debt		$3,029,246	$3,066,073

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. In April 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. As a result, the interest rate on the May 2022 notes increased 0.25% in the quarter and the interest rates on the September 2020 notes, October 2021 notes and April 2023 notes will increase 0.25% effective after the next interest payment date.
During the first half of 2019, we repaid $25 million of principal related to our term loans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$21	$9	$388	$575	$228	$405
Interest cost	15,708	15,108	4,308	4,591	1,637	1,607
Expected return on plan assets	(23,184)	(25,119)	(8,505)	(9,118)	—	—
Amortization of transition credit	—	—	(1)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	60	(18)	81	88
Amortization of net actuarial loss	6,037	7,628	1,572	1,870	503	881
Settlement (1)	801	—	397	—	—	—
Net periodic benefit (income) cost	$(632)	$(2,389)	$(1,781)	$(2,102)	$2,449	$2,981
Contributions to benefit plans	$2,423	$1,906	$878	$769	$4,457	$4,316

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$42	$46	$772	$1,164	$483	$811
Interest cost	31,586	30,724	8,796	9,287	3,291	3,210
Expected return on plan assets	(46,363)	(50,543)	(17,269)	(18,304)	—	—
Amortization of transition credit	—	—	(3)	(3)	—	—
Amortization of prior service (credit) cost	(30)	(30)	123	(37)	161	176
Amortization of net actuarial loss	13,073	15,704	3,184	3,783	1,014	1,815
Settlement (1)	801	—	397	—	—	—
Net periodic benefit (income) cost	$(891)	$(4,099)	$(4,000)	$(4,110)	$4,949	$6,012
Contributions to benefit plans	$4,051	$3,194	$9,088	$9,979	$9,213	$9,111

(1) Approximately $0.7 million and $0.3 million of total settlement charges were recorded in restructuring charges and discontinued operations, respectively, for the three and six months ended June 30, 2019.

13. Income Taxes
The effective tax rate for the three months ended June 30, 2019 and 2018 was 11.9% and 13.6%, respectively. These rates include benefits from the resolution of certain tax examinations of $4 million and $3 million, respectively.
The effective tax rate for the six months ended June 30, 2019 and 2018 was 30.1% and 20.8%, respectively. The effective tax rate for the six months ended June 30, 2019 includes a $2 million tax on the $18 million book loss from Market Exits, primarily due to nondeductible basis differences. The effective tax rate for each of the six months ended June 30, 2019 and 2018 includes a benefit of $6 million from the resolution of certain tax examinations and a charge of $2 million from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock.
At December 31, 2018, we had a deferred tax asset valuation allowance of $142 million. It is reasonably possible that within the next 12 months, there may be sufficient positive evidence to release approximately $20 million of the valuation allowance. The release of this allowance would result in a decrease to income tax expense.

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
The Internal Revenue Service (IRS) examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2014 are closed to audit. Other significant jurisdictions include France (closed through 2014), Germany (closed through 2016) and the U.K. (except for an item under appeal, closed through 2016). We also have other less significant tax filings currently subject to examination.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows as of June 30, 2019. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
In August 2018, the Company, certain of its directors, officers and several banks who served as underwriters, were named as defendants in City of Livonia Retiree Health and Disability Benefits Plan v. Pitney Bowes Inc. et al., a putative class action lawsuit filed in Connecticut state court. The complaint asserts claims under the Securities Act of 1933, as amended, on behalf of those who purchased notes issued by the Company in connection with a September 13, 2017 offering, alleging, among other things, that the Company failed to make certain disclosures relating to components of its third quarter 2017 performance at the time of the notes offering. The complaint seeks compensatory damages and other relief. In addition, in December 2018 and then in February 2019, certain of the Company’s officers and directors were named as defendants in two virtually identical derivative actions purportedly brought on behalf of the Company, Clem v. Lautenbach et al. and Devolin v. Lautenbach et al. These two actions, both filed by the same counsel in Connecticut state court, allege, among other things, breaches of fiduciary duty relating to these same disclosures, and seek compensatory damages and other relief derivatively for the benefit of the Company. Although litigation outcomes are inherently unpredictable, we believe these matters are without merit and intend to defend them vigorously. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

15. Leased Assets and Liabilities
We lease real estate and equipment under operating and finance lease agreements. Our leases have terms of up to 15 years, some of which may include the option to extend the lease for up to 5 years. At lease commencement, we record a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. Lease payments include fixed payments and variable payments that are tied to an index. Variable payments not tied to an index are excluded from the right-of-use asset and lease liability and primarily include common area maintenance charges, property taxes, insurance and mileage. The present value of our lease liability is determined using our incremental borrowing rate at lease inception. Information regarding our operating and financing leases are as follows:

Leases	Balance Sheet Location	June 30, 2019	December 31, 2018
Assets
Operating	Operating lease assets	$180,983	$156,788
Finance	Property, plant and equipment, net	11,501	10,683
Total leased assets		$192,484	$167,471

Liabilities
Operating	Current operating lease liabilities	$34,612	$37,208
	Noncurrent operating lease liabilities	154,648	127,237
Finance	Accounts payable and accrued liabilities	2,809	2,708
	Other noncurrent liabilities	7,739	7,054
Total lease liabilities		$199,808	$174,207

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2019	2018	2019	2018
Operating lease expense	$11,695	$11,145	$23,786	$23,422
Finance lease expense
Amortization of leased assets	811	640	1,691	1,242
Interest on lease liabilities	176	125	348	243
Variable lease expense	7,988	7,952	13,852	13,094
Sublease income	(679)	(203)	(1,345)	(452)
Total expense	$19,991	$19,659	$38,332	$37,549

Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
Remaining for year ending December 31, 2019	$22,257	$1,803	$24,060
Year ending December 31, 2020	42,878	3,105	45,983
Year ending December 31, 2021	35,937	2,712	38,649
Year ending December 31, 2022	27,637	2,162	29,799
Year ending December 31, 2023	21,032	1,518	22,550
Thereafter	89,177	813	89,990
Total	238,918	12,113	251,031
Less: present value discount	49,658	1,565	51,223
Lease liability	$189,260	$10,548	$199,808

Operating leases exclude $28 million of minimum lease payments for leases signed but not yet commenced at June 30, 2019.

Lease Term and Discount Rate	June 30, 2019	December 31, 2018
Weighted-average remaining lease term
Operating leases	7.5 years	5.9 years
Finance leases	4.1 years	3.8 years
Weighted-average discount rate
Operating leases	5.8%	4.7%
Finance leases	6.6%	6.2%

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Information	2019	2018	2019	2018
Operating cash outflows - operating leases	$11,073	$10,987	$22,870	$22,738
Operating cash outflows - finance leases	$176	$125	$348	$243
Financing cash outflows - finance leases	$775	$592	$1,520	$1,156

Leased assets obtained in exchange for new lease obligations
Operating leases	$40,907	$3,998	$49,060	$6,994
Finance leases	$430	$88	$2,103	$1,160

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

16. Stockholders’ Equity
Changes in stockholders’ equity for the three months ended June 30, 2019 and 2018 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2019	$1	$388	$323,338	$109,166	$5,267,615	$(918,072)	$(4,696,080)	$86,356
Net income	—	—	—	—	23,697	—	—	23,697
Other comprehensive income	—	—	—	—	—	10,394	—	10,394
Dividends paid ($0.05 per common share)	—	—	—	—	(8,938)	—	—	(8,938)
Issuance of common stock	—	—	—	(3,807)	—	—	4,024	217
Conversion to common stock	—	(122)	—	(2,389)	—	—	2,511	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	2,381	—	—	—	2,381
Repurchase of common stock	—	—	—	—	—	—	(60,858)	(60,858)
Balance at June 30, 2019	$—	$—	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2018	$1	$422	$323,338	$119,647	$5,087,090	$(775,190)	$(4,692,394)	$62,914
Net income	—	—	—	—	51,595	—	—	51,595
Other comprehensive loss	—	—	—	—	—	(36,614)	—	(36,614)
Dividends paid ($0.1875 per common share)	—	—	—	—	(35,097)	—	—	(35,097)
Issuance of common stock	—	—	—	(2,660)	—	—	2,943	283
Conversion to common stock	—	(7)	—	(135)	—	—	142	—
Stock-based compensation expense	—	—	—	5,880	—	—	—	5,880
Balance at June 30, 2018	$1	$415	$323,338	$122,732	$5,103,588	$(811,804)	$(4,689,309)	$48,961

Changes in stockholders’ equity for the six months ended June 30, 2019 and 2018 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net income	—	—	—	—	21,038	—	—	21,038
Other comprehensive income	—	—	—	—	—	41,283	—	41,283
Dividends paid ($0.10 per common share)	—	—	—	—	(18,346)	—	—	(18,346)
Issuance of common stock	—	—	—	(22,731)	—	—	20,998	(1,733)
Conversion to common stock	—	(130)	—	(2,558)	—	—	2,688	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	9,165	—	—	—	9,165
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100,000)
Balance at June 30, 2019	$—	$—	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2018	$1	$441	$323,338	$138,367	$5,074,343	$(794,940)	$(4,710,997)	$30,553
Cumulative effect of accounting change	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	111,565	—	—	111,565
Other comprehensive loss	—	—	—	—	—	(16,864)	—	(16,864)
Dividends paid ($0.375 per common share)	—	—	—	—	(70,113)	—	—	(70,113)
Issuance of common stock	—	—	—	(24,267)	—	—	21,141	(3,126)
Conversion to common stock	—	(26)	—	(521)	—	—	547	—
Stock-based compensation expense	—	—	—	9,153	—	—	—	9,153
Balance at June 30, 2018	$1	$415	$323,338	$122,732	$5,103,588	$(811,804)	$(4,689,309)	$48,961

17. Accumulated Other Comprehensive Income
Reclassifications out of AOCI for the three and six months ended June 30, 2019 and 2018 were as follows:

	Amount Reclassified from AOCI (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Losses) gains on cash flow hedges
Revenue	$(36)	$79	$75	$76
Cost of sales	29	(1)	45	(85)
Interest expense, net	—	(507)	—	(1,014)
Total before tax	(7)	(429)	120	(1,023)
Income tax benefit (provision)	1	110	(31)	261
Net of tax	$(6)	$(319)	$89	$(762)

(Losses) gains on available for sale securities
Interest expense, net	$(81)	$214	$(104)	$190
Income tax benefit (provision)	21	(54)	27	(48)
Net of tax	$(60)	$160	$(77)	$142

Pension and Postretirement Benefit Plans (2)
Transition credit	$1	$2	$3	$3
Prior service costs	(126)	(55)	(254)	(109)
Actuarial losses	(8,112)	(10,379)	(17,271)	(21,302)
Settlements	(1,198)	—	(1,198)	—
Total before tax	(9,435)	(10,432)	(18,720)	(21,408)
Income tax benefit	2,124	2,564	4,773	5,368
Net of tax	$(7,311)	$(7,868)	$(13,947)	$(16,040)

(1)	Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

(2)	Reclassified from AOCI into other components of net pension and postretirement cost (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the six months ended June 30, 2019 and 2018 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income before reclassifications (1)	18	5,952	—	21,378	27,348
Reclassifications into earnings (1), (2)	(89)	77	13,947	—	13,935
Net other comprehensive income	(71)	6,029	13,947	21,378	41,283
Balance at June 30, 2019	$120	$2,968	$(832,514)	$(78,252)	$(907,678)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(47,331)	$(794,940)
Other comprehensive income (loss) before reclassifications (1)	(511)	(5,154)	—	(27,859)	(33,524)
Reclassifications into earnings (1), (2)	762	(142)	16,040	—	16,660
Net other comprehensive income (loss)	251	(5,296)	16,040	(27,859)	(16,864)
Balance at June 30, 2018	$(155)	$(3,699)	$(732,760)	$(75,190)	$(811,804)
(1)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(2)     See table above for additional details of these reclassifications.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act) may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements in this Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	changes in, or loss of, our contractual relationships with the U.S. Postal Service (USPS) or posts in other major markets

•	changes in postal regulations

•	competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors

•	the United Kingdom's potential exit from the European Union (Brexit)

•	our success in developing and marketing new products and services and obtaining regulatory approvals, if required

•	changes in banking regulations or the loss of our Industrial Bank charter

•	changes in labor conditions and transportation costs

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates and interest rates

•	changes in global political conditions and international trade policies, including the imposition or expansion of trade tariffs

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyber-attack or other comparable event

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with outsource providers, including the costs of outsourcing functions and operations

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our success at managing customer credit risk

•	integrating newly acquired businesses, including operations and product and service offerings

•	our ability to continue to grow volumes to gain additional economies of scale

•	the loss of some of our larger clients in our Commerce Services group

•	intellectual property infringement claims

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies from tax audits and changes in tax laws, rulings or regulations

•	the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks

•	acts of nature

Overview
Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases, using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements. Accordingly, prior period financial results have been recast (see Note 1).
We continue our transformation to higher growth markets that align with our focus on reducing the complexity of mailing and shipping. Commerce Services was the largest contributor of revenue and accounted for 48% of revenue for the current quarter compared to 42% from the prior year period.
In January 2019, we sold the direct operations and moved to a dealer model in six smaller markets within the International Mailing segment (Market Exits). We recorded a pre-tax loss on the sale of $18 million, primarily due to the write-off of cumulative translation adjustments.
Financial Results Summary - Three Months Ended June 30:

	2019	2018	Change
Revenue	$860,779	$865,240	(1)%
Segment earnings before interest and taxes (EBIT)	$126,626	$158,235	(20)%
Income from continuing operations	$30,278	$50,387	(40)%
Diluted earnings per share - continuing operations	$0.17	$0.27	(37)%

Revenue decreased 1% from the prior year period; however, this included a 2% unfavorable impact from Market Exits and an additional 1% unfavorable impact from foreign currency. Software revenue declined 21% in the quarter due to a lower level of license renewals. Supplies revenue declined 16% due to a worldwide decline in our mailing business. Business services revenue increased 13% due to growth in Commerce Services, partially offsetting these declines.
Commerce Services revenue grew 13%, driven by growth of 18% in Global Ecommerce and 4% in Presort Services. Small and Medium Business (SMB) Solutions revenue declined 8%, with North America Mailing declining 5% and International Mailing declining 20%. Market Exits and currency adversely impacted International Mailing revenue by 12% and 5%, respectively. Software Solutions revenue declined 21%.
Segment EBIT declined 20% from the prior year period as Software Solutions EBIT declined 89%, primarily due to a lower level of license renewals. Within Commerce Services, Global Ecommerce reported an EBIT loss of $16 million compared to a loss of $6 million in the prior year, driven by a shift in the mix of business to faster growing, lower margin services and investments in market growth opportunities. Presort EBIT increased 23%, primarily due to higher volumes and revenue per piece improvement. SMB EBIT declined 6% due to the decline in revenue and impact of Market Exits.
Income from continuing operations declined in the quarter, primarily due to a decline in gross margins and revenue. This decline was partially offset by lower operating expenses and a lower effective tax rate.

Financial Results Summary - Six Months Ended June 30:

	2019	2018	Change
Revenue	$1,729,181	$1,761,823	(2)%
Segment earnings before interest and taxes (EBIT)	$251,187	$324,632	(23)%
Income from continuing operations	$28,849	$101,870	(72)%
Diluted earnings per share - continuing operations	$0.16	$0.54	(70)%
Net cash provided by operations	$86,782	$154,493	(44)%

For the year-to-date period, revenue decreased 2% from the prior year period, primarily due to unfavorable impacts of 1% from each of currency and Market Exits. Business services revenue increased 9% due to growth in Commerce Services; however, this increase was more than offset by declines in all other revenue lines due to declines in our mailing business and lower software license revenue.
Commerce Services revenue grew 9%, driven by growth of 13% in Global Ecommerce and 2% in Presort Services. SMB Solutions revenue declined 9%, with North America Mailing declining 6% and International Mailing declining 20%. Market Exits and currency adversely impacted International Mailing revenue by 10% and 5%, respectively. Software Solutions revenue declined 13%.

Segment EBIT declined 23% from the prior year period. Within Commerce Services, Global Ecommerce reported an EBIT loss of $30 million compared to a loss of $14 million in the prior year, and Presort Services EBIT declined 23%. The decline in Global Ecommerce was driven by a shift in the mix of business to faster growing, lower margin services, investments in market growth opportunities and higher labor, transportation and postal costs. The decline in Presort Services was primarily due to higher labor and transportation costs and lower revenue per piece. SMB EBIT declined 11% due to the decline in revenue, increased tariff costs and a charge related to a SendPro C tablet replacement program to address an underlying battery longevity issue. Software Solutions EBIT declined 82% due to the decline in revenue.
Income from continuing operations for the first six months of 2019 declined compared to the prior year period, primarily due to lower margins and revenue and a pre-tax loss of $18 million from Market Exits.

Outlook
We are taking actions that we expect will set the foundation to drive long-term value, including new client value offerings and spend optimization. We expect revenue to continue to grow as we transform our portfolio to growth markets.
Within Global Ecommerce, we expect continued revenue growth from our investments in the expansion of our domestic parcel business and domestic shipping solutions. We anticipate higher shipping volumes during the second half of 2019 as we enter the holiday season. We expect revenue and EBIT growth in Presort Services due to higher volumes, improving margins and operational efficiencies.
In SMB Solutions, we expect continued declines in revenue due to lower mail volumes, lower lease opportunities and a declining meter population. However, we expect the magnitude of the decline to be mitigated by the introduction of new services and products, the continued success of our SendPro C product in North America, planned launches in several international markets and by identifying opportunities through natural adjacencies in the business. EBIT and equipment sales margins have been impacted by trade tariffs, and we expect these tariffs to continue to adversely impact the SMB business in the second half of the year.
We are now offering expanded third-party equipment financing alternatives, primarily to our existing SMB clients in the United States, to finance or lease other manufacturers' equipment to meet their business needs. We expect that cash flows will be negatively impacted during the year as we invest in the origination of third-party equipment leases and build a finance receivable portfolio.
Within Software Solutions, we expect continued benefits from our partner channel. We expect revenue growth will be driven by a combination of sales opportunities from customer information, location intelligence, data and customer engagement.
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

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Actual % change	Constant Currency % change	2019	2018	Actual % change	Constant currency % change
Equipment sales	$85,551	$93,811	(9)%	(7)%	$175,338	$200,519	(13)%	(11)%
Supplies	46,490	55,457	(16)%	(15)%	97,443	115,450	(16)%	(14)%
Software	72,206	91,703	(21)%	(20)%	145,524	167,997	(13)%	(11)%
Rentals	18,445	19,454	(5)%	(4)%	40,602	44,419	(9)%	(7)%
Financing	92,419	97,129	(5)%	(4)%	189,462	197,478	(4)%	(3)%
Support services	127,683	138,598	(8)%	(7)%	256,304	279,248	(8)%	(7)%
Business services	417,985	369,088	13%	14%	824,508	756,712	9%	9%
Total revenue	$860,779	$865,240	(1)%	—%	$1,729,181	$1,761,823	(2)%	(1)%

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2019	2018	2019	2018	2019	2018	2019	2018
Cost of equipment sales	$58,570	$58,948	68.5%	62.8%	$122,235	$121,417	69.7%	60.6%
Cost of supplies	11,758	15,738	25.3%	28.4%	25,308	32,685	26.0%	28.3%
Cost of software	23,419	26,957	32.4%	29.4%	46,802	51,086	32.2%	30.4%
Cost of rentals	8,418	8,464	45.6%	43.5%	18,133	21,212	44.7%	47.8%
Financing interest expense	11,043	11,194	11.9%	11.5%	22,407	22,258	11.8%	11.3%
Cost of support services	40,448	42,306	31.7%	30.5%	82,227	88,371	32.1%	31.6%
Cost of business services	337,918	290,567	80.8%	78.7%	664,964	584,946	80.6%	77.3%
Total cost of revenue	$491,574	$454,174	57.1%	52.5%	$982,076	$921,975	56.8%	52.3%
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
Equipment sales in the quarter decreased 9% as reported and 7% at constant currency. Equipment sales in North America Mailing accounted for 5% of the decrease, primarily due to lower sales of our bottom-of-the-line products. International Mailing equipment sales accounted for 2% of the decline, mainly due to Market Exits.
Equipment sales in the first half of 2019 decreased 13% as reported and 11% at constant currency. Equipment sales in North America Mailing accounted for 8% of the decrease primarily due to lower sales of our bottom-of-the-line products. International Mailing equipment sales accounted for 3% of the decline mainly due to Market Exits.
Supplies revenue decreased 16% as reported in the quarter and first half of 2019. At constant currency, supplies decreased 15% in the quarter and 14% in the first half of 2019. Market Exits accounted for 5% and 4% of the decline in the quarter and year-to-date periods, respectively, and the remainder of the decline was due to a worldwide decline in our mailing business.
Software revenue decreased 21% as reported and 20% at constant currency in the quarter, primarily due to lower license revenue partially offset by higher data updates revenue. Software revenue decreased 13% as reported and 11% at constant currency in the first half of 2019, primarily due to lower license revenue, as the prior year period benefited from a large Location Intelligence deal, partially offset by higher data updates and SaaS revenue.
Rentals revenue declined 5% as reported and 4% at constant currency in the quarter and decreased 9% as reported and 7% at constant currency in the first half of 2019, primarily due to a worldwide decline in our meter population.

Financing revenue decreased 5% as reported and 4% at constant currency in the quarter, and decreased 4% as reported and 3% at constant currency in the first half of 2019, primarily due to a declining portfolio. Market Exits accounted for 1% of the decline in the quarter and year-to-date periods, respectively.
Support services revenue decreased 8% as reported and 7% at constant currency in both the quarter and first half of 2019, primarily due to a worldwide decline in our meter population.
Business services revenue increased 13% as reported and 14% at constant currency in the quarter and increased 9% in the first half of 2019, primarily due to growth in domestic parcel and shipping solutions volumes, partially offset by lower cross border volumes.

Cost of Revenue - 2019 compared to 2018
Cost of revenue as a percent of revenue in the quarter increased to 57.1% from 52.5% in the prior year period. Cost of equipment sales as a percent of equipment revenue increased to 68.5% from 62.8%. During the quarter, higher tariffs impacted equipment sales margins by 2 percentage points and higher engineering costs impacted equipment sales margins by 1 percentage point. The remaining decline was mainly due to product mix. Cost of software as a percent of software revenue increased to 32.4% from 29.4%, primarily due to the decline in license revenue. Cost of rentals as a percent of rentals revenue increased to 45.6% from 43.5%, primarily due to the decline in revenue.
Cost of revenue as a percent of revenue in the first half of 2019 increased to 56.8% from 52.3% in the prior year period. Cost of equipment sales as a percent of equipment revenue increased to 69.7% from 60.6%. In the first quarter, we recorded a charge related to a SendPro C tablet replacement program to address an underlying battery longevity issue. This adversely impacted equipment sales margins by five percentage points. In addition, the impact of tariffs reduced equipment sales margins one percentage point and higher engineering costs adversely impacted equipment sales margins by just under one percentage point. Costs of business services as a percent of business services revenue increased to 80.6% from 77.3%, primarily due to higher labor, transportation and postal costs.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables.

Selling, general and administrative (SG&A)
SG&A expense of $279 million in the quarter decreased 4% compared to the prior period, primarily due to lower professional fees of $8 million and lower bad debt expense of $5 million. SG&A expense of $580 million for the first half of 2019, decreased 2% compared to the prior period, primarily due to lower employee-related costs of $18 million and lower professional fees of $7 million.

Research and development (R&D)
R&D expense decreased 4% in the quarter and 8% in the first half of 2019, primarily due to lower spending in Global Ecommerce.

Restructuring charges and asset impairments, net
Restructuring charges and asset impairments, net in the three and six months ended June 30, 2019 were $7 million and $11 million, respectively. These charges consisted of $6 million and $10 million, respectively, of restructuring related charges and $1 million of asset impairment charges. Restructuring charges and asset impairments, net in the three and six months ended June 30, 2018 were $12 million and consisted of restructuring related charges. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Other (income) expense
Other (income) expense represents the loss on Market Exits.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
See Note 4 to the Condensed Consolidated Financial Statements for further information.

Business Segment Results

The principal products and services of each reportable segment are as follows:
Commerce Services:
Global Ecommerce: Includes the revenue and related expenses from global cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions, including fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.
Small & Medium Business (SMB) Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services, supplies and other applications for small and medium businesses to help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and shipping solutions, financing, services and supplies for small and medium businesses to help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.
Software Solutions:
Includes the revenue and related expenses from customer engagement, customer information, location intelligence software and data.
Management uses segment earnings before interest and taxes (EBIT) to measure profitability and performance at the segment level and believes that it provides investors a useful measure of operating performance and underlying trends of the business. We determine segment EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items not allocated to a particular business segment. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

Segment information for the three and six months ended June 30, 2019 and 2018 is presented below:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Actual % change	Constant currency % change	2019	2018	Actual % change	Constant currency % change
Global Ecommerce	$282,319	$239,100	18%	19%	$548,573	$485,690	13%	14%
Presort Services	128,138	122,730	4%	4%	262,985	257,188	2%	2%
Commerce Services	410,457	361,830	13%	14%	811,558	742,878	9%	10%
North America Mailing	303,417	318,901	(5)%	(5)%	618,891	659,712	(6)%	(6)%
International Mailing	74,699	92,806	(20)%	(15)%	153,208	191,236	(20)%	(15)%
SMB Solutions	378,116	411,707	(8)%	(7)%	772,099	850,948	(9)%	(8)%
Software Solutions	72,206	91,703	(21)%	(20)%	145,524	167,997	(13)%	(11)%
Total	$860,779	$865,240	(1)%	—%	$1,729,181	$1,761,823	(2)%	(1)%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
Global Ecommerce	$(15,576)	$(5,993)	(160)%	$(30,176)	$(13,704)	(120)%
Presort Services	15,462	12,565	23%	30,528	39,591	(23)%
Commerce Services	(114)	6,572	(102)%	352	25,887	(99)%
North America Mailing	112,804	120,139	(6)%	223,417	248,707	(10)%
International Mailing	11,934	13,091	(9)%	23,724	29,113	(19)%
SMB Solutions	124,738	133,230	(6)%	247,141	277,820	(11)%
Software Solutions	2,002	18,433	(89)%	3,694	20,925	(82)%
Total Segment EBIT	$126,626	$158,235	(20)%	$251,187	$324,632	(23)%

Global Ecommerce
Global Ecommerce revenue increased 18% as reported and 19% at constant currency in the quarter and 13% as reported and 14% at constant currency in the first half of 2019 primarily due to growth in domestic parcel and shipping solutions volumes, partially offset by lower cross border volumes. EBIT for the quarter was a loss of $16 million compared to a loss of $6 million in the prior year and EBIT for the first half of 2019 was a loss of $30 million compared to a loss of $14 million in the prior year period. The higher loss was primarily driven by a decline in margins as the business continues to shift to faster growing, lower margin services plus continued investments in market growth opportunities, including marketing programs and new facilities, and higher labor costs. EBIT for the first half of the year was also impacted by higher postal costs in the first quarter due to a temporary delay in the approval of our Negotiated Service Agreement with the USPS.

Presort Services
Presort Services revenue increased 4% in the quarter. Higher volumes of mail processed contributed 2% of the increase, product mix contributed 1% of the increase and higher revenue per piece, primarily related to First Class mail, contributed an additional 1%. EBIT increased 23% in the quarter, primarily due to the increase in revenue and lower labor costs of $1 million, partially offset by higher consulting fees of $1 million.
Presort Services revenue increased 2% in the first half of 2019, primarily due to higher volumes of mail processed. EBIT decreased 23% in the first half of 2019, primarily due to higher transportation costs of $3 million, higher consulting fees of $3 million and higher bad debt expense of $2 million.

North America Mailing
North America Mailing revenue decreased 5% in the quarter, primarily due to:

•	2% from lower rentals and 1% from lower supplies due to a declining meter population;

•	1% from lower equipment sales primarily due to lower sales of our bottom-of-the-line products; and

•	1% from lower financing fees.
EBIT decreased 6% in the quarter, primarily due to the decline in revenue and increased costs from tariffs, partially offset by lower operating expenses of $8 million from cost savings initiatives.

North America Mailing revenue decreased 6% in the first half of 2019, primarily due to:

•	2% from lower rentals, 1% from supplies and 1% from support services, all due to a declining meter population; and

•	2% from lower equipment sales, primarily due to lower sales of our bottom-of-the-line products.
EBIT decreased 10% in first half of 2019, primarily due to the decline in revenue and lower margins from a charge in the first quarter related to a SendPro C tablet replacement program to address an underlying battery longevity issue and increased costs from tariffs, partially offset by lower operating expenses of $12 million from cost savings initiatives.

International Mailing
International Mailing revenue decreased 20% as reported and 15% at constant currency in the quarter primarily due to Market Exits and lower supplies revenue.

International Mailing revenue decreased 20% as reported and 15% at constant currency in the first half of 2019, primarily due to:

•	10% from Market Exits, and

•	2% from lower supplies, 1% from lower support services and 1% from lower business services due to a declining meter population.

EBIT decreased 9% in the quarter and 19% during the first half of 2019, primarily due to the decline in revenue, partially offset by lower costs due to cost savings initiatives.

Software Solutions
Software revenue decreased 21% as reported and 20% at constant currency in the quarter, primarily due to:

•	22% from lower license revenue, primarily related to the timing of new license deals and renewals; partially offset by

•	2% from higher data updates revenue.
Software revenue decreased 13% as reported and 11% at constant currency in the first half of 2019, primarily due to:

•	14% from lower license revenue and a prior year benefit from a large license deal; partially offset by

•	3% from higher data updates and SaaS revenue.
EBIT declined 89% in the quarter and 82% in the first half of 2019, primarily due to the decline in revenue.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $831 million at June 30, 2019 and $927 million at December 31, 2018. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.
Cash and cash equivalents held by our foreign subsidiaries were $165 million at June 30, 2019 and $189 million at December 31, 2018, and are generally used to support the liquidity needs of these subsidiaries.
Cash Flow Summary
Changes in cash and cash equivalents for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018	Change
Net cash provided by operating activities	$86,782	$154,493	$(67,711)
Net cash used in investing activities	(36,151)	(80,785)	44,634
Net cash used in financing activities	(146,770)	(379,818)	233,048
Effect of exchange rate changes on cash and cash equivalents	(81)	(13,041)	12,960
Change in cash and cash equivalents	$(96,220)	$(319,151)	$222,931
Operating Activities
Cash provided by operating activities in the first half of 2019 declined $68 million compared to the prior year period. Cash flows from continuing operations decreased $19 million, primarily due to lower income from continuing operations of $73 million, partially offset by lower restructuring payments of $13 million, a non-cash loss on Market Exits of $18 million, and working capital changes of $22 million, primarily related to collection of accounts receivable and the timing of payments of accounts payable and accrued liabilities. Cash flows from discontinued operations declined $49 million as we sold the Production Mail Business in July 2018.

Investing Activities
Cash used in investing activities in the first half of 2019 was $36 million, consisting primarily of capital expenditures of $61 million and a decline in reserve account balances of $8 million partially offset by net proceeds of $47 million from investment activities. Cash used in investing activities in the first half of 2018 was $81 million, consisting primarily of capital expenditures of $79 million.

Financing Activities
In the first half of 2019, cash used in financing activities included $100 million to repurchase 17.4 million shares of common stock, $25 million to repay term loan debt and $18 million of common stock dividend payments.

In the first half of 2018, cash was used to repay $260 million of debt and pay dividends of $70 million. Cash used in financing activities was also impacted by the settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany transfer at year end.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a committed credit facility of $1 billion that expires in January 2021. As of June 30, 2019, we have not drawn upon the credit facility.
Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. In April 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. As a result, the interest rate on the May 2022 notes increased 0.25% in the quarter and the interest rates on the September 2020 notes, October 2021 notes and April 2023 notes will increase 0.25% effective after the next interest payment date.
In July 2019, we extended the maturity date of a $150 million term loan from August 2019 to November 2019.

Dividends and Share Repurchases
In February 2019, our Board of Directors approved an incremental $100 million for share repurchases, raising our authorization level to $121 million. During the first half of 2019, we repurchased 17.4 million shares at an aggregate cost of $100 million. At June 30, 2019, we had remaining authorization to repurchase up to $21 million of our common shares. Also, during the first half of the year, we paid dividends of $18 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
In June 2019, we redeemed of all of the outstanding shares of 4% Convertible Cumulative Preferred Stock (Preferred Stock) and $2.12 Convertible Preference Stock (Preference Stock). The redemption of these shares did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements
At June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
The goodwill balance related to the Global Ecommerce reporting unit at June 30, 2019 was $609 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future.

Property, Plant and Equipment, net
Included in property, plant and equipment, net is $37 million of capitalized software related to the development of a new enterprise resource planning (ERP) system in certain of our international markets. In connection with recent market exits in six international markets and transition to higher growth markets, we are currently reviewing our international infrastructure, including ERP system scope and implementation plans. The time period required to successfully implement a large scale ERP, as well as potential changes to our infrastructure, could necessitate a reduced implementation footprint and impact our ability to fully recover the value of this asset.

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
With the participation of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2019.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2018 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. In February 2019, the Board of Directors approved an additional $100 million for share repurchases giving us the ability to repurchase up to $121 million of our shares.
The following table provides information about purchases of our common stock during the three months ended June 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$81,880
April 1, 2019 - April 30, 2019	2,645,774	$6.93	2,645,774	$63,553
May 1, 2019 - May 31, 2019	4,616,043	$5.17	4,616,043	$39,684
June 1, 2019 - June 30, 2019	4,532,041	$4.12	4,532,041	$21,022
	11,793,858	$5.16	11,793,858

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(c)	Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(c) to the Form 8-K filed with the Commission on May 12, 2011)	3(c)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan (incorporated by reference to Annex A to the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholder filed with the Commission on March 15, 2019)	10
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.
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

PITNEY BOWES INC.

Date:	August 6, 2019

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)