Form 10-Q
period 2019-09-30
PITNEY BOWES INC /DE/
filed 2019-11-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2019, 170,848,234 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Equipment sales	$89,618	$88,799	$264,956	$289,318
Supplies	44,818	50,403	142,261	165,853
Rentals	19,737	21,432	60,339	65,852
Financing	90,577	96,799	280,039	294,277
Support services	126,274	138,055	382,578	417,303
Business services	419,101	364,793	1,243,609	1,121,505
Total revenue	790,125	760,281	2,373,782	2,354,108
Costs and expenses:
Cost of equipment sales	59,859	52,209	182,094	173,626
Cost of supplies	12,225	13,967	37,533	46,652
Cost of rentals	5,090	9,174	23,223	30,386
Financing interest expense	11,026	10,849	33,433	33,107
Cost of support services	41,086	45,872	123,453	134,204
Cost of business services	338,519	287,237	1,003,483	872,183
Selling, general and administrative	254,092	241,350	757,228	759,469
Research and development	12,272	15,636	38,421	44,651
Restructuring charges and asset impairments, net	47,017	6,099	56,616	18,771
Interest expense, net	28,704	26,588	84,325	89,377
Other components of net pension and postretirement cost	(882)	(1,852)	(3,138)	(6,070)
Other expense	667	7,964	18,350	7,964
Total costs and expenses	809,675	715,093	2,355,021	2,204,320
(Loss) income from continuing operations before taxes	(19,550)	45,188	18,761	149,788
(Benefit) provision for income taxes	(24,895)	(2,468)	(13,351)	17,235
Income from continuing operations	5,345	47,656	32,112	132,553
(Loss) income from discontinued operations, net of tax	(8,470)	32,621	(14,199)	59,289
Net (loss) income	$(3,125)	$80,277	$17,913	$191,842
Basic earnings (loss) per share (1):
Continuing operations	$0.03	$0.25	$0.18	$0.71
Discontinued operations	(0.05)	0.17	(0.08)	0.32
Net (loss) income	$(0.02)	$0.43	$0.10	$1.02
Diluted earnings (loss) per share (1):
Continuing operations	$0.03	$0.25	$0.18	$0.70
Discontinued operations	(0.05)	0.17	(0.08)	0.32
Net (loss) income	$(0.02)	$0.43	$0.10	$1.02

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(3,125)	$80,277	$17,913	$191,842
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(655), $(3,474), $(1,078) and $(3,474), respectively	(27,962)	(2,475)	(6,584)	(30,334)
Net unrealized gain on cash flow hedges, net of tax of $51, $174, $27 and $474, respectively	149	522	78	773
Net unrealized gain (loss) on investment securities, net of tax of $509, $(417), $2,573 and $(2,230), respectively	1,487	(1,218)	7,516	(6,514)
Amortization of pension and postretirement costs, net of tax benefits of $2,633, $2,399, $7,406 and $7,766, respectively	7,552	8,810	21,499	24,850
Other comprehensive (loss) income, net of tax	(18,774)	5,639	22,509	(11,225)
Comprehensive (loss) income	$(21,899)	$85,916	$40,422	$180,617

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$514,851	$867,262
Short-term investments	137,032	59,391
Accounts and other receivables (net of allowance of $20,971 and $17,443, respectively)	365,522	371,797
Short-term finance receivables (net of allowance of $12,819 and $12,418, respectively)	617,178	653,236
Inventories	76,339	62,279
Current income taxes	25,598	5,947
Other current assets and prepayments	101,829	74,782
Assets of discontinued operations	568,413	602,823
Total current assets	2,406,762	2,697,517
Property, plant and equipment, net	371,666	398,501
Rental property and equipment, net	39,400	46,228
Long-term finance receivables (net of allowance of $7,305 and $7,804 respectively)	616,746	635,908
Goodwill	1,317,037	1,332,351
Intangible assets, net	199,715	213,200
Operating lease assets	172,617	152,554
Noncurrent income taxes	80,561	65,001
Other assets	392,720	397,159
Total assets	$5,597,224	$5,938,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,337,214	$1,348,127
Current operating lease liabilities	34,091	35,208
Current portion of long-term debt	501,728	199,535
Advance billings	106,968	116,862
Current income taxes	8,525	15,284
Liabilities of discontinued operations	157,034	174,798
Total current liabilities	2,145,560	1,889,814
Long-term debt	2,567,363	3,066,073
Deferred taxes on income	253,151	253,560
Tax uncertainties and other income tax liabilities	45,179	39,548
Noncurrent operating lease liabilities	148,125	125,294
Other noncurrent liabilities	412,434	462,288
Total liabilities	5,571,812	5,836,577

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	—	1
Cumulative preference stock, no par value, $2.12 convertible	—	396
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	101,651	121,475
Retained earnings	5,270,741	5,279,682
Accumulated other comprehensive loss	(926,452)	(948,961)
Treasury stock, at cost (153,182,446 and 135,662,830 shares, respectively)	(4,743,866)	(4,674,089)
Total stockholders’ equity	25,412	101,842
Total liabilities and stockholders’ equity	$5,597,224	$5,938,419
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,913	$191,842
Loss (income) from discontinued operations, net of tax	14,199	(59,289)
Restructuring payments	(18,845)	(39,242)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,514	112,155
Stock-based compensation	15,867	15,771
Restructuring charges and asset impairments, net	56,616	18,771
Loss on disposition of businesses	17,683	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	12,509	1,655
Decrease in finance receivables	34,674	63,128
Increase in inventories	(14,559)	(1,889)
Increase in other current assets and prepayments	(30,546)	(10,585)
Decrease in accounts payable and accrued liabilities	(17,526)	(80,905)
(Decrease) increase in current and noncurrent income taxes	(30,401)	194
Decrease in advance billings	(3,802)	(12,403)
Other, net	(5,870)	(9,061)
Net cash provided by operating activities - continuing operations	166,426	190,142
Net cash provided by operating activities - discontinued operations	15,858	68,428
Net cash provided by operating activities	182,284	258,570
Cash flows from investing activities:
Purchases of available-for-sale securities	(45,178)	(74,270)
Proceeds from sales/maturities of available-for-sale securities	78,024	67,354
Net activity from short-term and other investments	(92,418)	8,479
Capital expenditures	(95,221)	(105,295)
Acquisitions, net of cash acquired	(22,100)	(2,407)
Change in reserve account deposits	3,125	6,864
Other investing activities	(9,341)	(2,500)
Net cash used in investing activities - continuing operations	(183,109)	(101,775)
Net cash (used in) provided by investing activities - discontinued operations	(18,572)	336,016
Net cash (used in) provided by investing activities	(201,681)	234,241
Cash flows from financing activities:
Principal payments of long-term debt	(202,640)	(565,141)
Dividends paid to stockholders	(26,854)	(105,296)
Common stock repurchases	(105,000)	—
Other financing activities	7,302	(55,485)
Net cash used in financing activities	(327,192)	(725,922)
Effect of exchange rate changes on cash and cash equivalents	(5,822)	(15,653)
Change in cash and cash equivalents	(352,411)	(248,764)
Cash and cash equivalents at beginning of period	867,262	1,009,021
Cash and cash equivalents at end of period	514,851	760,257
Less: Cash and cash equivalents of discontinued operations	—	1,026
Cash and cash equivalents of continuing operations at end of period	$514,851	$759,231

Cash interest paid	$110,943	$127,624
Cash income tax payments, net of refunds	$25,527	$17,168

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a global technology company providing innovative products and commerce solutions that power billions of transactions and help our clients navigate the complex world of commerce. We offer shipping, mailing, fulfillment, returns and cross-border ecommerce products and solutions that enable the sending of parcels and packages across the globe. Clients around the world rely on the accuracy and precision delivered by Pitney Bowes solutions. Pitney Bowes Inc. was incorporated in the state of Delaware in 1920. For more information about us, our products, services and solutions, visit www.pb.com.

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
In the quarter, we recast our segment reporting to combine North America Mailing and International Mailing into the Sending Technology Solutions (SendTech Solutions) segment to reflect how we manage these operations and the products and services provided to our clients.
In August 2019, we entered into a definitive agreement to sell our Software Solutions business. Software Solutions offers customer information management, location intelligence and customer engagement products and solutions to help clients market to their customers. The Software Solutions business is now reported as a discontinued operation in our Condensed Consolidated Financial Statements and prior periods have been recast to conform to the current period presentation. See Note 4 for further details.
In January 2019, we sold the direct operations and moved to a dealer model in six smaller markets within the SendTech Solutions segment (Market Exits) and recognized a pre-tax loss of $18 million in other expense.
Accounts and other receivables includes other receivables of $102 million at September 30, 2019 and $75 million at December 31, 2018.
Based on their nature, we determined that certain costs previously classified as research and development and cost of business services should be classified in other line items within costs and expenses. Accordingly, the income statement for the three months ended September 30, 2018 has been revised to correct the classification of these costs by reducing research and development expense and cost of business services by $8 million and $4 million, respectively, and increasing selling, general and administrative expense and cost of equipment sales by $9 million and $3 million, respectively. The income statement for the nine months ended September 30, 2018 has been revised to correct the classification of these costs by reducing research and development expense and cost of business services by $20 million and $10 million, respectively, and increasing selling, general and administrative expense and cost of equipment sales by $22 million and $8 million, respectively.
The classification of certain prior year costs of revenue have been revised to correct and conform to the current year presentation. Accordingly, for the three months ended September 30, 2018, both cost of equipment sales and cost of rentals were reduced by $1 million and cost of support services was increased by $2 million. For the nine months ended September 30, 2018, cost of equipment sales and cost of rentals were reduced by $4 million and $3 million, respectively, and cost of support services increased by $7 million.
The December 31, 2018 balance sheet has been revised to correct the classification of assets and liabilities by reducing short-term finance receivables and advance billings by $106 million and $6 million, respectively, and increasing long-term finance receivables by $100 million.
New Accounting Pronouncements
Accounting Pronouncements Adopted in 2019
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842), using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements. We

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

recognized a cumulative effect adjustment at January 1, 2017 to reduce retained earnings by $137 million and recast prior period financial statements. See Notes 7 and 15 for more information.
From a lessor perspective, the standard simplifies the accounting for lease modifications and aligns accounting of lease contracts with revenue recognition guidance. We continue to classify leases as sales-type or operating, with the determination affecting both the pattern and classification of income recognition. There were changes in the timing and classification of revenue related to contract modifications. There were also changes related to the definition of a leased asset, which requires us to account for two lease components as a single lease component. Under prior guidance, one of the components was generally accounted for as a sales-type lease and the second as an operating lease. Under ASC 842, the two components are generally accounted for as sales-type leases and certain income and costs previously recognized over the life of the lease are now accelerated.
From a lessee perspective, the standard requires us to recognize right-of-use assets and lease liabilities for real estate and equipment operating leases and to provide new disclosures about our leasing activities. We elected the short-term lease recognition exemption and did not recognize right-of-use assets or lease liabilities for leases with a term less than 12 months. We also elected the practical expedient to not separate lease and non-lease components for our lessee portfolio.
Updates to significant accounting policies disclosed in our 2018 Annual Report due to the adoption of ASC 842 are discussed below.
Equipment sales: We sell and lease equipment directly to customers and to distributors (re-sellers) throughout the world. The amount of revenue allocated to the equipment is based on a range of observable selling prices in standalone transactions. Revenue from the sale of equipment under sales-type leases is recognized as equipment sales revenue when control of the equipment transfers to the customer, which is upon shipment for self-installed products and upon installation or customer acceptance for other products. We do not typically offer any rights of return.

Rentals: Rentals revenue includes revenue from mailing equipment that does not meet the criteria to be accounted for as a sales-type lease. We may invoice in advance for rentals according to the terms of the agreement. We initially defer these advanced billings and recognize rentals revenue on a straight-line basis over the rental period. Revenue generated from financing clients for the continued use of equipment subsequent to the expiration of the original lease is recognized as rentals revenue.

Financing: We provide financing for our products primarily through sales-type leases. We also provide revolving lines of credit for the purchase of postage and supplies. We record financing income over the lease term using the effective interest method. Financing revenue also includes amounts related to sales-type leases that customers have extended or renewed for an additional term. Revenue for these contracts is recognized over the term of the modified lease using the effective interest method. We believe that our sales-type lease portfolio contains only normal collection risk.
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

Support services: Support services revenue includes revenue from equipment service contracts, subscriptions and meter services. Revenue is allocated to these services using selling prices charged in standalone replacement and renewal transactions. Since we have a stand-ready obligation to provide these services over the entire contract term, revenue is recognized on a straight-line basis over the term of the agreement.

Business services: Business services revenue includes revenue from mail processing services and ecommerce solutions. These services represent a series of distinct services that are similar in nature and revenue is recognized as the services are provided. We review third party relationships and record revenue on a gross basis when we act as a principal in a transaction and on a net basis when we act as an agent between a client and vendor. In determining whether we are acting as principal or agent, we consider several factors such as whether we are the primary obligor to the client, have control over pricing or have inventory risk.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

In July 2019, we prospectively adopted ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The early adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a current expected credit loss model, which requires companies to measure expected credit losses for all financial instruments held at the reporting date based on historical experience, current conditions and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective beginning January 1, 2020. We have completed the scoping of financial assets that will be impacted by the standard and are in the process of finalizing models to measure expected credit losses.
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by major source and timing of recognition:

	Three Months Ended September 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$19,062	$19,062	$70,556	$89,618
Supplies	—	—	44,818	44,818	—	44,818
Rentals	—	—	—	—	19,737	19,737
Financing	—	—	—	—	90,577	90,577
Support services	—	—	126,274	126,274	—	126,274
Business services	278,995	131,483	8,623	419,101	—	419,101
Subtotal	278,995	131,483	198,777	609,255	$180,870	$790,125

Revenue from leasing transactions and financing
Equipment sales	—	—	70,556	70,556
Rentals	—	—	19,737	19,737
Financing	—	—	90,577	90,577
Total revenue	$278,995	$131,483	$379,647	$790,125

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$63,880	$63,880
Products/services transferred over time	278,995	131,483	134,897	545,375
Total	$278,995	$131,483	$198,777	$609,255

	Three Months Ended September 30, 2018
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$20,428	$20,428	$68,371	$88,799
Supplies	—	—	50,403	50,403	—	50,403
Rentals	—	—	—	—	21,432	21,432
Financing	—	—	—	—	96,799	96,799
Support services	—	—	138,055	138,055	—	138,055
Business services	232,845	125,334	6,614	364,793	—	364,793
Subtotal	232,845	125,334	215,500	573,679	$186,602	$760,281

Revenue from leasing transactions and financing
Equipment sales	—	—	68,371	68,371
Rentals	—	—	21,432	21,432
Financing	—	—	96,799	96,799
Total revenue	$232,845	$125,334	$402,102	$760,281

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$70,831	$70,831
Products/services transferred over time	232,845	125,334	144,669	502,848
Total	$232,845	$125,334	$215,500	$573,679

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$59,739	$59,739	$205,217	$264,956
Supplies	—	—	142,261	142,261	—	142,261
Rentals	—	—	—	—	60,339	60,339
Financing	—	—	—	—	280,039	280,039
Support services	—	—	382,578	382,578	—	382,578
Business services	827,568	394,468	21,573	1,243,609	—	1,243,609
Subtotal	827,568	394,468	606,151	1,828,187	$545,595	$2,373,782

Revenue from leasing transactions and financing
Equipment sales	—	—	205,217	205,217
Rentals	—	—	60,339	60,339
Financing	—	—	280,039	280,039
Total revenue	$827,568	$394,468	$1,151,746	$2,373,782

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$202,000	$202,000
Products/services transferred over time	827,568	394,468	404,151	1,626,187
Total	$827,568	$394,468	$606,151	$1,828,187

	Nine Months Ended September 30, 2018
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Equipment sales	$—	$—	$64,482	$64,482	$224,836	$289,318
Supplies	—	—	165,853	165,853	—	165,853
Rentals	—	—	—	—	65,852	65,852
Financing	—	—	—	—	294,277	294,277
Support services	—	—	417,303	417,303	—	417,303
Business services	718,535	382,522	20,448	1,121,505	—	1,121,505
Subtotal	718,535	382,522	668,086	1,769,143	$584,965	$2,354,108

Revenue from leasing transactions and financing
Equipment sales	—	—	224,836	224,836
Rentals	—	—	65,852	65,852
Financing	—	—	294,277	294,277
Total revenue	$718,535	$382,522	$1,253,051	$2,354,108

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$230,335	$230,335
Products/services transferred over time	718,535	382,522	437,751	1,538,808
Total	$718,535	$382,522	$668,086	$1,769,143

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Our performance obligations are as follows:

Equipment sales and supplies: Performance obligations generally include the sale of mailing equipment, excluding sales-type leases, and supplies. We recognize revenue upon delivery for self-install equipment and supplies and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
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
Revenue from leasing transactions and financing includes revenue from equipment accounted for as sales-type leases and operating leases, finance income and late fees.

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2019	December 31, 2018	Increase (decrease)
Advance billings, current	Advance billings	$97,666	$111,829	$(14,163)
Advance billings, noncurrent	Other noncurrent liabilities	$1,413	$1,985	$(572)

Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on equipment and subscription services. Revenue is recognized ratably over the contract term.
The net decrease in advance billings at September 30, 2019 is due to revenue recognized during the period in excess of advance billings. Revenue recognized during the period includes $114 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.
Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance, meter services and other subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2019	2020	2021-2024	Total
SendTech Solutions	$77,171	$272,621	$421,746	$771,538
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Segment Information
Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. Global Ecommerce and Presort Services comprise the Commerce Services reporting group. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from products and services that enable domestic and cross-border ecommerce transactions, including shipping, fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.
SendTech Solutions: Includes the revenue and related expenses from sending technology solutions for physical mailing, digital mailing and shipping, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges, goodwill impairment charges and other items not allocated to a particular business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income.
Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Global Ecommerce	$278,995	$232,845	$827,568	$718,535
Presort Services	131,483	125,334	394,468	382,522
Commerce Services	410,478	358,179	1,222,036	1,101,057
SendTech Solutions	379,647	402,102	1,151,746	1,253,051
Total revenue	$790,125	$760,281	$2,373,782	$2,354,108

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Global Ecommerce	$(21,793)	$(14,330)	$(51,969)	$(28,034)
Presort Services	17,687	17,435	48,215	57,026
Commerce Services	(4,106)	3,105	(3,754)	28,992
SendTech Solutions	130,954	134,607	378,095	412,427
Total segment EBIT	126,848	137,712	374,341	441,419
Reconciliation of Segment EBIT to net income:
Unallocated corporate expenses	(58,277)	(40,988)	(160,283)	(141,321)
Restructuring charges and asset impairments, net	(47,017)	(6,099)	(56,616)	(18,771)
Interest, net	(39,730)	(37,437)	(117,758)	(122,484)
Other expense	(667)	(7,964)	(18,350)	(7,964)
Transaction costs	(707)	(36)	(2,573)	(1,091)
Benefit (provision) for income taxes	24,895	2,468	13,351	(17,235)
Income from continuing operations	5,345	47,656	32,112	132,553
(Loss) income from discontinued operations, net of tax	(8,470)	32,621	(14,199)	59,289
Net (loss) income	$(3,125)	$80,277	$17,913	$191,842

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
In August 2019, we entered into a definitive agreement to sell our Software Solutions business for $700 million, subject to certain adjustments. The transaction is subject to customary closing conditions, and we expect it to be completed by the end of 2019.
The operating results of the Software Solutions business are now reported as discontinued operations. Discontinued operations also includes our Document Messaging Technology production mail business and supporting software (Production Mail Business) that was sold in July 2018.
Selected financial information of discontinued operations is as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$73,620	$—	$73,620	$75,743	$19,557	$95,300

Earnings (loss) from discontinued operations	$8,633	$—	$8,633	$4,533	$(1,316)	$3,217
(Loss) gain on sale (including transaction costs)	(12,447)	(5,710)	(18,157)	—	86,640	86,640
(Loss) income from discontinued operations before taxes	$(3,814)	$(5,710)	(9,524)	$4,533	$85,324	89,857
Tax (benefit) provision			(1,054)			57,236
(Loss) income from discontinued operations, net of tax			$(8,470)			$32,621

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$219,144	$—	$219,144	$243,738	$211,000	$454,738

Earnings (loss) from discontinued operations	$13,334	$(663)	$12,671	$28,497	$20,304	$48,801
(Loss) gain on sale (including transaction costs)	(14,211)	(14,967)	(29,178)	—	77,863	77,863
(Loss) income from discontinued operations before taxes	$(877)	$(15,630)	(16,507)	$28,497	$98,167	126,664
Tax (benefit) provision			(2,308)			67,375
(Loss) income from discontinued operations, net of tax			$(14,199)			$59,289

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$—	$1,965
Accounts and other receivables, net	55,077	85,399
Inventories	—	855
Other current assets and prepayments	29,801	26,121
Property, plant and equipment, net	11,495	12,140
Rental property and equipment, net	—	179
Goodwill	430,995	434,160
Intangible assets	10,379	13,937
Operating lease asset	3,587	4,234
Other assets	27,079	23,833
Assets of discontinued operations	$568,413	$602,823

Accounts payable and accrued liabilities	$38,163	$42,896
Current operating lease liabilities	1,441	2,000
Advance billings	98,699	113,110
Other current liabilities	—	2,021
Noncurrent operating lease liabilities	1,823	1,943
Other noncurrent liabilities	16,908	12,828
Liabilities of discontinued operations	$157,034	$174,798

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Earnings per Share (EPS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$5,345	$47,656	$32,112	$132,553
(Loss) income from discontinued operations, net of tax	(8,470)	32,621	(14,199)	59,289
Net (loss) income (numerator for diluted EPS)	(3,125)	80,277	17,913	191,842
Less: Preference stock dividend	—	8	8	24
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(3,125)	$80,269	$17,905	$191,818
Denominator:
Weighted-average shares used in basic EPS	170,326	187,470	178,048	187,167
Dilutive effect of common stock equivalents	875	945	1,048	1,023
Weighted-average shares used in diluted EPS	171,201	188,415	179,096	188,190
Basic earnings (loss) per share (1):
Continuing operations	$0.03	$0.25	$0.18	$0.71
Discontinued operations	(0.05)	0.17	(0.08)	0.32
Net (loss) income	$(0.02)	$0.43	$0.10	$1.02
Diluted earnings (loss) per share (1):
Continuing operations	$0.03	$0.25	$0.18	$0.70
Discontinued operations	(0.05)	0.17	(0.08)	0.32
Net (loss) income	$(0.02)	$0.43	$0.10	$1.02

Anti-dilutive options excluded from diluted earnings per share:	16,182	12,195	16,166	12,097

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$18,683	$8,229
Supplies and service parts	24,283	21,841
Finished products	37,856	36,692
Inventory at FIFO cost	80,822	66,762
Excess of FIFO cost over LIFO cost	(4,483)	(4,483)
Total inventory, net	$76,339	$62,279

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

7. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies. Most loan receivables are generally due each month; however, clients may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Client acquisition costs are expensed as incurred.
Finance receivables at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,064,996	$215,110	$1,280,106	$1,110,898	$242,036	$1,352,934
Unguaranteed residual values	43,621	11,264	54,885	52,637	12,772	65,409
Unearned income	(331,085)	(63,121)	(394,206)	(383,453)	(55,113)	(438,566)
Allowance for credit losses	(11,172)	(2,217)	(13,389)	(10,252)	(2,356)	(12,608)
Net investment in sales-type lease receivables	766,360	161,036	927,396	769,830	197,339	967,169
Loan receivables
Loan receivables	285,163	28,100	313,263	300,319	29,270	329,589
Allowance for credit losses	(6,016)	(719)	(6,735)	(6,777)	(837)	(7,614)
Net investment in loan receivables	279,147	27,381	306,528	293,542	28,433	321,975
Net investment in finance receivables	$1,045,507	$188,417	$1,233,924	$1,063,372	$225,772	$1,289,144

Maturities of gross loan receivables and gross sales-type lease receivables at September 30, 2019 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2019	$132,964	$25,592	$158,556	$245,197	$28,100	$273,297
Year ending December 31, 2020	383,029	74,364	457,393	12,927	—	12,927
Year ending December 31, 2021	276,009	55,152	331,161	10,463	—	10,463
Year ending December 31, 2022	171,049	35,937	206,986	8,990	—	8,990
Year ending December 31, 2023	83,306	18,521	101,827	3,782	—	3,782
Thereafter	18,639	5,544	24,183	3,804	—	3,804
Total	$1,064,996	$215,110	$1,280,106	$285,163	$28,100	$313,263

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
We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. As of September 30, 2019, we believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the nine months ended September 30, 2019 and 2018 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,252	$2,356	$6,777	$837	$20,222
Amounts charged to expense	4,587	801	3,547	440	9,375
Write-offs and other	(3,667)	(940)	(4,308)	(558)	(9,473)
Balance at September 30, 2019	$11,172	$2,217	$6,016	$719	$20,124

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2018	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	7,037	829	4,896	331	13,093
Write-offs and other	(3,979)	(1,359)	(5,282)	(466)	(11,086)
Balance at September 30, 2018	$10,779	$2,264	$6,712	$885	$20,640

Aging of Receivables
The aging of gross finance receivables at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,032,400	$211,442	$280,114	$27,722	$1,551,678
> 90 days	32,596	3,668	5,049	378	41,691
Total	$1,064,996	$215,110	$285,163	$28,100	$1,593,369
Past due amounts > 90 days
Still accruing interest	$4,751	$1,074	$1,797	$53	$7,675
Not accruing interest	27,845	2,594	3,252	325	34,016
Total	$32,596	$3,668	$5,049	$378	$41,691

	December 31, 2018
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,069,290	$238,114	$294,126	$29,079	$1,630,609
> 90 days	41,608	3,922	6,193	191	51,914
Total	$1,110,898	$242,036	$300,319	$29,270	$1,682,523
Past due amounts > 90 days
Still accruing interest	$7,917	$1,111	$1,769	$72	$10,869
Not accruing interest	33,691	2,811	4,424	119	41,045
Total	$41,608	$3,922	$6,193	$191	$51,914

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
The table below shows the North America portfolio at September 30, 2019 and December 31, 2018 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	September 30, 2019	December 31, 2018
Sales-type lease receivables
Low	$853,156	$922,414
Medium	160,969	131,650
High	22,315	22,110
Not Scored	28,556	34,724
Total	$1,064,996	$1,110,898
Loan receivables
Low	$215,319	$238,620
Medium	53,176	43,952
High	5,379	5,947
Not Scored	11,289	11,800
Total	$285,163	$300,319

Lease Income
Lease income from sales-type leases for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Profit recognized at commencement (1)	$38,086	$38,204	$108,743	$125,133
Interest income	56,522	60,653	174,045	183,340
Total lease income from sales-type leases	$94,608	$98,857	$282,788	$308,473
(1) Lease contracts do not include variable lease payments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2019	$9,092
Year ending December 31, 2020	30,986
Year ending December 31, 2021	15,600
Year ending December 31, 2022	6,886
Year ending December 31, 2023	3,154
Thereafter	412
Total	$66,130

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$347,515	$(164,336)	$183,179	$338,320	$(149,539)	$188,781
Software & technology	52,309	(38,517)	13,792	54,297	(35,325)	18,972
Trademarks & other	21,365	(18,621)	2,744	22,305	(16,858)	5,447
Total intangible assets	$421,189	$(221,474)	$199,715	$414,922	$(201,722)	$213,200

Amortization expense was $9 million and $10 million for the three months ended September 30, 2019 and 2018, respectively, and $27 million and $29 million for the nine months ended September 30, 2019 and 2018, respectively.
Future amortization expense as of September 30, 2019 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2019	$9,171
Year ending December 31, 2020	33,368
Year ending December 31, 2021	29,972
Year ending December 31, 2022	29,026
Year ending December 31, 2023	26,188
Thereafter	71,990
Total	$199,715

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the nine months ended September 30, 2019 are shown in the table below.

	December 31, 2018	Acquisition/(divestiture)	Currency impact	September 30, 2019
Global Ecommerce	$609,431	$—	$—	$609,431
Presort Services	207,465	5,064	—	212,529
Commerce Services	816,896	5,064	—	821,960
SendTech Solutions	515,455	(10,490)	(9,888)	495,077
Total goodwill	$1,332,351	$(5,426)	$(9,888)	$1,317,037

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / certificates of deposit	$157,114	$260,383	$—	$417,497
Equity securities	—	21,814	—	21,814
Commingled fixed income securities	1,655	20,819	—	22,474
Government and related securities	71,908	18,079	—	89,987
Corporate debt securities	—	73,332	—	73,332
Mortgage-backed / asset-backed securities	—	74,718	—	74,718
Derivatives
Foreign exchange contracts	—	729	—	729
Total assets	$230,677	$469,874	$—	$700,551
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,454)	$—	$(5,454)
Total liabilities	$—	$(5,454)	$—	$(5,454)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / certificates of deposit	$220,756	$391,891	$—	$612,647
Equity securities	—	19,133	—	19,133
Commingled fixed income securities	1,570	20,141	—	21,711
Government and related securities	98,790	9,787	—	108,577
Corporate debt securities	—	56,938	—	56,938
Mortgage-backed / asset-backed securities	—	98,334	—	98,334
Derivatives
Foreign exchange contracts	—	2,031	—	2,031
Total assets	$321,116	$598,255	$—	$919,371
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(735)	$—	$(735)
Total liabilities	$—	$(735)	$—	$(735)

Investment Securities
The valuation of investment securities is based on the market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:

•
Money Market Funds / Certificates of Deposit: Money market funds typically invest in government securities, certificates of deposit, commercial paper and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Certificates of deposit typically invest with financial institutions and have specific maturity dates and a fixed rate of return, and are classified as Level 2. Direct investments in commercial paper, classified as Level 2, comprised 3% of the December 2018 balance.

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with unrealized holding gains and losses, net of tax, recorded in accumulated other comprehensive income (AOCI). Available-for-sale investment securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-for-sale securities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$88,050	$1,946	$(47)	$89,949
Corporate debt securities	71,763	1,907	(338)	73,332
Commingled fixed income securities	1,666	—	(11)	1,655
Mortgage-backed / asset-backed securities	73,777	1,269	(328)	74,718
Total	$235,256	$5,122	$(724)	$239,654

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$109,776	$47	$(1,336)	$108,487
Corporate debt securities	58,714	4	(1,780)	56,938
Commingled fixed income securities	1,637	—	(67)	1,570
Mortgage-backed / asset-backed securities	100,186	167	(2,019)	98,334
Total	$270,313	$218	$(5,202)	$265,329

The aggregate unrealized holding losses of investment securities in a loss position at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$35,784	$360	$48,318	$847
Greater than 12 continuous months	28,235	364	177,331	4,355
Total	$64,019	$724	$225,649	$5,202

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at September 30, 2019 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$39,047	$39,133
After 1 year through 5 years	58,494	59,246
After 5 years through 10 years	69,077	70,267
After 10 years	68,638	71,008
Total	$235,256	$239,654

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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At both September 30, 2019 and December 31, 2018, we had outstanding contracts associated with these anticipated transactions with notional amounts of $8 million.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties in the three months ended September 30, 2019.
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

The fair value of derivative instruments at September 30, 2019 and December 31, 2018 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$113	$61
	Accounts payable and accrued liabilities	(52)	(104)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	616	1,970
	Accounts payable and accrued liabilities	(5,402)	(631)

	Total derivative assets	$729	$2,031
	Total derivative liabilities	(5,454)	(735)
	Total net derivative (liability) asset	$(4,725)	$1,296

Amounts included in AOCI at September 30, 2019 related to derivative instruments will be recognized in earnings within the next 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2019	2018		2019	2018
Foreign exchange contracts	$156	$(42)	Revenue	$(98)	$(38)
			Cost of sales	54	52
Interest rate swap	—	(824)	Interest Expense	—	—
	$156	$(866)		$(44)	$14

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2019	2018		2019	2018
Foreign exchange contracts	$181	$111	Revenue	$(23)	$38
			Cost of sales	99	(33)
Interest rate swap	—	(1,776)	Interest Expense	—	—
	$181	$(1,665)		$76	$5

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments for the three and nine months ended September 30, 2019 and 2018. All outstanding contracts at September 30, 2019 mature within 12 months.

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$(11,385)	$(1,948)

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$(6,181)	$(20,344)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2019, we had no cash collateral posted.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximate fair value because of the short maturity of these instruments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The carrying value and estimated fair value of our debt at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Carrying value	$3,069,091	$3,265,608
Fair value	$2,953,853	$3,003,678

10. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves for the nine months ended September 30, 2019 and 2018 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	12,498	845	13,343
Cash payments	(16,362)	(2,483)	(18,845)
Balance at September 30, 2019	$9,777	$170	$9,947

Balance at January 1, 2018	$42,151	$1,569	$43,720
Expenses, net	13,637	5,134	18,771
Cash payments	(37,492)	(1,750)	(39,242)
Balance at September 30, 2018	$18,296	$4,953	$23,249

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months.
Asset Impairments
Asset impairment charges were $42 million for the nine months ended September 30, 2019 and primarily include the impairment of capitalized software costs related to the development of a new enterprise resource planning (ERP) system in our international markets.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Debt
Total debt at September 30, 2019 and December 31, 2018 consisted of the following:

	Interest rate	September 30, 2019	December 31, 2018
Notes due September 2020	4.125%	$300,000	$300,000
Notes due October 2021	3.875%	600,000	600,000
Notes due May 2022	4.625%	400,000	400,000
Notes due April 2023	4.95%	400,000	400,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	427,500	630,000
Other debt		5,158	5,297
Principal amount		3,093,499	3,296,138
Less: unamortized costs, net		24,408	30,530
Total debt		3,069,091	3,265,608
Less: current portion long-term debt		501,728	199,535
Long-term debt		$2,567,363	$3,066,073

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. In April 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. As a result, the interest rates on the May 2022 notes and September 2020 notes increased 0.25% since December 31, 2018, and the interest rates on the October 2021 notes and April 2023 increased 0.25% on October 1, 2019.
During 2019, we repaid $38 million of principal related to our term loans. In September 2019, we repaid the remaining $165 million of our $200 million term loan and recorded a loss of $1 million on the early redemption of debt.

In November 2019, we repaid the $150 million term loan due November 2019 and the remaining balance of the $300 million term loan due December 2020, secured a new five-year $400 million term loan and replaced our revolving credit facility scheduled to mature in January 2021 for $500 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Service cost	$20	$23	$385	$567	$242	$298
Interest cost	15,792	15,363	4,435	4,434	1,646	1,676
Expected return on plan assets	(23,182)	(25,281)	(8,340)	(8,730)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	58	(18)	80	112
Amortization of net actuarial loss	6,537	7,851	1,543	1,807	507	338
Settlement	1,477	796	—	—	—	339
Net periodic benefit cost (income)	$629	$(1,263)	$(1,921)	$(1,942)	$2,475	$2,763
Contributions to benefit plans	$3,350	$2,479	$652	$661	$4,628	$4,442

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Service cost	$62	$69	$1,157	$1,731	$725	$1,109
Interest cost	47,378	46,087	13,231	13,721	4,937	4,888
Expected return on plan assets	(69,545)	(75,815)	(25,609)	(27,045)	—	—
Amortization of transition credit	—	—	(5)	(5)	—	—
Amortization of prior service (credit) cost	(45)	(45)	181	(54)	241	287
Amortization of net actuarial loss	19,610	23,555	4,727	5,590	1,521	2,153
Settlement (1)	2,278	796	397	—	—	339
Net periodic benefit (income) cost	$(262)	$(5,353)	$(5,921)	$(6,062)	$7,424	$8,776
Contributions to benefit plans	$7,401	$5,674	$9,740	$10,640	$13,841	$13,552

(1) Approximately $1.4 million and $1.0 million of total settlement charges were recorded in restructuring charges and discontinued operations, respectively, for the nine months ended September 30, 2019.

13. Income Taxes
The effective tax rate for the three months ended September 30, 2019 and 2018 was 127.3% and (5.5)%, respectively. The effective tax rate for the three months ended September 30, 2019 includes a benefit of $23 million from the release of a foreign valuation allowance. The effective tax rate for the three months ended September 30, 2018 includes a benefit from the resolution of certain tax examinations of $7 million and a benefit of $8 million related to the re-measurement of deferred tax assets and liabilities and revisions of the U.S. tax on unremitted earnings of our foreign subsidiaries.
The effective tax rate for the nine months ended September 30, 2019 and 2018 was (71.2)% and 11.5%, respectively. The effective tax rate for the nine months ended September 30, 2019 includes a benefit of $23 million from the release of a foreign valuation allowance as well as a $2 million tax on the $18 million book loss from Market Exits, primarily due to nondeductible basis differences. The effective tax rate for the nine months ended September 30, 2019 and 2018 includes a benefit of $6 million and $13 million, respectively, from the resolution of certain tax examinations. The effective tax rate for the nine months ended September 30, 2018 also includes a benefit of

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

$17 million related to the re-measurement of deferred tax assets and liabilities and revisions of the U.S. tax on unremitted earnings of our foreign subsidiaries.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 30% of our unrecognized tax benefits.
The Internal Revenue Service (IRS) examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2015 are closed to audit. Other significant jurisdictions include France (closed through 2014), Germany (closed through 2016) and the U.K. (except for an item under appeal, closed through 2016). We also have other less significant tax filings currently subject to examination.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows as of September 30, 2019. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
In August 2018, the Company, certain of its directors, officers and several banks who served as underwriters, were named as defendants in City of Livonia Retiree Health and Disability Benefits Plan v. Pitney Bowes Inc. et al., a putative class action lawsuit filed in Connecticut state court. The complaint asserts claims under the Securities Act of 1933, as amended, on behalf of those who purchased notes issued by the Company in connection with a September 13, 2017 offering, alleging, among other things, that the Company failed to make certain disclosures relating to components of its third quarter 2017 performance at the time of the notes offering. The complaint seeks compensatory damages and other relief. On October 24, 2019, the court granted the defendants' motions to strike the complaint for failure to state a claim.
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

Beginning on October 12, 2019, we were affected by a malware attack ("the attack") that encrypted information on some systems and disrupted client access to our services. Upon discovering the unauthorized access, we took immediate actions to contain and remediate the malware attack. We engaged third-party cybersecurity experts and informed various law enforcement agencies. We have identified the malware that affected our systems as the Ryuk virus, which specifically targets Microsoft Windows based operating systems. Our financial information is not stored on a Microsoft Windows operating system, and was therefore not affected. Additionally, the backup data storage systems for virtually all our client, employee and other business data was not impacted by the attack. Based on the work performed to date, we do not believe that any sensitive or confidential client or employee data has been improperly accessed or extracted from our network. We have made substantial progress in bringing critical systems back online, re-enabling client access to our services and restoring access to data that was encrypted. We maintain insurance coverage for these types of incidents and have been working with our carriers throughout the attack. It is not yet possible to reasonably estimate the impact on our financial results or the extent to which we will receive reimbursement from our insurers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

15. Leased Assets and Liabilities
We lease real estate and equipment under operating and finance lease agreements. Our leases have terms of up to 15 years, some of which include the option to extend the lease for up to 5 years. At lease commencement, a lease liability and corresponding right-of-use asset is recognized. Lease liabilities represent the present value of future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. Lease payments include all fixed payments and variable payments tied to an index. Variable payments excluded from the right-of-use asset and lease liability primarily include common area maintenance charges, property taxes, insurance and mileage. The present value of our lease liability is determined using our incremental borrowing rate at lease inception. Information regarding our operating and financing leases are as follows:

Leases	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets
Operating	Operating lease assets	$172,617	$152,554
Finance	Property, plant and equipment, net	11,250	10,683
Total leased assets		$183,867	$163,237

Liabilities
Operating	Current operating lease liabilities	$34,091	$35,208
	Noncurrent operating lease liabilities	148,125	125,294
Finance	Accounts payable and accrued liabilities	2,773	2,708
	Other noncurrent liabilities	7,589	7,054
Total lease liabilities		$192,578	$170,264

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2019	2018	2019	2018
Operating lease expense	$12,347	$12,395	$34,750	$33,835
Finance lease expense
Amortization of leased assets	838	692	2,529	1,934
Interest on lease liabilities	172	135	520	378
Variable lease expense	4,969	4,272	18,821	16,486
Sublease income	(381)	(680)	(1,726)	(1,132)
Total expense	$17,945	$16,814	$54,894	$51,501

Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
Remaining for year ending December 31, 2019	$11,233	$907	$12,140
Year ending December 31, 2020	42,292	3,242	45,534
Year ending December 31, 2021	35,970	2,850	38,820
Year ending December 31, 2022	27,799	2,278	30,077
Year ending December 31, 2023	21,392	1,626	23,018
Thereafter	88,779	983	89,762
Total	227,465	11,886	239,351
Less: present value discount	45,249	1,524	46,773
Lease liability	$182,216	$10,362	$192,578

Operating leases exclude $28 million of minimum lease payments for leases signed but not yet commenced at September 30, 2019.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Lease Term and Discount Rate	September 30, 2019	December 31, 2018
Weighted-average remaining lease term
Operating leases	7.5 years	7.2 years
Finance leases	4.0 years	4.1 years
Weighted-average discount rate
Operating leases	5.9%	4.5%
Finance leases	6.7%	6.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Information	2019	2018	2019	2018
Operating cash outflows - operating leases	$10,440	$12,319	$32,041	$33,075
Operating cash outflows - finance leases	$172	$135	$520	$378
Financing cash outflows - finance leases	$758	$630	$2,278	$1,786

Leased assets obtained in exchange for new lease obligations
Operating leases	$3,123	$26,134	$51,504	$33,128
Finance leases	$1,124	$2,983	$3,227	$4,143

16. Stockholders’ Equity
Changes in stockholders’ equity for the three months ended September 30, 2019 and 2018 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2019	$—	$—	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972
Net loss	—	—	—	—	(3,125)	—	—	(3,125)
Other comprehensive loss	—	—	—	—	—	(18,774)	—	(18,774)
Dividends paid ($0.05 per common share)	—	—	—	—	(8,508)	—	—	(8,508)
Issuance of common stock	—	—	—	(10,146)	—	—	11,291	1,145
Conversion to common stock	—	—	—	(246)	—	—	246	—
Stock-based compensation expense	—	—	—	6,702	—	—	—	6,702
Repurchase of common stock	—	—	—	—	—	—	(5,000)	(5,000)
Balance at September 30, 2019	$—	$—	$323,338	$101,651	$5,270,741	$(926,452)	$(4,743,866)	$25,412

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2018	$1	$415	$323,338	$122,732	$5,103,588	$(811,804)	$(4,689,309)	$48,961
Net income	—	—	—	—	80,277	—	—	80,277
Other comprehensive income	—	—	—	—	—	5,639	—	5,639
Dividends paid ($0.1875 per common share)	—	—	—	—	(35,183)	—	—	(35,183)
Issuance of common stock	—	—	—	(11,190)	—	—	12,909	1,719
Conversion to common stock	—	(12)	—	(242)	—	—	254	—
Stock-based compensation expense	—	—	—	6,618	—	—	—	6,618
Balance at September 30, 2018	$1	$403	$323,338	$117,918	$5,148,682	$(806,165)	$(4,676,146)	$108,031

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in stockholders’ equity for the nine months ended September 30, 2019 and 2018 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net income	—	—	—	—	17,913	—	—	17,913
Other comprehensive income	—	—	—	—	—	22,509	—	22,509
Dividends paid ($0.15 per common share)	—	—	—	—	(26,854)	—	—	(26,854)
Issuance of common stock	—	—	—	(32,877)	—	—	32,289	(588)
Conversion to common stock	—	(130)	—	(2,804)	—	—	2,934	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	15,867	—	—	—	15,867
Repurchase of common stock	—	—	—	—	—	—	(105,000)	(105,000)
Balance at September 30, 2019	$—	$—	$323,338	$101,651	$5,270,741	$(926,452)	$(4,743,866)	$25,412

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2018	$1	$441	$323,338	$138,367	$5,074,343	$(794,940)	$(4,710,997)	$30,553
Cumulative effect of accounting change	—	—	—	—	(12,207)	—	—	(12,207)
Net income	—	—	—	—	191,842	—	—	191,842
Other comprehensive loss	—	—	—	—	—	(11,225)	—	(11,225)
Dividends paid ($0.5625 per common share)	—	—	—	—	(105,296)	—	—	(105,296)
Issuance of common stock	—	—	—	(35,457)	—	—	34,050	(1,407)
Conversion to common stock	—	(38)	—	(763)	—	—	801	—
Stock-based compensation expense	—	—	—	15,771	—	—	—	15,771
Balance at September 30, 2018	$1	$403	$323,338	$117,918	$5,148,682	$(806,165)	$(4,676,146)	$108,031

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

17. Accumulated Other Comprehensive Income
Reclassifications out of AOCI for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Amount Reclassified from AOCI (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Losses) gains on cash flow hedges
Revenue	$(98)	$(38)	$(23)	$38
Cost of sales	54	52	99	(33)
Interest expense, net	—	(825)	—	(1,839)
Total before tax	(44)	(811)	76	(1,834)
Income tax benefit (provision)	11	206	(19)	468
Net of tax	$(33)	$(605)	$57	$(1,366)

Gains (losses) on available for sale securities
Interest expense, net	$146	$(40)	$42	$150
Income tax (provision) benefit	(37)	10	(11)	(38)
Net of tax	$109	$(30)	$31	$112

Pension and Postretirement Benefit Plans (2)
Transition credit	$2	$2	$5	$5
Prior service costs	(123)	(79)	(377)	(188)
Actuarial losses	(8,587)	(9,996)	(25,858)	(31,298)
Settlements	(1,477)	(1,135)	(2,675)	(1,135)
Total before tax	(10,185)	(11,208)	(28,905)	(32,616)
Income tax benefit	2,633	2,399	7,406	7,766
Net of tax	$(7,552)	$(8,809)	$(21,499)	$(24,850)

(1)	Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

(2)	Reclassified from AOCI into other components of net pension and postretirement cost (see Note 12 for additional details).

Changes in AOCI for the nine months ended September 30, 2019 and 2018 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income (loss) before reclassifications (1)	135	7,547	—	(6,584)	1,098
Reclassifications into earnings (1), (2)	(57)	(31)	21,499	—	21,411
Net other comprehensive income (loss)	78	7,516	21,499	(6,584)	22,509
Balance at September 30, 2019	$269	$4,455	$(824,962)	$(106,214)	$(926,452)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2018	$(406)	$1,597	$(748,800)	$(47,331)	$(794,940)
Other comprehensive loss before reclassifications (1)	(593)	(6,402)	—	(30,334)	(37,329)
Reclassifications into earnings (1), (2)	1,366	(112)	24,850	—	26,104
Net other comprehensive income (loss)	773	(6,514)	24,850	(30,334)	(11,225)
Balance at September 30, 2018	$367	$(4,917)	$(723,950)	$(77,665)	$(806,165)
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	expenses and potential impact on client relationships resulting from the October 2019 malware attack that affected the Company's operations

•	a breach of security, including a future cyber-attack or other comparable event

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	changes in, or loss of, our contractual relationships with the U.S. Postal Service (USPS) or posts in other major markets

•	changes in postal regulations

•	competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors

•	the United Kingdom's potential exit from the European Union (Brexit)

•	our success in developing and marketing new products and services and obtaining regulatory approvals, if required

•	changes in banking regulations or the loss of our Industrial Bank charter

•	changes in labor conditions and transportation costs

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates and interest rates

•	changes in global political conditions and international trade policies, including the imposition or expansion of trade tariffs

•	third-party suppliers' ability to provide products and services required by our clients

•	our success at managing the relationships with outsource providers, including the costs of outsourcing functions and operations

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our success at managing customer credit risk

•	integrating newly acquired businesses, including operations and product and service offerings

•	our ability to continue to grow volumes to gain additional economies of scale

•	the loss of some of our larger clients in our Commerce Services group

•	intellectual property infringement claims

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies from tax audits and changes in tax laws, rulings or regulations

•	the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks

•	acts of nature

Overview
Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases, using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements. Accordingly, prior period financial results have been recast. In January 2019, we also sold the direct operations and moved to a dealer model in six smaller markets within the SendTech Solutions segment (Market Exits).
In the quarter, we recast our segment reporting to combine North America Mailing and International Mailing into the Sending Technology Solutions (SendTech Solutions) segment to reflect how we manage these operations and the products and services provided to our clients.
In August 2019, we entered into a definitive agreement to sell our Software Solutions business for $700 million, subject to certain adjustments. We anticipate net proceeds from the sale, after closing costs, transaction fees and taxes, to be approximately $625 million and will use a majority of these proceeds to repay debt. The transaction is expected to be completed by the end of the year. The Software Solutions business is now reported as a discontinued operation in our Condensed Consolidated Financial Statements and prior periods have been recast to conform to the current period presentation.
Financial Results Summary - Three Months Ended September 30:

	2019	2018	Change
Revenue	$790,125	$760,281	4%
Segment earnings before interest and taxes (EBIT)	$126,848	$137,712	(8)%
Income from continuing operations	$5,345	$47,656	(89)%
Diluted earnings per share - continuing operations	$0.03	$0.25	(88)%

Revenue increased 4% from the prior year period, and 6% excluding the impact from Market Exits. The increase was driven by a 15% increase in Business services revenue due to growth in Commerce Services partially offset by an 11% decrease in Supplies revenue, a 9% decrease in Support services revenue and a 6% decrease in Financing revenue, driven by overall declines in our SendTech Solutions shipping and mailing business.
On a segment basis, Global Ecommerce revenue increased 20% and Presort Services revenue increased 5%, partially offset by a decline in SendTech Solutions revenue of 6%. Excluding currency and Market Exits, SendTech Solutions revenue decreased 3%. Commerce Services was the largest contributor of revenue and accounted for 52% of revenue for the current quarter compared to 47% from the prior year period.
Segment EBIT declined 8% from the prior year period. Global Ecommerce reported an EBIT loss of $22 million compared to a loss of $14 million in the prior year, primarily driven by a decline in margins as the mix of business continues to shift to faster growing, but lower margin services. Presort Services EBIT was relatively flat compared to the prior year period, primarily due to higher volumes and labor cost per unit improvement, offset by higher costs. SendTech Solutions EBIT declined 3% due to the decline in revenue and impact of Market Exits.
Income from continuing operations declined in the quarter, primarily due to higher restructuring and asset impairment charges and a decline in gross margins, partially offset by a tax benefit from the release of a foreign valuation allowance.

Financial Results Summary - Nine Months Ended September 30:

	2019	2018	Change
Revenue	$2,373,782	$2,354,108	1%
Segment earnings before interest and taxes (EBIT)	$374,341	$441,419	(15)%
Income from continuing operations	$32,112	$132,553	(76)%
Diluted earnings per share - continuing operations	$0.18	$0.70	(74)%
Net cash provided by operations	$182,284	$258,570	(30)%

Revenue increased 1% from the prior year period, and 3% excluding the unfavorable impact from Market Exits. Business services revenue increased 11% due to growth in Commerce Services, but was partially offset by declines in all other revenue lines driven by a decline in our SendTech Solutions shipping and mailing business.
On a segment basis, Global Ecommerce revenue increased 15% and Presort Services revenue increased 3%, which was partially offset by a decline in SendTech Solutions revenue of 8% in total and 5% excluding the impact of Market Exits and currency.

Segment EBIT declined 15% from the prior year period. Global Ecommerce reported an EBIT loss of $52 million compared to a loss of $28 million in the prior year, and Presort Services EBIT declined 15%. The decline in Global Ecommerce was primarily driven by a decline in margins resulting from a shift in the mix of business to faster growing, but lower margin services. The decline in Presort Services was primarily due to higher consulting fees, transportation costs and bad debt expense, partially offset by labor cost per unit improvement. SendTech EBIT declined 8% due to the decline in revenue, lower margins attributable in part to increased costs from tariffs and a charge related to a SendPro C tablet replacement program to address an underlying battery longevity issue.
Income from continuing operations declined compared to the prior year period, primarily due to higher restructuring and asset impairment charges, lower margins, a loss of $18 million from Market Exits, primarily due to the write-off of cumulative translation adjustments and a tax benefit from the release of a foreign valuation allowance.

Outlook
We are creating a more focused and streamlined portfolio that is shifting to higher growth markets. We continue to invest in market opportunities and new services and solutions across all our businesses and optimize our cost structure to drive long-term value. We expect revenue to continue to grow as we transform our portfolio and margins to improve as we build scale and realize the full benefits of our investments.
Within Global Ecommerce, we expect continued revenue growth from the expansion of our domestic parcel business and shipping solutions. We anticipate higher shipping volumes in the fourth quarter as we enter the holiday season. We are implementing organizational changes designed to reduce costs and improve margins and profitability. With Presort Services, we expect revenue and EBIT growth from higher volumes, improving margins and operational efficiencies.
Within SendTech Solutions, we expect the magnitude of the revenue decline to be mitigated by the introduction of new services and products, opportunities through natural adjacencies in the business, sales of our SendPro C product and expanded third-party equipment financing alternatives. We expect trade tariffs to continue to adversely impact EBIT and equipment sales margins.
Beginning on October 12, 2019, we were affected by a malware attack ("the attack") that encrypted information on some systems and disrupted client access to our services. Upon discovering the unauthorized access, we took immediate actions to contain and remediate the malware attack. We engaged third-party cybersecurity experts and informed various law enforcement agencies. We have identified the malware that affected our systems as the Ryuk virus, which specifically targets Microsoft Windows based operating systems. Our financial information is not stored on a Microsoft Windows operating system, and was therefore not affected. Additionally, the backup data storage systems for virtually all our client, employee and other business data was not impacted by the attack. Based on the work performed to date, we do not believe that any sensitive or confidential client or employee data has been improperly accessed or extracted from our network. We have made substantial progress in bringing critical systems back online, re-enabling client access to our services and restoring access to data that was encrypted.
We have incurred and will continue to incur costs to remediate this attack, determine how unauthorized users gained access to our systems and implement enhanced security features and monitoring procedures. Our fourth quarter operating results will be adversely affected as we were unable to provide revenue-generating services to some of our clients for a few days and we will incur additional costs including, but not limited to, costs to meet client service level agreements, consulting fees and hardware replacement costs. We maintain insurance coverage for these types of incidents and have been working with our carriers throughout the attack. It is not yet possible to reasonably estimate the impact on our financial results or the extent to which we will receive reimbursement from our insurers.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Actual % change	Constant Currency % change	2019	2018	Actual % change	Constant currency % change
Equipment sales	$89,618	$88,799	1%	2%	$264,956	$289,318	(8)%	(7)%
Supplies	44,818	50,403	(11)%	(10)%	142,261	165,853	(14)%	(13)%
Rentals	19,737	21,432	(8)%	(7)%	60,339	65,852	(8)%	(7)%
Financing	90,577	96,799	(6)%	(6)%	280,039	294,277	(5)%	(4)%
Support services	126,274	138,055	(9)%	(8)%	382,578	417,303	(8)%	(7)%
Business services	419,101	364,793	15%	15%	1,243,609	1,121,505	11%	11%
Total revenue	$790,125	$760,281	4%	4%	$2,373,782	$2,354,108	1%	2%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2019	2018	2019	2018	2019	2018	2019	2018
Cost of equipment sales	$59,859	$52,209	66.8%	58.8%	$182,094	$173,626	68.7%	60.0%
Cost of supplies	12,225	13,967	27.3%	27.7%	37,533	46,652	26.4%	28.1%
Cost of rentals	5,090	9,174	25.8%	42.8%	23,223	30,386	38.5%	46.1%
Financing interest expense	11,026	10,849	12.2%	11.2%	33,433	33,107	11.9%	11.3%
Cost of support services	41,086	45,872	32.5%	33.2%	123,453	134,204	32.3%	32.2%
Cost of business services	338,519	287,237	80.8%	78.7%	1,003,483	872,183	80.7%	77.8%
Total cost of revenue	$467,805	$419,308	59.2%	55.2%	$1,403,219	$1,290,158	59.1%	54.8%
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
Equipment sales in the quarter increased 1% as reported and 2% at constant currency, primarily due to a large deal in France. Equipment sales in the first nine months of 2019 decreased 8% as reported and 7% at constant currency, primarily due to lower sales of our bottom-of-the-line products. Market Exits had an adverse effect on equipment sales of 2% in both the quarter and year-to-date periods.
Supplies revenue decreased 11% as reported and 10% at constant currency in the quarter and 14% as reported and 13% at constant currency in the first nine months of 2019. Market Exits accounted for 4% of the decline in both the quarter and year-to-date periods, and the remainder of the decrease was due to a worldwide decline in our shipping and mailing business.
Rentals revenue decreased 8% as reported and 7% at constant currency both in the quarter and year-to-date periods, primarily due to a worldwide decline in our meter population.
Financing revenue decreased 6% in the quarter and 5% as reported and 4% at constant currency in the first nine months of 2019, primarily due to a declining portfolio. Market Exits accounted for 1% of the decline in both the quarter and year-to-date periods.
Support services revenue decreased 9% as reported and 8% at constant currency in the quarter and 8% as reported and 7% at constant currency in the first nine months of 2019, primarily due to a worldwide decline in our meter population.
Business services revenue increased 15% in the quarter and 11% in the first nine months of 2019, primarily due to growth in domestic parcel and shipping solutions volumes and mail volumes at Presort Services.

Cost of Revenue - 2019 compared to 2018
Cost of revenue as a percent of revenue in the quarter increased to 59.2% from 55.2% in the prior year period. Cost of equipment sales as a percent of equipment revenue increased to 66.8% from 58.8%. Trade tariffs and higher engineering costs impacted equipment sales margins by 3 percentage points and 2 percentage points, respectively. The decline in equipment sales revenue primarily contributed to the remaining decline in margin. Cost of rentals as a percent of rentals revenue decreased to 25.8% from 42.8%, primarily due to a favorable adjustment to cost of rentals recorded in the current quarter. Cost of business services as a percent of business service revenue increased to 80.8% from 78.7% in the prior year period primarily due to a shift in the mix of business to faster growing, but lower-margin services, investments in market growth opportunities and higher fulfillment costs to bring on new clients.
Cost of revenue as a percent of revenue in the first nine months of 2019 increased to 59.1% from 54.8% in the prior year period. Cost of equipment sales as a percent of equipment revenue increased to 68.7% from 60.0%. A charge related to a SendPro C tablet replacement program to address an underlying battery longevity issue recorded in the first quarter adversely impacted equipment sales margins by 3 percentage points, trade tariffs reduced equipment sales margins 2 percentage points and higher engineering costs adversely impacted equipment sales margins by one percentage point. The remaining decline in margin was due to the decrease in revenue. Costs of rentals as a percent of rentals revenue decreased to 38.5% from 46.1%, primarily due to the favorable adjustment to cost of rentals recorded in the third quarter. Cost of business services as a percent of business service revenue increased to 80.7% from 77.8% in the prior year period primarily due to higher labor, transportation and postage costs, a shift in the mix of business to faster growing, but lower-margin services and investments in market growth opportunities.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Cost of financing expense as a percentage of finance revenue was relatively consistent in the quarter and year-to-date periods compared to the prior year periods.

Selling, general and administrative (SG&A)
SG&A expense of $254 million in the quarter increased 5% compared to the prior period, primarily due to higher employee-related costs of $10 million and higher bad debt expense of $2 million. SG&A expense of $757 million for the first nine months of 2019, was flat compared to the prior period.

Research and development (R&D)
R&D expense decreased 22% in the quarter primarily due to lower spending of $3 million in SendTech Solutions. R&D expense decreased 14% in the year-to-date period, primarily due to lower spending of $3 million in both Global Ecommerce and SendTech Solutions.

Restructuring charges and asset impairments, net
Restructuring charges and asset impairments, net in the three and nine months ended September 30, 2019 were $47 million and $57 million, respectively. Restructuring related charges for the three and nine months ended September 30, 2019 were $6 million and $15 million, respectively.

Asset impairment charges for the three and nine months ended September 30, 2019 were $41 million and $42 million, respectively, and primarily include the write-off of capitalized software costs related to the development of a new enterprise resource planning (ERP) system in our international markets. As a result of the sale of our Production Mail business in 2018, the January 2019 Market Exits and the pending sale of our Software Solutions business, our international footprint has been significantly reduced. Accordingly, we re-evaluated our international strategy. In the third quarter, we decided to permanently cease the development and implementation of this ERP system and recorded an impairment charge to write-off the investment.

Restructuring charges and asset impairments, net in the three and nine months ended September 30, 2018 were $6 million and $19 million, respectively, and consisted of restructuring related charges. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Other expense
Other expense for the current quarter in 2019 represents a loss on the early extinguishment of debt. Other expense for the nine months ended September 30, 2019 also includes the loss on Market Exits of $18 million, primarily from the write-off of cumulative translation adjustments. Other expense for 2018 represents a loss on the early extinguishment of debt.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
Discontinued operations includes the our Software Solutions business and Document Messaging Technology production mail business and supporting software (Production Mail Business), which was sold in July 2018. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Business Segment Results

Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. Global Ecommerce and Presort Services comprise the Commerce Services reporting group. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from products and services that enable domestic and cross-border ecommerce transactions, including shipping, fulfillment and returns.
Presort Services: Includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.
SendTech Solutions: Includes the revenue and related expenses from sending technology solutions for physical mailing, digital mailing and shipping, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges, goodwill impairment charges and other items not allocated to a particular business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

Segment information for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Actual % change	Constant currency % change	2019	2018	Actual % change	Constant currency % change
Global Ecommerce	$278,995	$232,845	20%	20%	$827,568	$718,535	15%	16%
Presort Services	131,483	125,334	5%	5%	394,468	382,522	3%	3%
Commerce Services	410,478	358,179	15%	15%	1,222,036	1,101,057	11%	11%
SendTech Solutions	379,647	402,102	(6)%	(5)%	1,151,746	1,253,051	(8)%	(7)%
Total	$790,125	$760,281	4%	4%	$2,373,782	$2,354,108	1%	2%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
Global Ecommerce	$(21,793)	$(14,330)	(52)%	$(51,969)	$(28,034)	(85)%
Presort Services	17,687	17,435	1%	48,215	57,026	(15)%
Commerce Services	(4,106)	3,105	>(100%)	(3,754)	28,992	>(100%)
SendTech Solutions	130,954	134,607	(3)%	378,095	412,427	(8)%
Total Segment EBIT	$126,848	$137,712	(8)%	$374,341	$441,419	(15)%

Global Ecommerce
Global Ecommerce revenue increased 20% in the quarter across all platforms, but primarily due to 11% growth in domestic parcel and fulfillment volumes and 9% growth in shipping solutions volumes. EBIT loss for the quarter increased to $22 million compared to a loss of $14 million in the prior year period primarily driven by a decline in margins resulting from a shift in the mix of business to faster growing, but lower margin services, facility investments and higher incremental fulfillment costs to bring on new clients. The EBIT loss was partially offset by volume growth in shipping API labels.

Global Ecommerce revenue increased 15% as reported and 16% at constant currency in the first nine months of 2019 primarily due to growth in domestic parcel and shipping solutions volumes of 12% and 6%, respectively, partially offset by a decline of 2% in cross border volumes. EBIT for the first nine months of 2019 was a loss of $52 million compared to a loss of $28 million in the prior year period. The higher loss was primarily driven by a decline in margins resulting from a shift in the mix of business to fast growing, but lower margin services, investments in new facilities and marketing programs and higher transportation, fulfillment and labor costs.

Presort Services
Presort Services revenue increased 5% in the quarter. Volumes processed increased 6% primarily due to First Class and Marketing Mail; however, lower revenue per piece adversely impacted revenue by 1%. EBIT was relatively flat compared to the prior year period, driven by higher revenue and $4 million in lower labor costs per unit resulting from implemented productivity actions, offset by higher consulting fees of $1 million and higher investments in the business of $1 million.

Presort Services revenue increased 3% in the first nine months of 2019. Higher volumes of mail processed increased revenue 4%; however, lower revenue per piece adversely impacted revenue by 1%. EBIT decreased 15% in the first nine months of 2019. Higher consulting fees of $4 million, higher transportation costs of $3 million and higher bad debt expense of $2 million were partially offset by lower labor costs per unit of $4 million resulting from implemented productivity actions.

SendTech Solutions
SendTech Solutions revenue decreased 6% as reported and 5% at constant currency in the quarter, primarily due to:

•	2% from Market Exits;

•	2% from lower support services and 1% from lower supplies due to a declining meter population; and

•	1% from lower financing fees; offset by

•	1% from higher equipment sales primarily due to a large deal in France.

EBIT decreased 3% in the quarter, primarily due to a 7% decline in gross profit, driven by the decline in revenue, partially offset by lower operating expenses of $15 million.

SendTech Solutions revenue decreased 8% as reported and 7% at constant currency in the first nine months of 2019, primarily due to:

•	2% from Market Exits;

•	2% from lower support services and 1% from lower supplies due to a declining meter population;

•	1% from lower financing fees; and

•	1% from lower equipment sales primarily due to lower sales of our bottom-of-the-line products.

EBIT decreased 8% in first nine months of 2019, primarily due to a 10% decline in gross profit, primarily due to the decline in revenue, a charge of $9 million related to a SendPro C tablet replacement program to address an underlying battery longevity issue and higher costs from trade tariffs of $6 million, partially offset by lower operating expenses of $47 million from cost savings initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity through the capital markets will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $652 million at September 30, 2019 and $927 million at December 31, 2018. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.
Cash and cash equivalents held by our foreign subsidiaries were $154 million at September 30, 2019 and $189 million at December 31, 2018, and are generally used to support the liquidity needs of these subsidiaries.
Cash Flow Summary
Changes in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018	Change
Net cash provided by operating activities	$182,284	$258,570	$(76,286)
Net cash (used in) provided by investing activities	(201,681)	234,241	(435,922)
Net cash used in financing activities	(327,192)	(725,922)	398,730
Effect of exchange rate changes on cash and cash equivalents	(5,822)	(15,653)	9,831
Change in cash and cash equivalents	$(352,411)	$(248,764)	$(103,647)
Operating Activities
Cash provided by operating activities in the first nine months of 2019 declined $76 million compared to the prior year period. Cash flows from continuing operations decreased $24 million, primarily due to lower income from continuing operations of $100 million, partially offset by higher asset impairment charges of $38 million, lower restructuring payments of $20 million, a non-cash loss on Market Exits of $18 million, and working capital changes of $6 million, primarily related to the timing of payments of accounts payable and accrued liabilities. Cash flows from discontinued operations declined $53 million as we entered into an agreement to sell our Software Solutions business in August 2019 and sold the Production Mail Business in July 2018.

Investing Activities
Cash used in investing activities in the first nine months of 2019 was $202 million, consisting primarily of capital expenditures of $95 million, a $22 million use of cash for a Presort acquisition, and net purchases of $60 million from investment activities. Cash provided by investing activities in the first nine months of 2018 was $234 million, consisting primarily of proceeds of $340 million from the sale of the Production Mail Business, partially offset by capital expenditures of $105 million.

Financing Activities
In the first nine months of 2019, cash used in financing activities included $105 million to repurchase 18.6 million shares of common stock, debt repayments of $203 million and $27 million of common stock dividend payments.
In the first nine months of 2018, cash was used to repay $565 million of debt and pay dividends of $105 million. Cash used in financing activities was also impacted by the settlement of $46 million related to a timing difference between our investing excess cash at the subsidiary level and our funding of an intercompany transfer at year end.

Financings and Capitalization
Through September 30, 2019, we repaid the remaining $165 million of our $200 million term loan and made $38 million of scheduled payments under other term loans. In April 2019, Moody's lowered our corporate credit rating from Ba1 to Ba2. As a result, the interest rates on the May 2022 notes and September 2020 notes increased 0.25% since December 31, 2018, and the interest rates on the October 2021 notes and April 2023 increased 0.25% on October 1, 2019.
In November 2019, we repaid the $150 million term loan due November 2019 and the remaining balance of the $300 million term loan due December 2020, secured a new five-year $400 million term loan and replaced our revolving credit facility scheduled to mature in January 2021 for $500 million.
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion.

Dividends and Share Repurchases
In February 2019, our Board of Directors approved an incremental $100 million for share repurchases, raising our authorization level to $121 million. During the first nine months of 2019, we repurchased 18.6 million shares at an aggregate cost of $105 million. At September 30, 2019, we had remaining authorization to repurchase up to $16 million of our common shares. Also, during the first nine months of the year, we paid dividends of $27 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
In June 2019, we redeemed of all of the outstanding shares of 4% Convertible Cumulative Preferred Stock (Preferred Stock) and $2.12 Convertible Preference Stock (Preference Stock). The redemption of these shares did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements
At September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
The goodwill balance related to the Global Ecommerce reporting unit at September 30, 2019 was $609 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future.

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
With the participation of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2019.

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
The following table provides information about purchases of our common stock during the three months ended September 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
July 1, 2019 - July 31, 2019	1,160,123	$4.31	1,160,123	$16,022
August 1, 2019 - August 31, 2019	—	$—	—	$16,022
September 1, 2019 - September 30, 2019	—	$—	—	$16,022
	1,160,123	$—	1,160,123

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
2.1	Stock and Asset Purchase Agreement, dated as of August 23, 2019, between Pitney Bowes Inc. and Starfish Parent, LP* (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on August 27, 2019)	2.1
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10(a)	Second Amendment to the $150,000,000 Term Loan Facility, dated as of July 19, 2019, by and between the company and the Bank of Tokyo-Mitsubishi-UFJ, Ltd. (Exhibit 10(a))	10(a)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL. (included as Exhibit 101).
* Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 5, 2019

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)