Form 10-Q
period 2020-03-31
PITNEY BOWES INC /DE/
filed 2020-05-04
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-03579
PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

State of incorporation:	Delaware	I.R.S. Employer Identification No.	06-0495050

Address:	3001 Summer Street,		Stamford,	Connecticut	06926
Telephone Number:	(203)	356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	PBI	New York Stock Exchange
6.7% Notes due 2043	PBI.PRB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2020, 172,626,898 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Business services	$444,379	$406,545
Support services	122,015	128,599
Financing	89,078	97,043
Equipment sales	76,273	89,787
Supplies	45,709	50,953
Rentals	18,814	22,157
Total revenue	796,268	795,084
Costs and expenses:
Cost of business services	374,665	327,046
Cost of support services	39,760	41,847
Financing interest expense	12,489	11,364
Cost of equipment sales	57,359	63,665
Cost of supplies	12,240	13,550
Cost of rentals	6,378	9,715
Selling, general and administrative	248,633	261,669
Research and development	12,116	12,577
Restructuring charges	3,817	3,700
Goodwill impairment	198,169	—
Interest expense, net	25,883	27,602
Other components of net pension and postretirement income	(151)	(638)
Other expense, net	33,487	17,710
Total costs and expenses	1,024,845	789,807
(Loss) income from continuing operations before taxes	(228,577)	5,277
(Benefit) provision for income taxes	(10,030)	7,820
Loss from continuing operations	(218,547)	(2,543)
Income (loss) from discontinued operations, net of tax	10,064	(116)
Net loss	$(208,483)	$(2,659)
Basic (loss) earnings per share (1):
Continuing operations	$(1.28)	$(0.01)
Discontinued operations	0.06	—
Net loss	$(1.22)	$(0.01)
Diluted (loss) earnings per share (1):
Continuing operations	$(1.28)	$(0.01)
Discontinued operations	0.06	—
Net loss	$(1.22)	$(0.01)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(208,483)	$(2,659)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(2,817) and $924, respectively	(27,735)	21,368
Net unrealized (loss) gain on cash flow hedges, net of tax of $(58) and $56, respectively	(174)	163
Net unrealized gain on investment securities, net of tax of $434 and $964, respectively	1,308	2,816
Amortization of pension and postretirement costs, net of tax benefits of $2,650 and $2,649, respectively	8,870	6,636
Other comprehensive (loss) income, net of tax	(17,731)	30,983
Comprehensive (loss) income	$(226,214)	$28,324

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$663,072	$924,442
Short-term investments, reported at fair value	67,180	115,879
Accounts and other receivables (net of allowance of $29,444 and $17,830, respectively)	342,823	373,471
Short-term finance receivables (net of allowance of $23,104 and $12,556, respectively)	597,805	629,643
Inventories	71,848	68,251
Current income taxes	16,356	5,565
Other current assets and prepayments	111,104	101,601
Assets of discontinued operations	—	17,229
Total current assets	1,870,188	2,236,081
Property, plant and equipment, net	371,464	376,177
Rental property and equipment, net	40,264	41,225
Long-term finance receivables (net of allowance of $15,764 and $7,095 respectively)	601,547	625,487
Goodwill	1,125,035	1,324,179
Intangible assets, net	181,624	190,640
Operating lease assets	193,635	200,752
Noncurrent income taxes	73,186	71,903
Other assets (includes $280,083 and $232,938, respectively, reported at fair value)	436,487	400,456
Total assets	$4,893,430	$5,466,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$653,539	$793,690
Customer deposits at Pitney Bowes Bank	590,230	591,118
Current operating lease liabilities	36,085	36,060
Current portion of long-term debt	62,952	20,108
Advance billings	96,641	101,920
Current income taxes	3,070	17,083
Liabilities of discontinued operations	—	9,713
Total current liabilities	1,442,517	1,569,692
Long-term debt	2,567,010	2,719,614
Deferred taxes on income	275,815	274,435
Tax uncertainties and other income tax liabilities	36,096	38,834
Noncurrent operating lease liabilities	171,079	177,711
Other noncurrent liabilities	371,483	400,518
Total liabilities	4,864,000	5,180,804

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	69,553	98,748
Retained earnings	5,200,024	5,438,930
Accumulated other comprehensive loss	(857,874)	(840,143)
Treasury stock, at cost (151,947,224 and 152,888,969 shares, respectively)	(4,705,611)	(4,734,777)
Total stockholders’ equity	29,430	286,096
Total liabilities and stockholders’ equity	$4,893,430	$5,466,900

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(208,483)	$(2,659)
(Income) loss from discontinued operations, net of tax	(10,064)	116
Restructuring payments	(6,047)	(8,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring charges	3,817	3,700
Loss on disposition of businesses	—	17,710
Loss on extinguishment of debt	36,987	—
Depreciation and amortization	40,719	36,885
Goodwill impairment	198,169	—
Stock-based compensation	1,521	6,784
Allowance for credit losses	15,926	10,655
Amortization of debt fees	2,300	2,456
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	7,182	29,947
Decrease in finance receivables	18,843	43,388
Increase in inventories	(4,815)	(6,232)
Increase in other current assets and prepayments	(7,969)	(33,948)
Decrease in accounts payable and accrued liabilities	(104,556)	(14,986)
Increase (decrease) in current and noncurrent income taxes	10,797	(2,365)
(Decrease) increase in advance billings	(4,148)	878
Other, net	(18,658)	(15,612)
Net cash (used in) provided by operating activities - continuing operations	(28,479)	68,471
Net cash (used in) provided by operating activities - discontinued operations	(37,805)	1,257
Net cash (used in) provided by operating activities	(66,284)	69,728
Cash flows from investing activities:
Purchases of available-for-sale securities	(67,312)	—
Proceeds from sales/maturities of available-for-sale securities	24,102	31,404
Net activity from short-term and other investments	48,431	(1,778)
Capital expenditures	(25,778)	(27,694)
Acquisitions, net of cash acquired	(1,281)	(4,882)
Change in customer deposits at Pitney Bowes Bank	(888)	(23,036)
Other investing activities	(230)	(7,841)
Net cash used in investing activities - continuing operations	(22,956)	(33,827)
Net cash used in investing activities - discontinued operations	(2,502)	(1,060)
Net cash used in investing activities	(25,458)	(34,887)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	816,544	—
Principal payments of long-term debt	(932,600)	(12,541)
Premiums and fees paid to extinguish debt	(32,645)	—
Dividends paid to stockholders	(8,523)	(9,408)
Common stock repurchases	—	(39,142)
Other financing activities	(2,372)	(2,901)
Net cash used in financing activities	(159,596)	(63,992)
Effect of exchange rate changes on cash and cash equivalents	(10,032)	794
Change in cash and cash equivalents	(261,370)	(28,357)
Cash and cash equivalents at beginning of period	924,442	867,262
Cash and cash equivalents at end of period	$663,072	$838,905

Cash interest paid	$44,891	$33,393
Cash income tax payments, net of refunds	$13,270	$10,071

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a global technology company providing commerce solutions that power billions of transactions. Clients around the world rely on the accuracy and precision delivered by our equipment, solutions, analytics, and application programming interface technology in the areas of ecommerce fulfillment, shipping and returns, cross-border ecommerce, office mailing and shipping, presort services and financing. Pitney Bowes Inc. was incorporated in the state of Delaware in 1920. For more information about us, our products, services and solutions, visit www.pitneybowes.com.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020, particularly in light of the novel coronavirus pandemic (COVID-19) and its effects on domestic and global businesses and economies. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Certain prior year amounts have been reclassified to conform to the current year presentation.
In August 2019, we entered into a definitive agreement to sell our Software Solutions business and recast prior periods to reflect the operating results of the Software Solutions business as discontinued operations. The sale was completed in December 2019, with the exception of the software business in Australia, which closed in January 2020. See Note 4 for additional information.
Accounts and other receivables includes other receivables of $71 million at March 31, 2020 and $91 million at December 31, 2019. In January 2019, we sold the direct operations and moved to a dealer model in six smaller international markets (Market Exits) within Sending Technology Solutions (SendTech Solutions). In connection with the sale, we recognized a receivable for the transfer of the lease portfolio in these international markets of $24 million.

Risks and Uncertainties
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Through the end of February 2020, consolidated revenue was trending in line with our expectations versus the same two-month period in 2019. Beginning in March, COVID-19 and its impacts on global economies and businesses began to negatively impact our year-over-year consolidated revenue trends and results of operations. We expect COVID-19 and the resulting significantly weaker global economic conditions to negatively impact our operating results for the second quarter of 2020. Additionally, since the severity and duration of this pandemic is uncertain, we are not able to reasonably estimate the full extent of the impact of the pandemic on our operating results, financial position and liquidity for the remainder of the year.
We assessed certain accounting matters that require the use of estimates, assumptions and consideration of forecasted financial information in context with the known and projected future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The most significant impacts for the quarter ended March 31, 2020 are included below. While the outcomes of COVID-19 are uncertain, it is possible that the severity and duration of the pandemic could result in material impacts to our financial condition, results of operations and liquidity in future reporting periods and may cause us to take further cost-savings and cash conservation measures.

•
The determination of our provision for credit losses is now impacted by changes in forecasted economic conditions (see Accounting Pronouncements Adopted in 2020 below). COVID-19 and its impact on global economies resulted in an increased probability of recessionary conditions, which impacted our current year credit loss provision by $11 million.

•
At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%. During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19, and we recorded a non-cash, pre-tax goodwill impairment charge of $198 million. See Note 8 for additional information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Accounting Pronouncements Adopted in 2020
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. We adopted this standard using the modified retrospective transition approach with a cumulative effect adjustment to retained earnings. The adoption of the standard resulted in an increase in the opening reserve balance for Accounts and other receivables of $15 million and the opening reserve balance for finance receivables of $10 million and a net reduction to retained earnings of $22 million. The ASU applies to financial assets measured at amortized cost, including finance receivables, trade and other receivables and investments in debt securities classified as available-for-sale and held-to-maturity. The ASU replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The models to estimate credit losses are required to be based on historical loss experience, current conditions, reasonable and supportable forecasts and current economic outlook.
Activity in the allowance for credit losses for accounts and other receivables is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at December 31, 2019	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and currency impact	Balance at March 31, 2020
Allowance for credit losses	$17,830	$15,336	$3,280	$(7,002)	$29,444

Accounts receivable greater than 365 days past due, subject to certain exceptions, are written off against the allowance, although collection efforts may continue.

Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The transition to new reference interest rates will require certain contracts to be modified and the ASU is intended to mitigate the effects of this transition. The accommodations provided by the ASU are effective as of March 12, 2020 through December 31, 2022 and may be applied at the beginning of any interim period within that time frame. We are currently assessing the impact this standard will have on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$292,323	$140,720	$11,336	$444,379	$—	$444,379
Support services	—	—	122,015	122,015	—	122,015
Financing	—	—	—	—	89,078	89,078
Equipment sales	—	—	17,130	17,130	59,143	76,273
Supplies	—	—	45,709	45,709	—	45,709
Rentals	—	—	—	—	18,814	18,814
Subtotal	292,323	140,720	196,190	629,233	$167,035	$796,268

Revenue from leasing transactions and financing
Financing	—	—	89,078	89,078
Equipment sales	—	—	59,143	59,143
Rentals	—	—	18,814	18,814
Total revenue	$292,323	$140,720	$363,225	$796,268

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$78,374	$78,374
Products/services transferred over time	292,323	140,720	117,816	550,859
Total	$292,323	$140,720	$196,190	$629,233

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Three Months Ended March 31, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$266,254	$134,847	$5,444	$406,545	$—	$406,545
Support services	—	—	128,599	128,599	—	128,599
Financing	—	—	—	—	97,043	97,043
Equipment sales	—	—	21,293	21,293	68,494	89,787
Supplies	—	—	50,953	50,953	—	50,953
Rentals	—	—	—	—	22,157	22,157
Subtotal	266,254	134,847	206,289	607,390	$187,694	$795,084

Revenue from leasing transactions and financing
Financing	—	—	97,043	97,043
Equipment sales	—	—	68,494	68,494
Rentals	—	—	22,157	22,157
Total revenue	$266,254	$134,847	$393,983	$795,084

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$86,877	$86,877
Products/services transferred over time	266,254	134,847	119,412	520,513
Total	$266,254	$134,847	$206,289	$607,390
Our performance obligations for revenue from products and services are as follows:
Business services includes providing mail processing services, cross-border solutions, shipping solutions and fulfillment, delivery and return services. Revenue is recognized over time as the services are provided. Contract terms for these services range from one to five years followed by annual renewal periods.
Support services includes providing maintenance, professional, meter and other subscription services for our mailing equipment. Contract terms range from one to five years, depending on the term of the lease contract for the related equipment. Revenue for maintenance, meter and other subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Equipment sales generally include the sale of mailing equipment, excluding sales-type leases. We recognize revenue upon delivery for self-install equipment and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Supplies revenue is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type leases, operating leases, finance income and late fees.

Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2020	December 31, 2019	Increase/ (decrease)
Advance billings, current	Advance billings	$88,038	$92,464	$(4,426)
Advance billings, noncurrent	Other noncurrent liabilities	$1,192	$1,245	$(53)

Advance billings are recorded when cash payments are due in advance of our performance. Items in advance billings primarily relate to support services on mailing equipment. Revenue is recognized ratably over the contract term.
The net decrease in advance billings at March 31, 2020 is due to revenue recognized during the period in excess of advance billings. Revenue recognized during the period includes $55 million of advance billings at the beginning of the period, partially offset by advance billings in the quarter.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance, meter and other subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2020	2021	2022-2025	Total
SendTech Solutions	$219,155	$238,137	$306,647	$763,939
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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges and other items not allocated to a particular business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net loss.

	Revenue
	Three Months Ended March 31,
	2020	2019
Global Ecommerce	$292,323	$266,254
Presort Services	140,720	134,847
Commerce Services	433,043	401,101
SendTech Solutions	363,225	393,983
Total revenue	$796,268	$795,084

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	EBIT
	Three Months Ended March 31,
	2020	2019
Global Ecommerce	$(29,475)	$(14,600)
Presort Services	15,695	15,066
Commerce Services	(13,780)	466
SendTech Solutions	106,562	122,403
Total segment EBIT	92,782	122,869
Reconciliation of Segment EBIT to net loss:
Unallocated corporate expenses	(43,722)	(56,958)
Restructuring charges	(3,817)	(3,700)
Interest expense, net	(38,372)	(38,966)
Goodwill impairment	(198,169)	—
Loss on extinguishment of debt	(36,987)	—
Loss on Market Exits	—	(17,710)
Transaction costs	(292)	(258)
Benefit (provision) for income taxes	10,030	(7,820)
Loss from continuing operations	(218,547)	(2,543)
Income (loss) from discontinued operations, net of tax	10,064	(116)
Net loss	$(208,483)	$(2,659)

During the three months ended March 31, 2020, we received an advance of $4 million against our insurance claim related to the October 2019 ransomware attack, a portion of which has been allocated to the business segments.

4. Discontinued Operations
Discontinued operations includes the Software Solutions business, sold in December 2019, with the exception of the software business in Australia, which closed in January 2020, and the Production Mail business, sold in July 2018. Selected financial information of discontinued operations is as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$—	$—	$—	$73,318	$750	$74,068

Earnings (loss) from discontinued operations	$—	$—	$—	$1,594	$(663)	$931
Gain (loss) on sale (including transaction costs)	10,285	(412)	9,873	—	(667)	(667)
Income (loss) from discontinued operations before taxes	$10,285	$(412)	9,873	$1,594	$(1,330)	264
Tax (benefit) provision			(191)			380
Income (loss) from discontinued operations, net of tax			$10,064			$(116)

Assets of discontinued operations and liabilities of discontinued operations at December 31, 2019 includes the assets and liabilities of the software business in Australia.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Earnings per Share (EPS)

	Three Months Ended March 31,
	2020	2019
Numerator:
Loss from continuing operations	$(218,547)	$(2,543)
Income (loss) from discontinued operations, net of tax	10,064	(116)
Net loss (numerator for diluted EPS)	(208,483)	(2,659)
Less: Preference stock dividend	—	8
Loss attributable to common stockholders (numerator for basic EPS)	$(208,483)	$(2,667)
Denominator:
Weighted-average shares used in basic EPS	170,912	185,971
Dilutive effect of common stock equivalents (1)	—	—
Weighted-average shares used in diluted EPS	170,912	185,971
Basic (loss) earnings per share (2):
Continuing operations	$(1.28)	$(0.01)
Discontinued operations	0.06	—
Net loss	$(1.22)	$(0.01)
Diluted (loss) earnings per share (2):
Continuing operations	$(1.28)	$(0.01)
Discontinued operations	0.06	—
Net loss	$(1.22)	$(0.01)

Anti-dilutive options excluded from diluted earnings per share:	17,617	14,989

(1)
Dilutive effect of common stock equivalents for the three months ended March 31, 2020 and 2019 was 1,554 and 1,618, respectively; however, are not included in the calculation of diluted earnings per share as the Company is reporting a net loss for both periods.

(2)	The sum of the earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$16,631	$13,514
Supplies and service parts	24,133	21,840
Finished products	35,156	36,969
Inventory at FIFO cost	75,920	72,323
Excess of FIFO cost over LIFO cost	(4,072)	(4,072)
Total inventory, net	$71,848	$68,251

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
Finance receivables consisted of the following:

	March 31, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,031,493	$200,053	$1,231,546	$1,055,852	$224,202	$1,280,054
Unguaranteed residual values	40,345	11,301	51,646	41,934	11,789	53,723
Unearned income	(301,136)	(61,379)	(362,515)	(319,281)	(65,888)	(385,169)
Allowance for credit losses	(25,933)	(4,883)	(30,816)	(10,920)	(2,085)	(13,005)
Net investment in sales-type lease receivables	744,769	145,092	889,861	767,585	168,018	935,603
Loan receivables
Loan receivables	292,699	24,844	317,543	298,247	27,926	326,173
Allowance for credit losses	(7,422)	(630)	(8,052)	(5,906)	(740)	(6,646)
Net investment in loan receivables	285,277	24,214	309,491	292,341	27,186	319,527
Net investment in finance receivables	$1,030,046	$169,306	$1,199,352	$1,059,926	$195,204	$1,255,130

Maturities of gross sales-type lease receivables and gross loan receivables at March 31, 2020 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2020	$321,928	$58,207	$380,135	$256,712	$24,844	$281,556
Year ending December 31, 2021	320,823	64,327	385,150	11,660	—	11,660
Year ending December 31, 2022	217,470	43,949	261,419	9,999	—	9,999
Year ending December 31, 2023	120,443	23,495	143,938	5,222	—	5,222
Year ending December 31, 2024	46,447	8,389	54,836	6,603	—	6,603
Thereafter	4,382	1,686	6,068	2,503	—	2,503
Total	$1,031,493	$200,053	$1,231,546	$292,699	$24,844	$317,543

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$1,008,879	$197,681	$288,180	$24,562	$1,519,302
Past due amounts > 90 days	22,614	2,372	4,519	282	29,787
Total	$1,031,493	$200,053	$292,699	$24,844	$1,549,089
Past due amounts > 90 days
Still accruing interest	$4,856	$1,309	$2,538	$125	$8,828
Not accruing interest	17,758	1,063	1,981	157	20,959
Total	$22,614	$2,372	$4,519	$282	$29,787

	December 31, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$1,032,912	$220,819	$294,001	$27,697	$1,575,429
Past due amounts > 90 days	22,940	3,383	4,246	229	30,798
Total	$1,055,852	$224,202	$298,247	$27,926	$1,606,227
Past due amounts > 90 days
Still accruing interest	$4,835	$1,081	$2,094	$121	$8,131
Not accruing interest	18,105	2,302	2,152	108	22,667
Total	$22,940	$3,383	$4,246	$229	$30,798

Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Credit losses are estimated at the portfolio level based on asset type and geographic market. Historical loss experience was based on actual loss rates over the average term of the asset of five years for sales-type lease receivables and three years for loan receivables (including accrued interest). Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves. The allowance for credit losses for the three months ended March 31, 2020 includes an increased probability of an economic recession and resulting impact on a client's future ability to pay amounts due.
We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. As of March 31, 2020, we believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We have not experienced a significant change in the collections of amounts due, but in light of the current economic situation, it is possible that our delinquency rates could increase.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	6,892	1,345	4,006	403	12,646
Write-offs	(1,618)	(248)	(2,058)	(104)	(4,028)
Recoveries	592	31	691	—	1,314
Other	(124)	(80)	(7)	(7)	(218)
Balance at March 31, 2020	$25,933	$4,883	$7,422	$630	$38,868

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,253	$2,355	$6,777	$837	$20,222
Amounts charged to expense	3,399	231	957	20	4,607
Write-offs	(878)	(245)	(2,280)	(169)	(3,572)
Recoveries	347	40	942	—	1,329
Other	15	(497)	3	44	(435)
Balance at March 31, 2019	$13,136	$1,884	$6,399	$732	$22,151

Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, and a detailed manual review of their financial condition and payment history or an automated process for certain small dollar applications. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes in place track that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account may become delinquent in the next 12 months.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class.

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$80,794	$278,796	$225,328	$141,499	$62,994	$28,603	$216,717	$1,034,731
Medium	13,337	52,267	45,057	29,346	12,816	7,091	58,152	218,066
High	1,651	5,961	5,516	3,610	2,478	833	5,158	25,207
Not Scored	23,483	86,463	60,505	37,683	20,153	5,282	37,516	271,085
Total	$119,265	$423,487	$336,406	$212,138	$98,441	$41,809	$317,543	$1,549,089

The majority of the Not Scored amounts above is comprised of our International portfolio. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process, and there is no single credit score model that covers all countries. International credit applications below $50 thousand are subjected to an automated review process. All other credit applications are manually reviewed. A manual review includes obtaining client financial information, credit reports and other available financial information. Approximately 80% of credit applications are approved or denied through the automated review process.

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended March 31,
	2020	2019
Profit recognized at commencement (1)	$28,920	$36,360
Interest income	34,260	59,478
Total lease income from sales-type leases	$63,180	$95,838
(1) Lease contracts do not include variable lease payments.

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2020	$28,961
Year ending December 31, 2021	24,361
Year ending December 31, 2022	9,159
Year ending December 31, 2023	4,262
Year ending December 31, 2024	1,165
Thereafter	60
Total	$67,968

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$265,630	$(95,136)	$170,494	$265,665	$(88,550)	$177,115
Software & technology	31,600	(21,576)	10,024	31,600	(19,999)	11,601
Trademarks & other	13,324	(12,218)	1,106	13,324	(11,400)	1,924
Total intangible assets	$310,554	$(128,930)	$181,624	$310,589	$(119,949)	$190,640

Amortization expense was $9 million for the three months ended March 31, 2020 and 2019.
Future amortization expense as of March 31, 2020 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2020	$24,412
Year ending December 31, 2021	29,972
Year ending December 31, 2022	29,026
Year ending December 31, 2023	26,188
Year ending December 31, 2024	26,188
Thereafter	45,838
Total	$181,624

Goodwill
During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19. Based on this, we engaged a third-party to assist in the determination of the fair value of the reporting unit.
The determination of fair value, and the resulting impairment charge, relied on internal projections developed using numerous estimates and assumptions and are inherently subject to significant uncertainties. These estimates and assumptions used included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge and could result in an additional impairment charge to be recorded in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.
We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.

Changes in the carrying value of goodwill, by reporting segment are shown in the table below.

	December 31, 2019	Impairment	Acquisition	Currency impact	March 31, 2020
Global Ecommerce	$609,431	$(198,169)	$—	$—	$411,262
Presort Services	212,529	—	4,338	—	216,867
Commerce Services	821,960	(198,169)	4,338	—	628,129
SendTech Solutions	502,219	—	—	(5,313)	496,906
Total goodwill	$1,324,179	$(198,169)	$4,338	$(5,313)	$1,125,035

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$148,561	$111,903	$—	$260,464
Equity securities	—	17,044	—	17,044
Commingled fixed income securities	1,691	18,688	—	20,379
Government and related securities	60,388	25,454	—	85,842
Corporate debt securities	—	72,012	—	72,012
Mortgage-backed / asset-backed securities	—	107,457	—	107,457
Derivatives
Foreign exchange contracts	—	6,071	—	6,071
Total assets	$210,640	$358,629	$—	$569,269
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,758)	$—	$(3,758)
Total liabilities	$—	$(3,758)	$—	$(3,758)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$161,441	$240,364	$—	$401,805
Equity securities	—	21,979	—	21,979
Commingled fixed income securities	1,656	18,404	—	20,060
Government and related securities	64,572	17,478	—	82,050
Corporate debt securities	—	72,149	—	72,149
Mortgage-backed / asset-backed securities	—	66,339	—	66,339
Derivatives
Foreign exchange contracts	—	3,256	—	3,256
Total assets	$227,669	$439,969	$—	$667,638
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,402)	$—	$(1,402)
Total liabilities	$—	$(1,402)	$—	$(1,402)

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

Available-For-Sale Securities
Available-for-sale investment securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive income (AOCI) and changes due to credit conditions recorded in earnings. Individual securities are considered impaired when the fair value declines below amortized cost. We use a discounted cash flow model to determine the amount of unrealized losses due to credit losses which are recognized in earnings. Unrealized losses and gains related to market conditions (i.e. interest rates) are recorded, net of tax, in AOCI.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-for-sale securities consisted of the following:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$81,698	$4,462	$(360)	$85,800
Corporate debt securities	73,338	1,270	(2,596)	72,012
Commingled fixed income securities	1,684	7	—	1,691
Mortgage-backed / asset-backed securities	104,968	2,822	(333)	107,457
Total	$261,688	$8,561	$(3,289)	$266,960

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$80,732	$1,358	$(114)	$81,976
Corporate debt securities	70,426	2,009	(286)	72,149
Commingled fixed income securities	1,675	—	(19)	1,656
Mortgage-backed / asset-backed securities	65,679	960	(300)	66,339
Total	$218,512	$4,327	$(719)	$222,120

Investment securities in a loss position were as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$59,815	$3,104	$52,521	$583
Greater than 12 continuous months	7,906	185	9,227	136
Total	$67,721	$3,289	$61,748	$719

Our allowance for credit losses on available for sale investment securities was not significant at March 31, 2020. Unrealized losses recorded during the period specifically due to credit losses were immaterial. At March 31, 2020, approximately 30% of total securities in the investment portfolio were in a net loss position. We believe our available for sale allowance for credit loss is adequate as the majority of our investments are with high grade corporate securities and U.S. government agencies. We have not recognized an impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at March 31, 2020 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$26,602	$26,831
After 1 year through 5 years	49,024	50,100
After 5 years through 10 years	61,991	61,909
After 10 years	124,071	128,120
Total	$261,688	$266,960

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Held-to-Maturity Securities
Held-to-maturity securities at March 31, 2020 and December 31, 2019, include $267 million and $383 million, respectively, of short-term, highly liquid time deposits.
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At March 31, 2020 and December 31, 2019, we had outstanding contracts associated with these anticipated transactions with notional amounts of $8 million and $7 million, respectively.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties in the three months ended March 31, 2020.
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$77	$207
	Accounts payable and accrued liabilities	(157)	(56)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	5,994	3,049
	Accounts payable and accrued liabilities	(3,601)	(1,346)

	Total derivative assets	$6,071	$3,256
	Total derivative liabilities	(3,758)	(1,402)
	Total net derivative asset	$2,313	$1,854

Amounts included in AOCI at March 31, 2020 related to derivative instruments will be recognized in earnings within the next 12 months.
The following represents the results of cash flow hedging relationships:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(160)	$345	Revenue	$61	$111
			Cost of sales	10	16
				$71	$127

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. The table below represents the mark-to-market adjustments of non-designated derivative instruments. All outstanding contracts at March 31, 2020 mature within 12 months.

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$(4,867)	$5,269

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximate fair value. The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our debt was as follows:

	March 31, 2020	December 31, 2019
Carrying value	$2,629,962	$2,739,722
Fair value	$1,967,357	$2,572,794

10. Restructuring Charges
Activity in our restructuring reserves was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2020	$11,937	$69	$12,006
Expenses, net	2,979	75	3,054
Cash payments	(5,933)	(114)	(6,047)
Balance at March 31, 2020	$8,983	$30	$9,013

Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	3,432	268	3,700
Cash payments	(7,293)	(953)	(8,246)
Balance at March 31, 2019	$9,780	$1,123	$10,903

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2020	December 31, 2019
Notes due October 2021	4.125%	$172,456	$600,000
Notes due May 2022	4.625%	150,000	400,000
Notes due April 2023	5.20%	275,000	400,000
Notes due March 2024	4.625%	375,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due November 2024	Variable	395,000	400,000
Term loan due January 2025	Variable	850,000	—
Other debt		5,051	5,108
Principal amount		2,683,348	2,765,949
Less: unamortized costs, net		53,386	26,227
Total debt		2,629,962	2,739,722
Less: current portion long-term debt		62,952	20,108
Long-term debt		$2,567,010	$2,719,614

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings.
In February 2020, we secured a five-year $850 million term loan scheduled to mature January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly.
In March 2020, we purchased under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. A $37 million loss was incurred on the early redemption of debt and is recorded in other expense. During the first quarter of 2020, we repaid $5 million of principal related to our term loans.
We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. Through March 31, 2020 we had not drawn upon the credit facility; however in light of the current macroeconomic environment, we drew down $100 million under the credit facility as a precautionary measure in April. At March 31, 2020, we were in compliance with all covenants.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Service cost	$26	$21	$399	$384	$217	$255
Interest cost	13,179	15,878	3,518	4,488	1,245	1,654
Expected return on plan assets	(21,304)	(23,179)	(8,208)	(8,764)	—	—
Amortization of transition credit	—	—	(1)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	61	63	93	80
Amortization of net actuarial loss	8,198	7,036	2,059	1,612	736	511
Settlement	389	—	—	—	—	—
Net periodic benefit cost (income)	$473	$(259)	$(2,172)	$(2,219)	$2,291	$2,500
Contributions to benefit plans	$1,929	$1,628	$7,988	$8,210	$4,455	$4,756

13. Income Taxes
The effective tax rate for the three months ended March 31, 2020 and 2019 was 4.4% and 148.2%, respectively. The effective tax rate for the three months ended March 31, 2020 includes a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible. The effective tax rate also includes a benefit of $2 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-money vested stock options and the vesting of restricted stock.
The effective tax rate for the three months ended March 31, 2019 includes a $2 million tax on the $18 million book loss incurred from Market Exits, primarily due to nondeductible basis differences. The effective tax rate for the three months ended March 31, 2019 also includes a benefit of $2 million from the resolution of certain tax examinations and a charge of $2 million for the write-off of deferred tax assets associated with the expiration of out-of-money vested stock options and the vesting of restricted stock.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2015 are closed to audit. Other significant jurisdictions include France (closed through 2016), Germany (closed through 2016) and the U.K. (except for an item under appeal, closed through 2017). We also have other less significant tax filings currently subject to examination.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was passed into law in response to market volatility and instability resulting from COVID-19. The CARES Act includes provisions relating to the deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. We are currently assessing the impact on our consolidated financial statements, but do not expect it to be material.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows as of March 31, 2020. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
In December 2018 and then in February 2019, certain of the Company’s officers and directors were named as defendants in two virtually identical derivative actions purportedly brought on behalf of the Company, Clem v. Lautenbach et al. and Devolin v. Lautenbach et al. These two actions, both filed by the same counsel in Connecticut state court, allege, among other things, breaches of fiduciary duty relating to these same disclosures, and seek compensatory damages and other relief derivatively for the benefit of the Company. Both of these are derivative claims related to a prior action filed in Connecticut state court, City of Livonia Retiree Health and Disability Benefits Plan v. Pitney Bowes Inc. et al. (“Livonia”). On October 24, 2019, the court had granted the defendants’ motions to dismiss the Livonia case, and that judgment is now final. Given that the defendants prevailed in the Livonia action, the plaintiffs in the Clem and Devolin actions moved to withdraw their complaints, and on February 20, 2020 the court granted the motions. Both cases have now been dismissed.

15. Stockholders’ Equity

Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2020	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting change	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(208,483)	—	—	(208,483)
Other comprehensive loss	—	—	—	(17,731)	—	(17,731)
Dividends paid ($0.05 per common share)	—	—	(8,523)	—	—	(8,523)
Issuance of common stock	—	(30,716)	—	—	29,166	(1,550)
Stock-based compensation expense	—	1,521	—	—	—	1,521
Balance at March 31, 2020	$323,338	$69,553	$5,200,024	$(857,874)	$(4,705,611)	$29,430

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net loss	—	—	—	—	(2,659)	—	—	(2,659)
Other comprehensive income	—	—	—	—	—	30,983	—	30,983
Dividends paid ($0.05 per common share)	—	—	—	—	(9,408)	—	—	(9,408)
Issuance of common stock	—	—	—	(18,925)	—	—	16,975	(1,950)
Conversion to common stock	—	(8)	—	(168)	—	—	176	—
Stock-based compensation expense	—	—	—	6,784	—	—	—	6,784
Repurchase of common stock	—	—	—	—	—	—	(39,142)	(39,142)
Balance at March 31, 2019	$1	$388	$323,338	$109,166	$5,267,615	$(917,978)	$(4,696,080)	$86,450

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Amount Reclassified from AOCI (1)
	Three Months Ended March 31,
	2020	2019
Gains on cash flow hedges
Revenue	$61	$111
Cost of sales	10	16
Total before tax	71	127
Income tax provision	17	32
Net of tax	$54	$95

Gains (losses) on available for sale securities
Interest expense, net	$284	$(23)
Income tax provision (benefit)	71	(6)
Net of tax	$213	$(17)

Pension and Postretirement Benefit Plans (2)
Transition credit	$1	$2
Prior service costs	(139)	(128)
Actuarial losses	(10,993)	(9,159)
Settlement	(389)	—
Total before tax	(11,520)	(9,285)
Income tax benefit	(2,650)	(2,649)
Net of tax	$(8,870)	$(6,636)

(1)	Amounts in parentheses indicate reductions to income and increases to other comprehensive loss.

(2)	Reclassified from AOCL into other components of net pension and postretirement income (see Note 12 for additional details).

Changes in AOCL were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications (1)	(120)	1,521	—	(27,735)	(26,334)
Reclassifications into earnings (1), (2)	(54)	(213)	8,870	—	8,603
Net other comprehensive (loss) income	(174)	1,308	8,870	(27,735)	(17,731)
Balance at March 31, 2020	$163	$4,157	$(810,148)	$(52,046)	$(857,874)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income before reclassifications (1)	258	2,799	—	21,368	24,425
Reclassifications into earnings (1), (2)	(95)	17	6,636	—	6,558
Net other comprehensive income	163	2,816	6,636	21,368	30,983
Balance at March 31, 2019	$354	$(245)	$(839,825)	$(78,262)	$(917,978)
(1)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCL.
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, the uncertainty around the severity, magnitude and duration of the COVID-19 pandemic (COVID-19), including governments' responses to COVID-19, its continuing impact on our operations, employees, global supply chain and consumer demand across our and our clients' businesses as well as any deterioration or instability in global macroeconomic conditions, could cause our actual results to differ than those expressed in any forward-looking statement. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:

•	declining physical mail volumes

•
changes in postal regulations, or the financial health of posts, in the U.S. or other major markets or the loss of, or significant changes to, our contractual relationship with the United States Postal Service (USPS)

•	our ability to continue to grow volumes, gain additional economies of scale and improve profitability within our Commerce Services group

•	the loss of some of our larger clients in our Commerce Services group

•	our success at managing customer credit risk

•	third-party suppliers' ability to provide products and services required by our clients

•	changes in labor conditions and transportation costs

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	a breach of security, including a future cyber-attack or other comparable event

•	our success in developing and marketing new products and services and obtaining regulatory approvals, if required

•	competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors

•	expenses and potential impact on client relationships resulting from the October 2019 ransomware attack that affected the Company's operations

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	changes in global political conditions and international trade policies, including the imposition or expansion of trade tariffs

•	our success at managing relationships and costs with outsource providers of certain functions and operations

•	changes in banking regulations or the loss of our Industrial Bank charter or changes in foreign currency exchange rates and interest rates

•	the United Kingdom's recent exit from the European Union

•	intellectual property infringement claims

•	the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks

•	acts of nature
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2019 Annual Report, as supplemented by Part II, Item 1A in the Quarterly Report on Form 10-Q.

Overview
Financial Results Summary - Three Months Ended March 31:

	Revenue
	Three Months Ended March 31,
	2020	2019	Actual % change	Constant Currency % Change
Business services	$444,379	$406,545	9%	9%
Support services	122,015	128,599	(5)%	(5)%
Financing	89,078	97,043	(8)%	(8)%
Equipment sales	76,273	89,787	(15)%	(15)%
Supplies	45,709	50,953	(10)%	(10)%
Rentals	18,814	22,157	(15)%	(14)%
Total revenue	$796,268	$795,084	—%	—%

	Revenue
	Three Months Ended March 31,
	2020	2019	Actual % change	Constant currency % change
Global Ecommerce	$292,323	$266,254	10%	10%
Presort Services	140,720	134,847	4%	4%
Commerce Services	433,043	401,101	8%	8%
SendTech Solutions	363,225	393,983	(8)%	(7)%
Total	$796,268	$795,084	—%	—%

	EBIT
	Three Months Ended March 31,
	2020	2019	% change
Global Ecommerce	$(29,475)	$(14,600)	>(100%)
Presort Services	15,695	15,066	4%
Commerce Services	(13,780)	466	>(100%)
SendTech Solutions	106,562	122,403	(13)%
Total Segment EBIT	$92,782	$122,869	(24)%

Revenue for the quarter was $796 million and flat compared to the prior year. Business services revenue for the quarter increased over the prior year, but was offset by declines in other revenue line items. Commerce Services revenue grew 8% as Global Ecommerce revenue increased 10% due to increased volumes and Presort revenue increased 4% primarily due to volume growth driven by acquisitions. These revenue increases were offset by a decline in SendTech Solutions revenue of 8%. Segment EBIT decreased 24% primarily due to the mix of business in Global Ecommerce and lower revenue in SendTech Solutions. Refer to Results of Operations section for further information.
The global spread of COVID-19 and the efforts to contain it have negatively impacted the U.S. and international economies, decreased demand for a broad variety of goods and services, created disruptions and shortages in global supply chains and caused significant volatility in financial markets. Businesses engaged in mailing and shipping have been designated as an essential service. Accordingly, our facilities continue to operate and many of our employees continue to report to work at these facilities. We have taken additional measures to protect the health and safety of our employees, contractors and the communities in which we operate. Within our facilities, we are enforcing social distancing and sanitizing equipment and facilities multiple times a day.
COVID-19 impacted our first quarter financial results in different ways in each of our businesses. In our SendTech Solutions operations, the global shut-down of businesses and increase in the number of clients working remotely significantly impacted our ability to contact and service clients and perform on-site installations. Through the end of February, global shipments were down slightly from the prior year. In March, global shipments declined significantly due to COVID-19, resulting in a significant decrease in equipment sales revenue compared to the prior year. In Global Ecommerce, we experienced low double-digit revenue growth through February; however, that growth rate declined to mid-single-digits in the month of March. The impact on Presort Services revenue was minimal in the quarter partly due to the timing of volumes already scheduled to be processed; however, we began to experience declines in mail volumes in late March. Commerce Services margins were impacted by lower productivity due to social distancing and higher costs related to sanitizing the equipment and facilities.
During the quarter, we secured a new five-year $850 million term loan scheduled to mature in January 2025. The net proceeds from the term loan along with existing cash were used to purchase under a tender offer $928 million in principal of certain notes scheduled to mature between 2021 and 2024. We recognized in other expense a loss of $37 million from the early extinguishment of debt.
During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19, and we recorded a non-cash, pre-tax goodwill impairment charge of $198 million. See Critical Accounting Estimates for further details.

Effective January 1, 2020, we adopted the new accounting standard for credit losses. The new standard requires companies to consider, among other factors, current and future economic factors. As a result of the current economic recessionary conditions and outlook caused by COVID-19, we recorded an additional $11 million credit loss provision.
During the quarter, we received an advance of $4 million against our insurance claim related to the October 2019 ransomware attack that temporarily disrupted customer access to some services. These proceeds were recognized as income within other expense.

Outlook
COVID-19 and the resulting significantly weaker global economic conditions have negatively impacted our results of operations and are expected to continue to impact our business, results of operations, cash flows and liquidity; however, the severity and duration of this pandemic is uncertain. Accordingly, we are not able to reasonably estimate the full extent of the impact on our operating results, cash flows or financial position for the remainder of the year. From the onset of COVID-19, we have taken, and will continue to take, proactive steps to protect the health and safety of our employees, clients, partners and suppliers. We have business continuity plans in place that are designed to address various threats and vulnerabilities, including a response to pandemics. Employees worldwide that have the ability to work remotely are doing so and will continue to do so until it is no longer required by government authorities. We have also implemented travel restrictions as appropriate. Within our facilities, we are enforcing social distancing and sanitizing equipment and facilities multiple times a day, including during and between shifts. We will continue to incur additional expenses in connection with our response to COVID-19, including costs related to the cleaning of equipment and facilities and redirecting mail and parcels to different facilities within our network. The distancing and safety measures we are taking will also affect productivity in our facilities.
Our Commerce Services businesses are more demand-driven and it is difficult to predict how demand and volumes will trend and the impact to productivity throughout the duration of COVID-19. Within Global Ecommerce, the mix of our business is resulting in varying impacts on demand. Early in the second quarter, we are seeing volume growth in domestic delivery and fulfillment as well as digital volumes. We are experiencing declines in cross-border volumes and expect the business to be further impacted by higher transportation costs due to the restrictions on international shipments. In Presort Services, approximately 80% of mail volumes processed are First Class Mail with the remaining 20% primarily Marketing Mail. There were declines in mail volumes from the onset of COVID-19 as clients reacted to market demand and looked to reduce costs. We expect lower volumes of First Class and Marketing Mail, with a more significant decrease in Marketing Mail volumes; however, we cannot predict the duration and magnitude of these declines or determine when, or if, volumes will return to normal levels.
Within Global Ecommerce and Presort Services, we are consolidating facilities in certain markets to reduce costs and improve productivity. Productivity will be impacted throughout the COVID-19 crisis as we continue to enforce social distancing measures and follow safety guidelines.
Within SendTech Solutions, approximately two-thirds of revenue is recurring in nature and materially contributes to our cash flows. Nonrecurring revenues, primarily equipment sales and to a lesser extent, supplies, will be adversely impacted by COVID-19 due to declining demand and usage. We are unable to predict the duration and magnitude of these declines or determine when, or if, demand and usage will return to normal levels. We are also monitoring cash collections from our recurring revenue streams; however, at this point it is too early to determine the impact of any delinquency rates.
Before the onset of COVID-19 and the resulting economic decline, we had taken steps to reduce and refinance debt and improve liquidity that we believe will enable us to manage through the current economic downturn. We are taking further actions to manage cash flows and maintain liquidity, including, but not limited to, prioritizing our capital expenditures to essential and necessary investments and reducing targeted loan originations at Wheeler Financial. We estimate that these actions alone will benefit cash flows by approximately $85 million to $95 million. Refer to the Liquidity and Capital Resources section for further information.

RESULTS OF OPERATIONS
In our Results of Operations discussion, we present and discuss revenue and cost of revenue at the segment level since our revenue and related costs of revenue sources are predominantly specific to the segments. Operating and other expenses are presented and discussed on a consolidated basis as this basis provides a better understanding of the underlying drivers of change in these expense and cost line items or they are not allocated to a specific segment.
In our revenue discussion, we may refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates since the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.
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

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from products and services that enable domestic and cross-border ecommerce transactions, including shipping, fulfillment and returns.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$292,323	$266,254	10%	10%	$265,221	$222,635	9.3%	16.4%

	Segment EBIT
	Three Months Ended March 31,
	2020	2019	Actual % change
Segment EBIT	$(29,475)	$(14,600)	>(100%)
Global Ecommerce revenue increased 10% in the first quarter of 2020 with higher delivery volumes contributing revenue growth of 9 percentage points and fulfillment services contributing revenue growth of 1 percentage point.
Gross margin decreased to 9.3% from 16.4% in the prior year primarily due to the continuing shift in the mix of business to lighter weight, lower margin services and reduced productivity driven by COVID-19.
Segment EBIT for the first quarter of 2020 was a loss of $29 million compared to a loss of $15 million in the prior year period. The higher loss was primarily driven by the shift in the mix of business to lighter weight, lower margin services, incremental costs associated with new facilities that opened during the fourth quarter of 2019 and lower labor productivity related to social distancing and safety measures taken in response to COVID-19.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$140,720	$134,847	4%	4%	$105,238	$101,962	25.2%	24.4%

	Segment EBIT
	Three Months Ended March 31,
	2020	2019	Actual % change
Segment EBIT	$15,695	$15,066	4%
Presort Services revenue increased 4% in the first quarter of 2020. Acquisitions contributed a 3% increase while higher revenue per piece contributed a 1% increase. Volumes increased in the first quarter compared to prior year driven by higher First Class Mail, Marketing Mail Flats and Bound Printed Matter volumes from existing clients and from acquisitions, partially offset by lower Marketing Mail volumes, primarily driven by COVID-19.
Gross margin increased to 25.2% from 24.4% and EBIT increased $0.6 million, or 4%, in the first quarter of 2020. The improvement in gross margin was primarily due to ongoing productivity actions, which increased Segment EBIT by $3 million. Segment EBIT also improved $2 million due to lower bad debt expense but was adversely impacted by $4 million from unrealized losses on certain investment securities driven by market conditions.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from sending technology solutions for physical mailing, digital mailing and shipping, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$11,336	$5,444	>100%	>100%	$4,185	$2,189	63.1%	59.8%
Support services	122,015	128,599	(5)%	(5)%	39,628	41,764	67.5%	67.5%
Financing	89,078	97,043	(8)%	(8)%	12,489	11,364	86.0%	88.3%
Equipment sales	76,273	89,787	(15)%	(15)%	57,348	63,407	24.8%	29.4%
Supplies	45,709	50,953	(10)%	(10)%	12,240	13,550	73.2%	73.4%
Rentals	18,814	22,157	(15)%	(14)%	6,378	9,715	66.1%	56.2%
Total revenue	$363,225	$393,983	(8)%	(7)%	$132,268	$141,989	63.6%	64.0%

	Segment EBIT
	Three Months Ended March 31,
	2020	2019	Actual % change
Segment EBIT	$106,562	$122,403	(13)%

SendTech Solutions revenue decreased 8% as reported and 7% at constant currency in the first quarter of 2020 compared to the prior year. Equipment sales and supplies decreased 15% and 10%, respectively, as the outbreak of COVID-19 significantly impacted our ability to deliver equipment and supplies and perform on-site installations. Financing revenue decreased 8% primarily driven by a declining lease portfolio and lower late fees of $1 million. Support services revenue decreased 5% and rentals revenue decreased 14% at constant currency primarily driven by a declining meter population. Slightly offsetting these revenue declines, business services revenue increased $6 million primarily due to higher revenue from the SendPro Online product.
Gross margin remained relatively flat compared to the prior year. Equipment sales gross margin for the first quarter 2020 decreased 5 percentage points to 24.8%. Current year margins were adversely impacted approximately 11 percentage points due to changing mix of product sales and 3 percentage points due to higher engineering costs. Equipment sales margins in the prior year quarter were adversely impacted 10 percentage points due to a $9 million charge related to a SendPro C tablet replacement program. Rentals gross margin increased to 66.1% from 56.2% primarily due to a $2 million favorable inventory provision adjustment. Business services increased to 63.1% from 59.8%, primarily driven by lower costs.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. The financing gross margin decreased to 86.0% from 88.3% compared to the prior year primarily due to a higher effective interest rate.
Segment EBIT decreased 13% in first quarter of 2020 compared to the prior year, primarily due to the decline in revenue and higher current year credit loss provisions of $10 million due to the current economic recessionary conditions and outlook caused by COVID-19, partially offset by lower expenses of $10 million from cost savings initiatives.

CONSOLIDATED OPERATING AND OTHER EXPENSES

Selling, general and administrative (SG&A)
SG&A expense of $249 million in the quarter decreased 5% compared to the prior period, primarily due to lower employee-related costs of $7 million, lower professional fees of $10 million due to contract renegotiations and lower marketing expenses of $2 million, partially offset by an increase in the provision for credit losses of $5 million driven in part by the adoption of a new accounting standard and the current economic recessionary conditions and outlook caused by COVID-19.

Research and development (R&D)
R&D expense decreased 4% or $0.5 million in the quarter primarily due to lower spending.

Restructuring charges
Restructuring charges for the each of the three months ended March 31, 2020 and 2019 were $4 million. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Goodwill impairment
In the three months ended March 31, 2020, we recorded a non-cash pre-tax goodwill impairment charge of $198 million associated with our Global Ecommerce reporting unit. See Critical Accounting Estimates for further information.

Other expense, net
Other expense, net for the three months ended March 31, 2020 includes a $37 million loss on the early extinguishment of debt, partially offset by an advance of $4 million against our insurance claim related to the October 2019 ransomware attack. Other expense for the three months ended March 31, 2019 includes the loss on Market Exits of $18 million, primarily from the write-off of cumulative translation adjustments.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
Income from discontinued operations for the three months ended March 31, 2020 includes the gain on the sale of the Australia software business, which closed in January 2020. See Note 4 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion.
At March 31, 2020, we had cash and cash equivalents and short-term investments of $730 million, of which $144 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries is generally used to support the liquidity needs of those subsidiaries. We believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to support our current cash needs. Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue and earnings, macroeconomic conditions, the length and severity of business disruptions caused by COVID-19, and our ability to take further cost-savings and cash conservation measures. At this time, based on our expected impact of COVID-19, we continue to believe we have the ability to fund our cash needs for the next 12 months. In April 2020, in light of the current macroeconomic environment, we drew down $100 million under the credit facility as a precautionary measure. At March 31, 2020, we were in compliance with all covenants. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2020	2019	Change
Net cash (used in) provided by operating activities	$(66,284)	$69,728	$(136,012)
Net cash used in investing activities	(25,458)	(34,887)	9,429
Net cash used in financing activities	(159,596)	(63,992)	(95,604)
Effect of exchange rate changes on cash and cash equivalents	(10,032)	794	(10,826)
Change in cash and cash equivalents	$(261,370)	$(28,357)	$(233,013)
Operating Activities
Cash used in operating activities in the first quarter of 2020 was $66 million compared to cash provided by operating activities of $70 million in the prior year. Cash flows from continuing operations decreased $97 million, primarily due to the timing of payments of accounts payable and interest and lower collections of accounts and finance receivables. Cash flows from discontinued operations declined due to taxes related to the gain on the sale of our Software Solutions business.
Investing Activities
Cash used in investing activities in the first quarter of 2020 of $25 million consisted primarily of capital expenditures. Cash used in investing activities in the first quarter of 2019 was $35 million, consisting primarily of capital expenditures of $28 million and a decline in customer deposits at the PB Bank of $23 million partially offset by net proceeds of $30 million from investment activities.
Financing Activities
In the first quarter of 2020, we entered into an $850 million term loan and received net proceeds of $817 million. We used these proceeds and available cash to purchase under a tender offer $928 million of certain of our senior notes scheduled to mature between 2021 and 2024. Cash used in financing activities also include payments of $33 million for premiums and fees associated with the tender offer, $9 million of dividend payments and $5 million of scheduled term loan repayments.
In the first quarter of 2019, cash used in financing activities included $39 million to repurchase 5.6 million shares of common stock, $9 million of dividends and $13 million to repay term loan debt.

Financings and Capitalization
Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. In November 2019, Moody's and Standard and Poor's (S&P) lowered the credit rating of our unsecured notes. As a result, the interest rates on the October 2021 notes, May 2022 notes and April 2023 notes will increase 0.50% in the second quarter of 2020.
During the quarter, we secured a five-year $850 million term loan scheduled to mature January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly. We used the net proceeds plus available cash to purchase under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. We incurred a loss of a $37 million on the early redemption of debt.

Dividends and Share Repurchases
We paid dividends of $9 million in the quarter. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. In light of COVID-19 and the current macroeconomic conditions, we expect to continue to pay a quarterly dividend; however, no assurances can be given.
We did not repurchase any shares of our common stock during the quarter and have remaining authorization to repurchase up to $16 million of our common shares.

Off-Balance Sheet Arrangements
At March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Goodwill impairment review
At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%. During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from the COVID-19 pandemic. Based on this, we engaged a third-party to assist in the determination of the fair value of the reporting unit.
The determination of fair value, and the resulting impairment charge, relied on internal projections developed using numerous estimates and assumptions and are inherently subject to significant uncertainties. These estimates and assumptions used included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge and could result in an additional impairment charge to be recorded in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.
We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2019 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2019 Annual Report.
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
With the participation of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2020.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2019 Annual Report. However, we are supplementing the risk factors described in Item 1A of our 2019 Annual Report with the following additional risk factor:
Our operations and financial performance are being affected, and will continue to be affected by the global coronavirus outbreak. The duration and severity of the COVID-19 crisis is unknown and constantly changing, and a prolonged duration of this crisis or a reoccurrence of COVID-19 or other similar virus in the future could have a significantly material effect on our operations, financial condition and liquidity
The COVID-19 pandemic is negatively impacting, and is expected to continue to negatively impact, our business, operations and financial performance. Given the unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, including various governments’ responses to the pandemic, and its effect on the global economy, the ultimate impact of the pandemic on our business, operations and financial performance remains uncertain. There are many factors, not within our control, which could affect the pandemic’s ultimate outcome on our business and our ability to execute our business strategies and initiatives in the expected time frame. These include, but are not limited to: government, businesses and individuals’ actions in response to the pandemic; an acceleration of the decline on the use of physical mail; the impact of the pandemic on the global economy and economic activity; the changing spending habits of consumers and businesses; disruptions in global supply chains; and significant volatility and disruption of financial markets. A prolonged duration of this crisis or a reoccurrence of the COVID-19 pandemic could exacerbate the impact on our business, operations and financial performance. It is also uncertain the extent to which the COVID-19 will permanently affect aspects of the economy to the detriment of our business, including:

•
The dramatic acceleration in the decline of physical mail volume in the geographies in which we operate, which adversely affects both our Presort Services and SendTech Solutions businesses. We cannot yet assess the extent to which these declines in mail volumes, and resulting impact to our business, are permanent or temporary. Further detail on the risk of physical mail volume decline, including an acceleration of that decline, is described in the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report) relating to the “The Continuing Decline in the Volume of Physical Mail Delivered via Traditional Postal Services”.

•
The adverse effect that declines in physical mail are having on the financial health of posts around the world, especially that of the United States Postal Service. If these financial difficulties are not resolved, or if any resolution requires them to operate differently, price in a manner that hurts their competitiveness or reduces postal volume, or causes them to change their contractual relationships with their partners or vendors, these changes could have a material adverse effect on our business. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Significant Disruptions to Postal Operations”.

•
Significant declines in the retail industry caused by the pandemic. Although our Global Ecommerce business has seen an increase in volume of packages in the short-term, should there be a long-term change in consumer sentiment or purchasing habits it could have a material effect on our retail clients, including some of our largest clients, which could have an adverse impact on our financial performance. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Material Change in Consumer Sentiment or Spending Habits”.

•	The decline in frequency of long-distance airplane flights has increased the costs of, and therefore the demand for, products purchased in our Global Ecommerce service’s cross-border business.

•
The effect that social distancing rules and heightened security policies have inhibited, and will continue to inhibit, our ability to sell products and provide services to our clients, fulfill orders and install equipment on a timely basis and market to prospective new clients.

•
Increased costs and reduced labor productivity associated with the extended the safety protocols, including sanitizing facilities and equipment multiple times a day, implemented in our facilities and incremental costs that may be required to hire temporary labor or redirect volumes to other facilities.

•
We could experience an increase in delinquencies in collections and an increase in bankruptcies in our clients, which could affect our cash flow. Client requests for potential payment deferrals or other contract modifications could also reduce the profitability or ongoing cash flow from some of our current customers.

•
Given the severity of the pandemic, the business continuity plans of our suppliers and third-party service providers, may not be sufficient to enable them to satisfy their obligations to us. If they are unable to satisfy these obligations, it could affect our ability to satisfy service or sales obligations to our clients, or it may affect other aspects of our internal operations. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Third-party Suppliers and Outsource Providers”.

•
A prolonged period of generating lower earnings or cash from operations could result in a credit rating downgrade, higher costs of borrowing, or limit our access to additional debt. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Future Credit Rating Downgrades or Capital Market Disruptions”.

As the COVID-19 pandemic continues to adversely affect our business, operations and financial performance, it may also have the effect of heightening many of the other risks described in the risk factors in our 2019 Annual Report, including the risks described above. Further, the COVID-19 pandemic may also affect our business, operations and financial performance in a manner that is not presently known to us.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any shares during the quarter and maintain Board authorization to repurchase up to $16 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
4.1	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on February 26, 2020)	4.1
10.1*	First Incremental Facility Amendment, dated as of February 19, 2020, to the Credit Agreement, among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 20, 2020)	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	May 4, 2020

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)