Form 10-Q
period 2020-06-30
PITNEY BOWES INC /DE/
filed 2020-08-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, 173,082,121 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Business services	$528,990	$417,963	$973,369	$824,508
Support services	113,786	127,705	235,801	256,304
Financing	85,462	92,419	174,540	189,462
Equipment sales	57,837	85,551	134,110	175,338
Supplies	32,773	46,490	78,482	97,443
Rentals	18,644	18,445	37,458	40,602
Total revenue	837,492	788,573	1,633,760	1,583,657
Costs and expenses:
Cost of business services	454,311	337,918	828,976	664,964
Cost of support services	36,725	40,520	76,485	82,367
Financing interest expense	11,939	11,043	24,428	22,407
Cost of equipment sales	47,920	58,570	105,279	122,235
Cost of supplies	8,379	11,758	20,619	25,308
Cost of rentals	6,022	8,418	12,400	18,133
Selling, general and administrative	233,631	241,467	482,264	503,136
Research and development	7,467	13,572	19,583	26,149
Restructuring charges and asset impairments	4,922	5,899	8,739	9,599
Goodwill impairment	—	—	198,169	—
Interest expense, net	26,446	28,019	52,329	55,621
Other components of net pension and postretirement cost (income)	386	(1,618)	235	(2,256)
Other (income) expense	(17,375)	(27)	16,112	17,683
Total costs and expenses	820,773	755,539	1,845,618	1,545,346
Income (loss) from continuing operations before taxes	16,719	33,034	(211,858)	38,311
Provision for income taxes	17,016	3,724	6,986	11,544
(Loss) income from continuing operations	(297)	29,310	(218,844)	26,767
(Loss) income from discontinued operations, net of tax	(3,032)	(5,613)	7,032	(5,729)
Net (loss) income	$(3,329)	$23,697	$(211,812)	$21,038
Basic (loss) earnings per share (1):
Continuing operations	$—	$0.17	$(1.28)	$0.15
Discontinued operations	(0.02)	(0.03)	0.04	(0.03)
Net (loss) income	$(0.02)	$0.13	$(1.24)	$0.12
Diluted (loss) earnings per share (1):
Continuing operations	$—	$0.16	$(1.28)	$0.15
Discontinued operations	(0.02)	(0.03)	0.04	(0.03)
Net (loss) income	$(0.02)	$0.13	$(1.24)	$0.12

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(3,329)	$23,697	$(211,812)	$21,038
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $1,105, $(1,347), $(1,712) and $(423), respectively	10,099	10	(17,636)	21,378
Net unrealized loss on cash flow hedges, net of tax of $(421), $(80), $(479) and $(24), respectively	(1,271)	(234)	(1,445)	(71)
Net unrealized gain on investment securities, net of tax of $467, $1,100, $900 and $2,064, respectively	1,407	3,213	2,715	6,029
Amortization of pension and postretirement costs, net of tax benefits of $3,502, $2,124, $6,152 and $4,773, respectively	11,377	7,311	20,247	13,947
Other comprehensive income, net of tax	21,612	10,300	3,881	41,283
Comprehensive income (loss)	$18,283	$33,997	$(207,931)	$62,321

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$862,897	$924,442
Short-term investments (includes $28,221 and $35,879, respectively, reported at fair value)	153,221	115,879
Accounts and other receivables (net of allowance of $32,474 and $17,830, respectively)	391,748	373,471
Short-term finance receivables (net of allowance of $20,999 and $12,556, respectively)	555,196	629,643
Inventories	73,653	68,251
Current income taxes	1,893	5,565
Other current assets and prepayments	121,924	101,601
Assets of discontinued operations	—	17,229
Total current assets	2,160,532	2,236,081
Property, plant and equipment, net	375,465	376,177
Rental property and equipment, net	40,875	41,225
Long-term finance receivables (net of allowance of $17,115 and $7,095 respectively)	583,839	625,487
Goodwill	1,132,785	1,324,179
Intangible assets, net	175,460	190,640
Operating lease assets	199,162	200,752
Noncurrent income taxes	68,449	71,903
Other assets (includes $264,500 and $230,442, respectively, reported at fair value)	379,611	400,456
Total assets	$5,116,178	$5,466,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$732,048	$793,690
Customer deposits at Pitney Bowes Bank	613,449	591,118
Current operating lease liabilities	35,432	36,060
Current portion of long-term debt	163,257	20,108
Advance billings	122,606	101,920
Current income taxes	11,723	17,083
Liabilities of discontinued operations	—	9,713
Total current liabilities	1,678,515	1,569,692
Long-term debt	2,553,490	2,719,614
Deferred taxes on income	270,376	274,435
Tax uncertainties and other income tax liabilities	35,928	38,834
Noncurrent operating lease liabilities	177,901	177,711
Other noncurrent liabilities	355,388	400,518
Total liabilities	5,071,598	5,180,804

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	68,498	98,748
Retained earnings	5,188,119	5,438,930
Accumulated other comprehensive loss	(836,262)	(840,143)
Treasury stock, at cost (151,737,399 and 152,888,969 shares, respectively)	(4,699,113)	(4,734,777)
Total stockholders’ equity	44,580	286,096
Total liabilities and stockholders’ equity	$5,116,178	$5,466,900

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(211,812)	$21,038
(Income) loss from discontinued operations, net of tax	(7,032)	5,729
Restructuring payments	(11,365)	(13,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring charges and asset impairments	8,739	9,599
Loss on disposition of businesses	—	17,683
Gain on sale of equity investment	(11,908)	—
Loss on extinguishment of debt	36,987	—
Depreciation and amortization	81,787	77,977
Goodwill impairment	198,169	—
Stock-based compensation	6,950	9,165
Allowance for credit losses	27,941	14,707
Amortization of debt fees	5,054	4,924
Changes in operating assets and liabilities, net of acquisitions/divestitures:
(Increase) decrease in accounts receivable	(49,403)	18,565
Decrease in finance receivables	84,342	34,984
Increase in inventories	(6,306)	(10,881)
Increase in other current assets and prepayments	(24,067)	(33,476)
Decrease in accounts payable and accrued liabilities	(25,168)	(53,885)
Increase in current and noncurrent income taxes	29,959	663
Increase (decrease) in advance billings	21,402	(941)
Decrease in pension and retiree medical liabilities	(24,164)	(22,772)
Other, net	(4,873)	1,174
Net cash provided by operating activities - continuing operations	125,232	81,248
Net cash (used in) provided by operating activities - discontinued operations	(38,423)	5,534
Net cash provided by operating activities	86,809	86,782
Cash flows from investing activities:
Purchases of available-for-sale securities	(115,565)	(6,391)
Proceeds from sales/maturities of available-for-sale securities	94,425	54,964
Net activity from short-term and other investments	(44,035)	(1,608)
Capital expenditures	(59,954)	(59,187)
Acquisitions, net of cash acquired	(6,608)	(4,882)
Sale of other investments (See Note 8)	58,248	—
Increase (decrease) in customer deposits at Pitney Bowes Bank	22,331	(8,316)
Other investing activities	(885)	(8,591)
Net cash used in investing activities - continuing operations	(52,043)	(34,011)
Net cash used in investing activities - discontinued operations	(2,502)	(2,140)
Net cash used in investing activities	(54,545)	(36,151)
Cash flows from financing activities:
Increase in short-term borrowings	100,000	—
Proceeds from the issuance of long-term debt	816,544	—
Principal payments of long-term debt	(948,224)	(25,087)
Premiums and fees paid to extinguish debt	(32,645)	—
Dividends paid to stockholders	(17,099)	(18,346)
Common stock repurchases	—	(100,000)
Other financing activities	(3,174)	(3,337)
Net cash used in financing activities	(84,598)	(146,770)
Effect of exchange rate changes on cash and cash equivalents	(9,211)	(81)
Change in cash and cash equivalents	(61,545)	(96,220)
Cash and cash equivalents at beginning of period	924,442	867,262
Cash and cash equivalents at end of period	$862,897	$771,042

Cash interest paid	$82,732	$78,280
Cash income tax payments, net of refunds	$12,176	$17,348

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
Accounts and other receivables includes other receivables of $61 million at June 30, 2020 and $91 million at December 31, 2019. In January 2019, we sold the direct operations and moved to a dealer model in six smaller international markets within Sending Technology Solutions (SendTech Solutions). Other receivables includes gross receivables of $24 million related to these direct operations.

Risks and Uncertainties
The effects of COVID-19 on global economies and businesses continues to impact how we conduct business and our operating results, financial position and cash flows. There still remains uncertainty around the severity, duration and governments' responses to COVID-19, particularly in the United States as parts of the country are experiencing a resurgence in COVID-19 cases and taking actions to modify re-opening plans. Accordingly, we are not able to reasonably estimate the full extent of the impact of the pandemic on our operating results, financial position and liquidity for the remainder of the year. Actual results could differ significantly from our estimates and assumptions, possibly resulting in additional impairments or other charges in future reporting periods.
We assessed certain accounting matters that require the use of estimates, assumptions and consideration of forecasted financial information in context with the known and projected future impacts of COVID-19. The most significant impacts are included below.
The determination of our provision for credit losses is now impacted by changes in forecasted economic conditions (see Accounting Pronouncements Adopted in 2020 below). The impact of COVID-19 on global economies and businesses resulted in an increased probability of recessionary conditions, delinquency rates and business bankruptcy. As a result, our credit loss provision for the three and six months ended June 30, 2020 was $12 million and $28 million compared to $4 million and $15 million for the three and six months ended June 30, 2019.
At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%. The determination of fair value is based on a number of estimates and assumptions, including, but not limed to, projected revenue growth, profitability and cash flows. During the first quarter of 2020, our Global Ecommerce business experienced weaker than expected performance in part due to the macroeconomic conditions resulting from COVID-19. As a result, we evaluated the Global Ecommerce goodwill for impairment and recorded a non-cash, pre-tax goodwill impairment charge of $198 million in the first quarter of 2020 (see Note 8 for additional information).

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
Activity in the allowance for credit losses for accounts and other receivables for the six months ended June 30, 2020 is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at December 31, 2019	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and currency impact	Balance at June 30, 2020
Allowance for credit losses	$17,830	$15,336	$12,692	$(13,384)	$32,474

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$398,453	$118,127	$12,410	$528,990	$—	$528,990
Support services	—	—	113,786	113,786	—	113,786
Financing	—	—	—	—	85,462	85,462
Equipment sales	—	—	14,492	14,492	43,345	57,837
Supplies	—	—	32,773	32,773	—	32,773
Rentals	—	—	—	—	18,644	18,644
Subtotal	398,453	118,127	173,461	690,041	$147,451	$837,492

Revenue from leasing transactions and financing
Financing	—	—	85,462	85,462
Equipment sales	—	—	43,345	43,345
Rentals	—	—	18,644	18,644
Total revenue	$398,453	$118,127	$320,912	$837,492

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$58,750	$58,750
Products/services transferred over time	398,453	118,127	114,711	631,291
Total	$398,453	$118,127	$173,461	$690,041

	Three Months Ended June 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$282,319	$128,138	$7,506	$417,963	$—	$417,963
Support services	—	—	127,705	127,705	—	127,705
Financing	—	—	—	—	92,419	92,419
Equipment sales	—	—	19,384	19,384	66,167	85,551
Supplies	—	—	46,490	46,490	—	46,490
Rentals	—	—	—	—	18,445	18,445
Subtotal	282,319	128,138	201,085	611,542	$177,031	$788,573

Revenue from leasing transactions and financing
Financing	—	—	92,419	92,419
Equipment sales	—	—	66,167	66,167
Rentals	—	—	18,445	18,445
Total revenue	$282,319	$128,138	$378,116	$788,573

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$82,790	$82,790
Products/services transferred over time	282,319	128,138	118,295	528,752
Total	$282,319	$128,138	$201,085	$611,542

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$690,776	$258,847	$23,746	$973,369	$—	$973,369
Support services	—	—	235,801	235,801	—	235,801
Financing	—	—	—	—	174,540	174,540
Equipment sales	—	—	31,621	31,621	102,489	134,110
Supplies	—	—	78,482	78,482	—	78,482
Rentals	—	—	—	—	37,458	37,458
Subtotal	690,776	258,847	369,650	1,319,273	$314,487	$1,633,760

Revenue from leasing transactions and financing
Financing	—	—	174,540	174,540
Equipment sales	—	—	102,489	102,489
Rentals	—	—	37,458	37,458
Total revenue	$690,776	$258,847	$684,137	$1,633,760

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$137,124	$137,124
Products/services transferred over time	690,776	258,847	232,526	1,182,149
Total	$690,776	$258,847	$369,650	$1,319,273

	Six Months Ended June 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$548,573	$262,985	$12,950	$824,508	$—	$824,508
Support services	—	—	256,304	256,304	—	256,304
Financing	—	—	—	—	189,462	189,462
Equipment sales	—	—	40,677	40,677	134,661	175,338
Supplies	—	—	97,443	97,443	—	97,443
Rentals	—	—	—	—	40,602	40,602
Subtotal	548,573	262,985	407,374	1,218,932	$364,725	$1,583,657

Revenue from leasing transactions and financing
Financing	—	—	189,462	189,462
Equipment sales	—	—	134,661	134,661
Rentals	—	—	40,602	40,602
Total revenue	$548,573	$262,985	$772,099	$1,583,657

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$169,666	$169,666
Products/services transferred over time	548,573	262,985	237,708	1,049,266
Total	$548,573	$262,985	$407,374	$1,218,932

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Our performance obligations for revenue from products and services are as follows:
Business services includes providing mail processing services, shipping subscription solutions, fulfillment, delivery and return services and cross-border solutions. Revenue for mail processing services, fulfillment, delivery and return services and cross-border solutions is recognized over time as the services are provided and revenue for shipping subscription solutions is recognized ratably over the contract period. Contract terms for these services range from one to five years followed by annual renewal periods.
Support services includes providing maintenance, professional and subscription services for our mailing equipment and professional services for our shipping solutions. Contract terms range from one to five years, depending on the term of the lease contract for the related equipment. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Equipment sales generally includes the sale of mailing and shipping equipment, excluding sales-type leases. We recognize revenue upon delivery for self-install equipment and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Supplies revenue is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type leases, operating leases, finance income and late fees.

Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2020	December 31, 2019	Increase/ (decrease)
Advance billings, current	Advance billings	$113,799	$92,464	$21,335
Advance billings, noncurrent	Other noncurrent liabilities	$1,102	$1,245	$(143)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Advance billings at both June 30, 2020 and December 31, 2019 also includes $9 million from leasing transactions.
The net increase in advance billings at June 30, 2020 is due to new advance billings recognized during the period in excess of revenue recognized. Revenue recognized during the period includes $75 million of advance billings at the beginning of the period.
Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2020	2021	2022-2025	Total
SendTech Solutions	$146,357	$252,289	$346,874	$745,520
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
Presort Services: Includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
SendTech Solutions: Includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges and other items not allocated to a particular business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net (loss) income.

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Global Ecommerce	$398,453	$282,319	$690,776	$548,573
Presort Services	118,127	128,138	258,847	262,985
Commerce Services	516,580	410,457	949,623	811,558
SendTech Solutions	320,912	378,116	684,137	772,099
Total revenue	$837,492	$788,573	$1,633,760	$1,583,657

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Global Ecommerce	$(18,894)	$(15,576)	$(48,369)	$(30,176)
Presort Services	12,582	15,462	28,277	30,528
Commerce Services	(6,312)	(114)	(20,092)	352
SendTech Solutions	104,268	124,738	210,830	247,141
Total segment EBIT	97,956	124,624	190,738	247,493
Reconciliation of Segment EBIT to net (loss) income:
Unallocated corporate expenses	(49,489)	(45,048)	(93,211)	(102,006)
Restructuring charges and asset impairments	(4,922)	(5,899)	(8,739)	(9,599)
Interest expense, net	(38,385)	(39,062)	(76,757)	(78,028)
Gain on sale of equity investment	11,908	—	11,908	—
Goodwill impairment	—	—	(198,169)	—
Loss on extinguishment of debt	—	—	(36,987)	—
Loss on dispositions and transaction costs	(349)	(1,581)	(641)	(19,549)
Provision for income taxes	(17,016)	(3,724)	(6,986)	(11,544)
(Loss) income from continuing operations	(297)	29,310	(218,844)	26,767
(Loss) income from discontinued operations, net of tax	(3,032)	(5,613)	7,032	(5,729)
Net (loss) income	$(3,329)	$23,697	$(211,812)	$21,038

During the three and six months ended June 30, 2020, we received insurance proceeds of $5 million and $9 million, respectively, related to the October 2019 malware attack, a portion of which has been allocated to the business segments.

4. Discontinued Operations
Discontinued operations includes the Software Solutions business, sold in December 2019, with the exception of the software business in Australia, which closed in January 2020, and the Production Mail business, sold in July 2018. Selected financial information of discontinued operations is as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$—	$—	$—	$72,206	$—	$72,206

Earnings from discontinued operations	$—	$—	$—	$1,342	$—	$1,342
(Loss) gain on sale	(3,416)	245	(3,171)	—	(8,589)	(8,589)
(Loss) income from discontinued operations before taxes	$(3,416)	$245	(3,171)	$1,342	$(8,589)	(7,247)
Tax benefit			(139)			(1,634)
Loss from discontinued operations, net of tax			$(3,032)			$(5,613)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$—	$—	$—	$145,524	$—	$145,524

Earnings (loss) from discontinued operations	$—	$—	$—	$2,938	$(663)	$2,275
Gain (loss) on sale	6,869	(167)	6,702	—	(9,257)	(9,257)
Income (loss) from discontinued operations before taxes	$6,869	$(167)	6,702	$2,938	$(9,920)	(6,982)
Tax benefit			(330)			(1,253)
Income (loss) from discontinued operations, net of tax			$7,032			$(5,729)

Assets of discontinued operations and liabilities of discontinued operations at December 31, 2019 includes the assets and liabilities of the software business in Australia.

5. Earnings per Share (EPS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations	$(297)	$29,310	$(218,844)	$26,767
(Loss) income from discontinued operations, net of tax	(3,032)	(5,613)	7,032	(5,729)
Net (loss) income (numerator for diluted EPS)	(3,329)	23,697	(211,812)	21,038
Less: Preference stock dividend	—	—	—	8
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(3,329)	$23,697	$(211,812)	$21,030
Denominator:
Weighted-average shares used in basic EPS	171,478	177,192	171,167	181,446
Dilutive effect of common stock equivalents (1)	—	1,089	—	1,192
Weighted-average shares used in diluted EPS	171,478	178,281	171,167	182,638
Basic earnings (loss) per share (2):
Continuing operations	$—	$0.17	$(1.28)	$0.15
Discontinued operations	(0.02)	(0.03)	0.04	(0.03)
Net (loss) income	$(0.02)	$0.13	$(1.24)	$0.12
Diluted earnings (loss) per share (2):
Continuing operations	$—	$0.16	$(1.28)	$0.15
Discontinued operations	(0.02)	(0.03)	0.04	(0.03)
Net (loss) income	$(0.02)	$0.13	$(1.24)	$0.12

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	19,963	16,297	18,297	16,077

(1)
Dilutive effect of common stock equivalents for the three and six months ended June 30, 2020 was 1,019 and 1,190, respectively; however, is not included in the calculation of diluted earnings per share as the Company is reporting a net loss for both periods.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$20,021	$13,514
Supplies and service parts	22,787	21,840
Finished products	34,681	36,969
Inventory at FIFO cost	77,489	72,323
Excess of FIFO cost over LIFO cost	(3,836)	(4,072)
Total inventory, net	$73,653	$68,251

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
Finance receivables consisted of the following:

	June 30, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$998,450	$196,767	$1,195,217	$1,055,852	$224,202	$1,280,054
Unguaranteed residual values	37,742	11,283	49,025	41,934	11,789	53,723
Unearned income	(282,027)	(58,487)	(340,514)	(319,281)	(65,888)	(385,169)
Allowance for credit losses	(26,603)	(4,743)	(31,346)	(10,920)	(2,085)	(13,005)
Net investment in sales-type lease receivables	727,562	144,820	872,382	767,585	168,018	935,603
Loan receivables
Loan receivables	254,786	18,635	273,421	298,247	27,926	326,173
Allowance for credit losses	(6,482)	(286)	(6,768)	(5,906)	(740)	(6,646)
Net investment in loan receivables	248,304	18,349	266,653	292,341	27,186	319,527
Net investment in finance receivables	$975,866	$163,169	$1,139,035	$1,059,926	$195,204	$1,255,130

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Maturities of gross sales-type lease receivables and gross loan receivables at June 30, 2020 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2020	$220,405	$41,451	$261,856	$216,777	$18,635	$235,412
Year ending December 31, 2021	336,863	68,465	405,328	12,032	—	12,032
Year ending December 31, 2022	234,552	47,971	282,523	10,414	—	10,414
Year ending December 31, 2023	138,308	26,324	164,632	5,582	—	5,582
Year ending December 31, 2024	58,803	10,403	69,206	6,807	—	6,807
Thereafter	9,519	2,153	11,672	3,174	—	3,174
Total	$998,450	$196,767	$1,195,217	$254,786	$18,635	$273,421

Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$974,864	$194,055	$246,491	$18,288	$1,433,698
Past due amounts > 90 days	23,586	2,712	8,295	347	34,940
Total	$998,450	$196,767	$254,786	$18,635	$1,468,638
Past due amounts > 90 days
Still accruing interest	$4,982	$1,091	$5,205	$191	$11,469
Not accruing interest	18,604	1,621	3,090	156	23,471
Total	$23,586	$2,712	$8,295	$347	$34,940

	December 31, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$1,032,912	$220,819	$294,001	$27,697	$1,575,429
Past due amounts > 90 days	22,940	3,383	4,246	229	30,798
Total	$1,055,852	$224,202	$298,247	$27,926	$1,606,227
Past due amounts > 90 days
Still accruing interest	$4,835	$1,081	$2,094	$121	$8,131
Not accruing interest	18,105	2,302	2,152	108	22,667
Total	$22,940	$3,383	$4,246	$229	$30,798

Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Credit losses are estimated at the portfolio level based on asset type and geographic market. Historical loss experience was based on actual loss rates over the average term of the asset of five years for sales-type lease receivables and three years for loan receivables (including accrued interest). Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves. The allowance for credit losses for the six months ended June 30, 2020 considers the current economic conditions and resulting impact on a client's future ability to pay amounts due.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We monitor delinquency rates and have experienced a slight increase in our delinquencies during this current economic situation. However, we believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	9,025	1,257	4,758	208	15,248
Write-offs	(3,536)	(386)	(4,542)	(297)	(8,761)
Recoveries	946	44	1,386	1	2,377
Other	(23)	(7)	90	36	96
Balance at June 30, 2020	$26,603	$4,743	$6,482	$286	$38,114

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,253	$2,355	$6,777	$837	$20,222
Amounts charged to expense	3,660	455	2,329	315	6,759
Write-offs	(3,452)	(533)	(4,649)	(451)	(9,085)
Recoveries	813	167	1,909	4	2,893
Other	48	(182)	8	54	(72)
Balance at June 30, 2019	$11,322	$2,262	$6,374	$759	$20,717

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

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$136,197	$252,315	$199,078	$118,201	$49,013	$19,906	$187,311	$962,021
Medium	25,754	57,452	45,269	28,693	10,886	5,688	53,748	227,490
High	3,249	6,342	5,295	3,380	1,802	323	4,210	24,601
Not Scored	35,880	82,099	56,596	33,466	15,450	2,883	28,152	254,526
Total	$201,080	$398,208	$306,238	$183,740	$77,151	$28,800	$273,421	$1,468,638

The majority of the Not Scored amounts above is within our International portfolio. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process, and there is no single credit score model that covers all countries. International credit applications below $50 thousand are subjected to an automated review process. All other credit applications are manually reviewed. A manual review includes obtaining client financial information, credit reports and other available financial information. Approximately 80% of credit applications are approved or denied through the automated review process.

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Profit recognized at commencement (1)	$21,271	$36,508	$51,166	$73,112
Interest income	34,055	58,045	68,315	117,523
Total lease income from sales-type leases	$55,326	$94,553	$119,481	$190,635
(1) Lease contracts do not include variable lease payments.

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2020	$20,222
Year ending December 31, 2021	27,899
Year ending December 31, 2022	10,881
Year ending December 31, 2023	4,899
Year ending December 31, 2024	1,528
Thereafter	200
Total	$65,629

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Intangible Assets, Goodwill and Other Assets
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,178	$(101,688)	$166,490	$265,665	$(88,550)	$177,115
Software & technology	31,600	(23,012)	8,588	31,600	(19,999)	11,601
Trademarks & other	13,324	(12,942)	382	13,324	(11,400)	1,924
Total intangible assets	$313,102	$(137,642)	$175,460	$310,589	$(119,949)	$190,640

Amortization expense was $9 million for both the three months ended June 30, 2020 and 2019, and $18 million for both the six months ended June 30, 2020 and 2019.
Future amortization expense as of June 30, 2020 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2020	$15,699
Year ending December 31, 2021	30,227
Year ending December 31, 2022	29,281
Year ending December 31, 2023	26,443
Year ending December 31, 2024	26,443
Thereafter	47,367
Total	$175,460

Goodwill
Changes in the carrying value of goodwill, by reporting segment, are shown in the table below.

	December 31, 2019	Impairment	Acquisition	Currency impact	June 30, 2020
Global Ecommerce	$609,431	$(198,169)	$—	$—	$411,262
Presort Services	212,529	—	8,463	—	220,992
Commerce Services	821,960	(198,169)	8,463	—	632,254
SendTech Solutions	502,219	—	—	(1,688)	500,531
Total goodwill	$1,324,179	$(198,169)	$8,463	$(1,688)	$1,132,785

During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19. At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%, and the deteriorating macroeconomic conditions and uncertainty brought on by COVID-19 caused us to evaluate the Global Ecommerce goodwill for impairment.
To test the Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to the reporting unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. The determination of fair value, and the resulting impairment charge, relied on internal projections developed using numerous estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge and could result in an additional impairment charge in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million in the first quarter to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.

Other Assets
During the second quarter of 2020, we surrendered certain company owned life insurance policies and received proceeds of $46 million. We did not record a gain or loss on the surrender; however, the surrender resulted in a tax expense of $12 million (see Note 13 for further information). Also, during the second quarter of 2020, we sold our interest in an equity investment for $12 million and recognized a gain of $12 million.

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$85,243	$441,600	$—	$526,843
Equity securities	—	20,822	—	20,822
Commingled fixed income securities	1,713	19,376	—	21,089
Government and related securities	39,525	18,583	—	58,108
Corporate debt securities	—	75,557	—	75,557
Mortgage-backed / asset-backed securities	—	115,742	—	115,742
Derivatives
Foreign exchange contracts	—	308	—	308
Total assets	$126,481	$691,988	$—	$818,469
Liabilities:
Derivatives
Interest rate swaps	$—	$(1,605)	$—	$(1,605)
Foreign exchange contracts	—	(1,106)	—	(1,106)
Total liabilities	$—	$(2,711)	$—	$(2,711)

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

Derivative Securities

•
Foreign Exchange Contracts: The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties. These securities are classified as Level 2.

•
Interest Rate Swaps: The valuation of interest rate swaps is based on an income approach using inputs that are observable or that can be derived from, or corroborated by, observable market data. These securities are classified as Level 2.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-For-Sale Securities
Available-for-sale securities are predominantly held at the Pitney Bowes Bank, whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e. interest rates) recorded in accumulated other comprehensive income (AOCI) and changes in fair value due to credit conditions recorded in earnings. Individual securities are considered impaired when the fair value declines below amortized cost. We use a discounted cash flow model to determine the amount of unrealized losses due to credit losses. Unrealized losses recorded during the period due to credit conditions were immaterial.

Available-for-sale securities consisted of the following:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$55,576	$1,289	$(338)	$56,527
Corporate debt securities	71,689	4,558	(690)	75,557
Commingled fixed income securities	1,692	21	—	1,713
Mortgage-backed / asset-backed securities	113,497	2,520	(275)	115,742
Total	$242,454	$8,388	$(1,303)	$249,539

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$80,732	$1,358	$(114)	$81,976
Corporate debt securities	70,426	2,009	(286)	72,149
Commingled fixed income securities	1,675	—	(19)	1,656
Mortgage-backed / asset-backed securities	65,679	960	(300)	66,339
Total	$218,512	$4,327	$(719)	$222,120

Investment securities in a loss position were as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$46,650	$1,192	$52,521	$583
Greater than 12 continuous months	4,441	111	9,227	136
Total	$51,091	$1,303	$61,748	$719

Our allowance for credit losses on available-for-sale investment securities was not significant at June 30, 2020. At June 30, 2020, approximately 10% of total securities in the investment portfolio were in a net loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as the majority of our investments are in short-term, highly liquid investments, high grade corporate securities and U.S. government securities. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Scheduled maturities of available-for-sale securities at June 30, 2020 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$26,274	$26,407
After 1 year through 5 years	56,027	58,709
After 5 years through 10 years	47,838	49,663
After 10 years	112,315	114,760
Total	$242,454	$249,539

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

Held-to-Maturity Securities
Held-to-maturity securities at June 30, 2020 and December 31, 2019, include $257 million and $383 million, respectively, of short-term, highly liquid time deposits. Due to the short-term nature of these securities, the carrying value approximates fair value.

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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At both June 30, 2020 and December 31, 2019, we had outstanding contracts associated with these anticipated transactions with notional amounts of $7 million. Amounts included in AOCI at June 30, 2020 will be recognized in earnings within the next 12 months.

Interest Rate Swaps
During the quarter, we entered into interest rate swap agreements with an aggregate notional amount of $500 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCI.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$46	$207
	Accounts payable and accrued liabilities	(214)	(56)

Interest rate swaps	Other noncurrent liabilities	(1,605)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	262	3,049
	Accounts payable and accrued liabilities	(892)	(1,346)

	Total derivative assets	$308	$3,256
	Total derivative liabilities	(2,711)	(1,402)
	Total net derivative (liability) asset	$(2,403)	$1,854

Results of cash flow hedging relationships were as follows:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(121)	$(320)	Revenue	$(64)	$(36)
			Cost of sales	32	29
Interest rate swap	(1,605)	—	Interest expense	—	—
	$(1,726)	$(320)		$(32)	$(7)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(281)	$25	Revenue	$(3)	$75
			Cost of sales	42	45
Interest rate swap	(1,605)	—	Interest expense	—	—
	$(1,886)	$25		$39	$120

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at June 30, 2020 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$1,200	$(65)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$(3,667)	$5,205

Fair Value of Financial Instruments
Financial instruments not reported at fair value on a recurring basis include cash and cash equivalents, accounts receivable, loan receivables, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximate fair value. The fair value of debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of debt are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of debt was as follows:

	June 30, 2020	December 31, 2019
Carrying value	$2,716,747	$2,739,722
Fair value	$2,156,837	$2,572,794

10. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2020	$11,937	$69	$12,006
Expenses, net	6,357	546	6,903
Cash payments	(10,772)	(593)	(11,365)
Balance at June 30, 2020	$7,522	$22	$7,544

Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	7,101	707	7,808
Cash payments	(10,786)	(2,219)	(13,005)
Balance at June 30, 2019	$9,956	$296	$10,252

The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

Other Charges
Restructuring charges and asset impairments for the six months ended June 30, 2020 and 2019 also includes $2 million of non-cash charges related to asset impairments, pension settlements and facilities abandonment.
11. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2020	December 31, 2019
Notes due October 2021	4.625%	$172,456	$600,000
Notes due May 2022	5.375%	150,000	400,000
Notes due April 2023	5.70%	275,000	400,000
Notes due March 2024	4.625%	375,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due November 2024	Variable	390,000	400,000
Term loan due January 2025	Variable	839,375	—
Credit Facility	Variable	100,000	—
Other debt		5,052	5,108
Principal amount		2,767,724	2,765,949
Less: unamortized costs, net		50,977	26,227
Total debt		2,716,747	2,739,722
Less: current portion long-term debt		163,257	20,108
Long-term debt		$2,553,490	$2,719,614

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result of credit rating downgrades in November 2019 and May 2020, the interest rates on the October 2021 notes and April 2023 notes increased 0.50% and the interest rate on the May 2022 notes increased 0.75%. Further, the interest rates on the October 2021 notes and April 2023 notes will increase an additional 0.25% in the fourth quarter of 2020.
In February 2020, we secured a five-year $850 million term loan maturing January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly. In May 2020, we entered into interest rate swap agreements with an aggregate notional amount of $500 million to mitigate the interest rate risk associated with $500 million of our variable-rate term loans. Under the terms of the swap agreements, we pay fixed-rate interest of 0.4443% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.
In March 2020, we purchased under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. A $37 million loss was incurred on the early redemption of debt.
During the first half of 2020, we repaid $21 million of principal related to our term loans.
We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. In April 2020, in light of the current macroeconomic environment, we drew down $100 million under the credit facility as a precautionary measure. This borrowing is considered short-term as the amount is due and interest resets monthly. At June 30, 2020, we were in compliance with all covenants.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Service cost	$27	$21	$399	$388	$217	$228
Interest cost	13,179	15,708	3,407	4,308	1,242	1,637
Expected return on plan assets	(21,303)	(23,184)	(7,969)	(8,505)	—	—
Amortization of transition credit	—	—	(1)	(1)	—	—
Amortization of prior service (credit) cost	(15)	(15)	59	60	94	81
Amortization of net actuarial loss	8,197	6,037	2,005	1,572	738	503
Settlement (1)	612	801	3,190	397	—	—
Net periodic benefit cost (income)	$697	$(632)	$1,090	$(1,781)	$2,291	$2,449
Contributions to benefit plans	$1,969	$2,423	$580	$878	$3,616	$4,457

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Service cost	$53	$42	$798	$772	$434	$483
Interest cost	26,358	31,586	6,925	8,796	2,487	3,291
Expected return on plan assets	(42,607)	(46,363)	(16,177)	(17,269)	—	—
Amortization of transition credit	—	—	(2)	(3)	—	—
Amortization of prior service (credit) cost	(30)	(30)	120	123	187	161
Amortization of net actuarial loss	16,395	13,073	4,064	3,184	1,474	1,014
Settlement (1)	1,001	801	3,190	397	—	—
Net periodic benefit cost (income)	$1,170	$(891)	$(1,082)	$(4,000)	$4,582	$4,949
Contributions to benefit plans	$3,898	$4,051	$8,568	$9,088	$8,071	$9,213

(1) Approximately $2.6 million and $0.5 million of total settlement charges were recorded in discontinued operations and restructuring charges, respectively, for the three and six months ended June 30, 2020 and approximately $0.3 million and $0.7 million of total settlement charges were recorded in discontinued operations and restructuring charges, respectively, for the three and six months ended June 30, 2019.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

13. Income Taxes
The effective tax rate for the three and six months ended June 30, 2020 was 101.8% and (3.3)%, respectively and includes a $12 million charge for the surrender of company owned life insurance policies (see Note 8). The effective tax rate for the six months ended June 30, 2020 also includes a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible, a benefit of $2 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-money vested stock options and the vesting of restricted stock.
The effective tax rate for the three and six months ended June 30, 2019 was 11.3% and 30.1%, respectively, and includes benefits from the resolution of certain tax examinations of $3 million and $6 million, respectively. The effective tax rate for the six months ended June 30, 2019 also includes a $2 million tax on the $18 million book loss incurred from the disposition of operations in certain international markets, primarily due to nondeductible basis differences and a charge of $2 million for the write-off of deferred tax assets associated with the expiration of out-of-money vested stock options and the vesting of restricted stock.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2015 are closed to audit. Other significant jurisdictions include France (closed through 2016), Germany (closed through 2016) and the U.K. (closed through 2017). We also have other less significant tax filings currently subject to examination.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows as of June 30, 2020. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
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
We have entered into three equipment leases for our Commerce Services operations that will commence in the fourth quarter with terms ranging from seven to nine years. Aggregate lease payments for the three leases will approximate $30 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

15. Stockholders’ Equity

Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2020	$323,338	$69,553	$5,200,024	$(857,874)	$(4,705,611)	$29,430
Net loss	—	—	(3,329)	—	—	(3,329)
Other comprehensive income	—	—	—	21,612	—	21,612
Dividends paid ($0.05 per common share)	—	—	(8,576)	—	—	(8,576)
Issuance of common stock	—	(6,484)	—	—	6,498	14
Stock-based compensation expense	—	5,429	—	—	—	5,429
Balance at June 30, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2019	$1	$388	$323,338	$109,166	$5,267,615	$(917,978)	$(4,696,080)	$86,450
Net income	—	—	—	—	23,697	—	—	23,697
Other comprehensive income	—	—	—	—	—	10,300	—	10,300
Dividends paid ($0.05 per common share)	—	—	—	—	(8,938)	—	—	(8,938)
Issuance of common stock	—	—	—	(3,807)	—	—	4,024	217
Conversion to common stock	—	(122)	—	(2,389)	—	—	2,511	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	2,381	—	—	—	2,381
Repurchase of common stock	—	—	—	—	—	—	(60,858)	(60,858)
Balance at June 30, 2019	$—	$—	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2020	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting changes	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(211,812)	—	—	(211,812)
Other comprehensive income	—	—	—	3,881	—	3,881
Dividends paid ($0.10 per common share)	—	—	(17,099)	—	—	(17,099)
Issuance of common stock	—	(37,200)	—	—	35,664	(1,536)
Stock-based compensation expense	—	6,950	—	—	—	6,950
Balance at June 30, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net income	—	—	—	—	21,038	—	—	21,038
Other comprehensive income	—	—	—	—	—	41,283	—	41,283
Dividends paid ($0.10 per common share)	—	—	—	—	(18,346)	—	—	(18,346)
Issuance of common stock	—	—	—	(22,731)	—	—	20,998	(1,733)
Conversion to common stock	—	(130)	—	(2,558)	—	—	2,688	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	9,165	—	—	—	9,165
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100,000)
Balance at June 30, 2019	$—	$—	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972

16. Accumulated Other Comprehensive Loss (AOCL)
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow hedges
Revenue	$(64)	$(36)	$(3)	$75
Cost of sales	32	29	42	45
Total before tax	(32)	(7)	39	120
Income tax (benefit) provision	(8)	(1)	10	31
Net of tax	$(24)	$(6)	$29	$89

Available-for-sale securities
Interest expense, net	$3,233	$(81)	$3,517	$(104)
Income tax provision (benefit)	805	(21)	876	(27)
Net of tax	$2,428	$(60)	$2,641	$(77)

Pension and postretirement benefit plans
Transition credit	$1	$1	$2	$3
Prior service costs	(138)	(126)	(277)	(254)
Actuarial losses	(10,940)	(8,112)	(21,933)	(17,271)
Settlement	(3,802)	(1,198)	(4,191)	(1,198)
Total before tax	(14,879)	(9,435)	(26,399)	(18,720)
Income tax benefit	(3,502)	(2,124)	(6,152)	(4,773)
Net of tax	$(11,377)	$(7,311)	$(20,247)	$(13,947)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCL were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications (1)	(1,416)	5,356	—	(17,636)	(13,696)
(Gain) loss reclassified into earnings (1)	(29)	(2,641)	20,247	—	17,577
Net other comprehensive (loss) income	(1,445)	2,715	20,247	(17,636)	3,881
Balance at June 30, 2020	$(1,108)	$5,564	$(798,771)	$(41,947)	$(836,262)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income before reclassifications (1)	18	5,952	—	21,378	27,348
(Gain) loss reclassified into earnings (1)	(89)	77	13,947	—	13,935
Net other comprehensive (loss) income	(71)	6,029	13,947	21,378	41,283
Balance at June 30, 2019	$120	$2,968	$(832,514)	$(78,252)	$(907,678)
(1)     Amounts are net of tax.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, the uncertainty around the severity, magnitude and duration of the COVID-19 pandemic (COVID-19), including governments' responses to COVID-19, its continuing impact on our operations, employees, the availability and cost of labor, global supply chain and demand across our and our clients' businesses, as well as any deterioration or instability in global macroeconomic conditions, could cause our actual results to differ than those expressed in any forward-looking statement. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:

•	declining physical mail volumes

•
changes in postal regulations, or the financial health of posts, in the U.S. or other major markets or the loss of, or significant changes to, our contractual relationship with the United States Postal Service (USPS)

•	expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events

•	our ability to continue to grow volumes, gain additional economies of scale and improve profitability within our Commerce Services group

•	the loss of some of our larger clients in our Commerce Services group

•	our success at managing customer credit risk

•	third-party suppliers' ability to provide products and services required by our clients

•	changes in labor conditions and transportation costs

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	our success in developing and marketing new products and services and obtaining regulatory approvals, if required

•	competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	changes in global political conditions and international trade policies, including the imposition or expansion of trade tariffs

•	our success at managing relationships and costs with outsource providers of certain functions and operations

•	changes in banking regulations or the loss of our Industrial Bank charter or changes in foreign currency exchange rates and interest rates

•	the United Kingdom's exit from the European Union

•	intellectual property infringement claims

•	the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks

•	acts of nature

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2019 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview
Financial Results Summary - Three and Six Months Ended June 30:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % Change	2020	2019	Actual % change	Constant Currency % change
Business services	$528,990	$417,963	27%	27%	$973,369	$824,508	18%	18%
Support services	113,786	127,705	(11)%	(10)%	235,801	256,304	(8)%	(8)%
Financing	85,462	92,419	(8)%	(7)%	174,540	189,462	(8)%	(7)%
Equipment sales	57,837	85,551	(32)%	(32)%	134,110	175,338	(24)%	(23)%
Supplies	32,773	46,490	(30)%	(29)%	78,482	97,443	(19)%	(19)%
Rentals	18,644	18,445	1%	2%	37,458	40,602	(8)%	(7)%
Total revenue	$837,492	$788,573	6%	7%	$1,633,760	$1,583,657	3%	3%

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Actual % change	Constant currency % change	2020	2019	Actual % change	Constant currency % change
Global Ecommerce	$398,453	$282,319	41%	41%	$690,776	$548,573	26%	26%
Presort Services	118,127	128,138	(8)%	(8)%	258,847	262,985	(2)%	(2)%
Commerce Services	516,580	410,457	26%	26%	949,623	811,558	17%	17%
SendTech Solutions	320,912	378,116	(15)%	(15)%	684,137	772,099	(11)%	(11)%
Total	$837,492	$788,573	6%	7%	$1,633,760	$1,583,657	3%	3%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
Global Ecommerce	$(18,894)	$(15,576)	(21)%	$(48,369)	$(30,176)	(60)%
Presort Services	12,582	15,462	(19)%	28,277	30,528	(7)%
Commerce Services	(6,312)	(114)	>(100%)	(20,092)	352	>(100%)
SendTech Solutions	104,268	124,738	(16)%	210,830	247,141	(15)%
Total Segment EBIT	$97,956	$124,624	(21)%	$190,738	$247,493	(23)%

Revenue increased 6% as reported and 7% at constant currency for the quarter compared to the prior year. Business services revenue increased 27% driven by significantly higher volumes in our Global Ecommerce business, which more than offset double digit declines in equipment sales, supplies and support services driven in part by the continuing impacts of COVID-19. In our business segments, Global Ecommerce revenue grew 41% due to increased volumes, Presort Services revenue declined 8% due to lower First Class and Marketing Mail volumes and SendTech Solutions revenue declined 15%, primarily due to lower equipment sales and supplies revenue. Segment EBIT decreased 21%, primarily due to lower revenue in SendTech Solutions, higher credit losses in Global Ecommerce and increased costs attributed to COVID-19.
Revenue increased 3% for the first half of 2020 compared to the prior year. Business services revenue increased 18% due to higher Global Ecommerce volumes but was partially offset by declines in other revenue line items. In our business segments, Global Ecommerce revenue grew 26% due to increased volumes, Presort Services revenue declined 2% and SendTech Solutions revenue declined 11%. Segment EBIT decreased 23%, primarily due to lower revenue in SendTech Solutions, higher credit losses and the mix of business in Global Ecommerce and increased costs attributed to COVID-19. Refer to Results of Operations section for further information.
Commerce Services EBIT margins in the quarter and year-to-date periods were adversely impacted by increased labor and postal costs at Global Ecommerce due to the sudden and significant increase in volumes, higher credit losses at Global Ecommerce, lower volumes at Presort Services and increased costs and reduced productivity driven by COVID-19. However, the Global Ecommerce EBIT margin in the second quarter was improved from the first quarter 2020 and prior year period reflecting scale-related benefits in per unit transportation and warehousing costs. SendTech Solutions EBIT margins in the quarter and year-to-date periods were relatively unchanged compared to the prior year periods despite double-digit declines in revenue, primarily due to lower operating expenses from cost savings initiatives.
Second Quarter Highlights
We drew down $100 million under our revolving credit facility as a precautionary measure and invested these proceeds in highly liquid, short-term investments.
We surrendered certain company owned life insurance (COLI) policies and sold our interest in an equity investment for aggregate proceeds of $58 million. We recognized a gain of $12 million on the sale of the equity investment and while the surrender of the COLI policies did not result in a pre-tax gain or loss, the surrender resulted in a $12 million tax charge.
We also received insurance proceeds of $5 million related to the October 2019 malware attack that temporarily disrupted customer access to some services.
In May 2020, we were affected by a Maze ransomware attack. Although the Maze attackers were able to exfiltrate a small amount of our confidential data, working with our third-party security consultants, we were able to successfully thwart the attack before any of our operations could be disrupted or any data encrypted. The attempted attack did not have any impact on our financial results, and we satisfied all regulatory obligations arising out of the attack.
Impacts of COVID-19
The global spread of COVID-19 and the efforts to contain it adversely affected the U.S. and international economies, impacting demand for a broad variety of goods and services, creating disruptions and shortages in global supply chains and causing significant volatility in financial markets. Our employees worldwide that have the ability to work remotely are doing so. Our facilities continue to operate, and many employees continue to report to work at these facilities. We have implemented additional measures to protect the health and safety of our employees and contractors, including staggering shifts and breaks to enhance social distancing, providing personal protection equipment, conducting temperature checks and sanitizing equipment and facilities multiple times a day.
COVID-19 has impacted our financial results in different ways in each of our businesses. In Global Ecommerce, we saw significantly higher volumes in the quarter due to the demand for ecommerce solutions in the current environment. In Presort Services, First Class and Marketing Mail volumes have declined due to lower market demand and changing client behaviors in the current environment. As a result of the additional health and safety measures implemented in all our Commerce Services facilities, we have incurred, and will continue to incur, additional costs and reduced productivity.
In SendTech Solutions, the global shut-down of businesses and increase in the number of clients working remotely significantly adversely impacted demand for and usage of our mailing equipment and supplies, as well as our ability to contact and service clients and perform on-site installations. Despite the negative impacts of COVID-19, we saw improving trends in equipment sales and supplies revenues as we exited the quarter. Also, as businesses continue to operate remotely, we are seeing improvement in our cloud-enabled shipping and mailing solutions.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was passed into law in response to market volatility and instability resulting from COVID-19. The CARES Act includes provisions relating to the deferment of the employer portion of certain payroll taxes, net operating loss carryback periods and modifications to the net interest deduction limitations. We continue to assess the impact of these provisions; which we believe could affect the timing of certain cash payments but not materially impact our financial position or results of operations.
Outlook
The severity, duration and governmental responses of COVID-19 are uncertain, and we are not able to reasonably estimate the full extent of the impact on our operating results, liquidity, cash flows or financial position for the remainder of the year. As COVID-19 continues to affect global economies and how businesses operate, we will continue to take proactive measures to protect the health and safety of our employees, clients, partners and suppliers. These additional safety measures will result in additional expenses and reduced productivity. Corporate and local management will continue to assess conditions to determine when, or how, employees currently working remotely should return to office locations.
Our Commerce Services businesses are more demand-driven and it is difficult to predict how demand and volumes will trend and the impact to productivity throughout the duration of COVID-19. Within Global Ecommerce, domestic parcel delivery volumes have increased significantly due to a global market shift to ecommerce solutions. While we cannot predict the magnitude of volume increases, we expect this shift to continue throughout the remainder of the year. We signed on over 100 new clients in the second quarter and volumes from these clients will benefit the second half of the year. Cross-border volumes are still experiencing declines and we expect this to continue as long as there are restrictions on international shipments. The sudden and significant increase in volumes resulted in higher labor and postal costs in the second quarter as we needed to react quickly to process and deliver these parcels. However, the higher volumes resulted in scale-related benefits in per unit transportation and warehousing costs. We expect continued improvements in per unit transportation and warehousing costs as volumes increase and improvements in per unit labor costs as the business sizes itself to handle the higher volumes.
In Presort Services, approximately 80% of mail volumes processed are First Class Mail with the remaining 20% primarily Marketing Mail. There were declines in mail volumes from the onset of COVID-19; however, these volume declines started to moderate as we exited the second quarter. For the remainder of the year, we expect volumes of First Class Mail and Marketing Mail to be lower compared to the prior year. As businesses begin to re-open and clients return to their normal behaviors, we expect volumes to improve from current levels; however, the timing and magnitude of this improvement would be contingent on the severity and duration of COVID-19. While currently a small part of total volumes, volumes in Marketing Mail Flats and Bound Printed Matter grew over 30% in the second quarter and we anticipate these volumes will continue to grow throughout the remainder of the year.
Within SendTech Solutions, approximately two-thirds of revenue is recurring in nature and materially contributes to our cash flows. Nonrecurring revenues, primarily equipment sales and to a lesser extent, supplies, will continue to be adversely impacted by COVID-19 due to declining demand and usage. We are unable to predict the duration and magnitude of these declines or determine when, or if, demand and usage will return to normal levels; however, we would expect to see improving trends as more businesses start to re-open. As a result of clients working remotely and the necessity of alternate solutions, we saw an improvement in our cloud-enabled shipping and mailing solutions during the second quarter and expect this shift in market preference to continue as clients realize the value of our digital capabilities. We continue to monitor cash collections from our recurring revenue streams. There was an increase in delinquency rates during the second quarter that was in-line with our expectations, but we are starting to see an improvement in delinquency rates and positive changes in customer payment behaviors. There are no assurances that this improvement in delinquency rates and payment behaviors will continue, or that the impacts of COVID-19 will not result in higher client bankruptcies or account write-offs.
Before the onset of COVID-19 and the resulting economic decline, we had taken steps to reduce and refinance debt, improve liquidity and strengthen our balance sheet that we believe will enable us to manage through the current economic downturn. We are taking further actions to manage cash flows and maintain liquidity, including, but not limited to, prioritizing our capital expenditures to essential and necessary investments and reducing targeted loan originations at Wheeler Financial. We estimate that these actions alone will benefit annual cash flows by approximately $75 million. Refer to the Liquidity and Capital Resources section for further information.

RESULTS OF OPERATIONS
In our Results of Operations discussion, we present and discuss revenue and cost of revenue at the segment level since our revenue and related costs of revenue sources are predominantly specific to the segments. Operating and other expenses are presented and discussed on a consolidated basis as this basis provides a better understanding of the underlying drivers of change in these expense line items or they are not allocated to a specific segment.
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

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$398,453	$282,319	41%	41%	$355,861	$238,854	10.7%	15.4%

	Segment EBIT
	Three Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$(18,894)	$(15,576)	(21)%
Global Ecommerce revenue increased 41% in the second quarter of 2020 due to significant growth in domestic parcel delivery volumes driven in part, by the market shift to ecommerce solutions as a result of COVID-19, and higher digital domestic and fulfillment services volumes. This volume growth contributed revenue growth of 47%, while a decline in domestic returns and cross-border volumes contributed a 6% decline in revenue.
Gross margin decreased to 10.7% from 15.4% in the prior year primarily due to higher labor, postage and other incremental costs driven by COVID-19.
Segment EBIT for the second quarter of 2020 was a loss of $19 million compared to a loss of $16 million in the prior year period. The increased loss was primarily driven by incremental costs associated with COVID-19 including higher credit loss expense of $6 million, higher labor and postal costs of $3 million due to the rapid increase in volumes and incremental costs of $1 million related to sanitizing and safety measures. Segment EBIT margin of (4.7)% improved from the prior year period reflecting scale-related benefits in transportation and warehouse costs offset by increased labor and postal costs driven by COVID-19.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$690,776	$548,573	26%	26%	$621,082	$461,312	10.1%	15.9%

	Segment EBIT
	Six Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$(48,369)	$(30,176)	(60)%
Global Ecommerce revenue increased 26% in the first half of 2020 with higher domestic parcel delivery volumes driven in part, by the market shift to ecommerce solutions as a result of COVID-19, and higher digital domestic and fulfillment services volumes contributing revenue growth of 30%, partially offset by domestic returns volumes contributing a revenue decline of 4%.
Gross margin decreased to 10.1% from 15.9% in the prior year primarily due to a shift in the mix of business and incremental costs driven by COVID-19.
Segment EBIT for the first half of 2020 was a loss of $48 million compared to a loss of $30 million in the prior year period. The increased loss was primarily driven by higher credit loss expense of $8 million, higher labor and postal costs, incremental costs related to sanitizing and safety measures, the shift in the mix of business and incremental costs associated with new facilities that opened during the fourth quarter of 2019.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$118,127	$128,138	(8)%	(8)%	$93,542	$97,040	20.8%	24.3%

	Segment EBIT
	Three Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$12,582	$15,462	(19)%
Presort Services revenue decreased 8% in the second quarter of 2020 compared to the prior year period due to a reduction in volumes. Volumes decreased in the second quarter compared to the prior year primarily due to lower Marketing Mail and First Class Mail, driven by COVID-19, partially offset by higher volumes of Marketing Mail Flats and Bound Printed Matter. Revenue declined 11% due to lower organic volumes but benefited 3% from acquisitions.
Gross margin decreased to 20.8% from 24.3% and segment EBIT declined 19% in the second quarter of 2020. The decrease in gross margin was primarily due to the decline in revenue and increased costs associated with COVID-19, including $2 million for sanitizing and safety measures and quarantine payments. The increased costs were partially offset by improvements in transportation due to ongoing productivity initiatives. Segment EBIT includes $3 million from insurance proceeds related to the malware attack in late 2019. Segment EBIT margin of 10.7% was down 1 percentage point from the prior year period largely driven by reduced volumes and increased labor costs driven by COVID-19.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$258,847	$262,985	(2)%	(2)%	$198,781	$199,002	23.2%	24.3%

	Segment EBIT
	Six Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$28,277	$30,528	(7)%
Presort Services revenue decreased 2% in the first half of 2020 compared to the prior year period due to lower volumes of Marketing Mail and First Class Mail, driven by COVID-19. Revenue declined 5% due to lower organic volumes but benefited 3% from acquisitions.
Gross margin decreased to 23.2% from 24.3% and segment EBIT declined $2 million, or 7%, in the first half of 2020. Gross margins were adversely impacted by lower revenue and the incremental costs associated with COVID-19. The decline in segment EBIT was driven by lower revenue and a $2 million charge for losses on certain investment securities driven by market conditions, partially offset by $3 million of insurance proceeds related to the malware attack in late 2019.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$12,410	$7,506	65%	68%	$4,856	$1,803	60.9%	76.0%
Support services	113,786	127,705	(11)%	(10)%	36,196	40,637	68.2%	68.2%
Financing	85,462	92,419	(8)%	(7)%	11,939	11,043	86.0%	88.1%
Equipment sales	57,837	85,551	(32)%	(32)%	47,866	58,486	17.2%	31.6%
Supplies	32,773	46,490	(30)%	(29)%	8,377	11,758	74.4%	74.7%
Rentals	18,644	18,445	1%	2%	6,021	8,418	67.7%	54.4%
Total revenue	$320,912	$378,116	(15)%	(15)%	$115,255	$132,145	64.1%	65.1%

	Segment EBIT
	Three Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$104,268	$124,738	(16)%
SendTech Solutions revenue decreased 15% in the second quarter of 2020 compared to the prior year. Equipment sales and supplies decreased 32% and 29% at constant currency, respectively, as the impacts of COVID-19 impacted our ability to contact and service clients and perform on-site installations and reduced usage and demand for supplies. Support services revenue decreased 10% at constant currency driven by a declining meter population and financing revenue decreased 7% at constant currency primarily driven by a declining lease portfolio. Business services revenue increased $5 million, or 68% at constant currency, primarily due to an overall increase in our shipping offerings.
The total gross margin decreased 1 percentage point compared to the prior year. Business services gross margin decreased to 60.9% from 76.0% primarily driven by an increase in sales of lower margin solutions. Equipment sales gross margin decreased 14 percentage points to 17.2%, primarily due to lower revenue and the mix of product sales due to delays in scheduling and performing on-site installations of our higher end products. Rentals gross margin increased to 67.7% from 54.4% primarily due to lower scrap costs.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. The financing gross margin decreased to 86.0% from 88.1% compared to the prior year primarily due to a higher effective interest rate.
Segment EBIT decreased 16% in the second quarter of 2020 compared to the prior year, driven by the decline in revenue partially offset by lower expenses of $15 million from cost savings initiatives, including professional fees of $3 million, marketing and advertising costs of $3 million, travel related expenses of $2 million and research and development costs of $4 million. Segment EBIT margin of 32.5% was flat compared to the prior year period as lower costs offset the decline in revenue.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$23,746	$12,950	83%	86%	$9,042	$3,992	61.9%	69.2%
Support services	235,801	256,304	(8)%	(8)%	75,823	82,400	67.8%	67.9%
Financing	174,540	189,462	(8)%	(7)%	24,428	22,407	86.0%	88.2%
Equipment sales	134,110	175,338	(24)%	(23)%	105,214	121,893	21.5%	30.5%
Supplies	78,482	97,443	(19)%	(19)%	20,619	25,308	73.7%	74.0%
Rentals	37,458	40,602	(8)%	(7)%	12,400	18,133	66.9%	55.3%
Total revenue	$684,137	$772,099	(11)%	(11)%	$247,526	$274,133	63.8%	64.5%

	Segment EBIT
	Six Months Ended June 30,
	2020	2019	Actual % change
Segment EBIT	$210,830	$247,141	(15)%

SendTech Solutions revenue decreased 11% in the first half of 2020 compared to the prior year. Equipment sales and supplies decreased 23% and 19% at constant currency, respectively, as the impacts of COVID-19 impacted our ability to contact and service clients and perform on-site installations and reduced usage and demand for supplies. Financing revenue decreased 7% at constant currency, primarily driven by a declining lease portfolio. Support services and rentals revenue decreased 8% and 7% at constant currency, respectively, primarily driven by a declining meter population. Business services revenue increased $11 million, or 86% at constant currency, primarily due to an increase in our shipping offerings, including the SendPro Online product.
The total gross margin remained relatively flat compared to the prior year. Business services gross margin decreased to 61.9% from 69.2%, primarily driven by higher sales of lower margin solutions. Equipment sales gross margin decreased 9 percentage points to 21.5%, primarily due to lower revenue and the mix of product sales. Equipment sales margin in the prior year period was impacted by a $9 million charge related to a SendPro C tablet replacement program. Rentals gross margin increased to 66.9% from 55.3%, primarily due to lower scrap costs in the current year and a $2 million favorable inventory provision adjustment. Financing gross margin decreased to 86.0% from 88.2% compared to the prior year primarily due to a higher effective interest rate.
Segment EBIT decreased 15% in first half of 2020 compared to the prior year, primarily due to the decline in revenue and higher credit loss provision of $10 million due to the current economic recessionary conditions and outlook caused by COVID-19, partially offset by lower expenses of $33 million from cost savings initiatives, including lower professional fees of $8 million, lower research and development costs of $6 million and lower marketing expenses of $5 million.

CONSOLIDATED OPERATING AND OTHER EXPENSES
Selling, general and administrative (SG&A)
SG&A expense of $234 million in the quarter decreased 3% compared to the prior period, primarily due to lower travel related expenses of $7 million as we imposed travel restrictions in response to COVID-19, lower professional fees of $5 million due to contract renegotiations and lower marketing expenses of $3 million, partially offset by higher credit loss provision of $8 million. SG&A expense of $482 million in the first half of 2020 decreased 4% compared to the prior period, primarily due to lower professional fees of $15 million, lower employee costs of $8 million and lower travel related expenses of $7 million, partially offset by higher credit loss provision of $13 million.

Research and development (R&D)
R&D expense decreased 45%, or $6 million, in the second quarter of 2020 and decreased 25%, or $7 million, in the first half of 2020 primarily due to lower project spending.

Restructuring charges and asset impairments
Restructuring charges and asset impairments for the three months ended June 30, 2020 and 2019 were $5 million and $6 million, respectively, and restructuring charges and asset impairments for the six months ended June 30, 2020 and 2019 were $9 million and $10 million, respectively. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Goodwill impairment
We recorded a non-cash, pre-tax goodwill impairment charge of $198 million associated with our Global Ecommerce reporting unit in the first quarter of 2020. See Critical Accounting Estimates for further information.

Other (income) expense
Other (income) expense for the three months ended June 30, 2020 includes a $12 million gain on the sale of an equity investment and insurance proceeds of $5 million related to the 2019 malware attack. Other (income) expense for the six months ended June 30, 2020 includes a $37 million loss on the early extinguishment of debt, partially offset by the $12 million gain on the sale of an equity investment and $9 million of insurance proceeds related to the 2019 malware attack. Other (income) expense for the six months ended June 30, 2019 includes a loss of $18 million, primarily from the write-off of cumulative translation adjustments, in connection with the disposition of operations in certain international markets.

Income taxes
Provision for income taxes for the three and six months ended June 30, 2020 includes a tax charge of $12 million in connection with the surrender of company owned life insurance policies for which no pre-tax income or loss was recognized. The provision for income taxes for the six months ended June 30, 2020 also includes a benefit of $2 million on the $198 million goodwill impairment charge as most of this charge is nondeductible. See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
Loss from discontinued operations for the three months ended June 30, 2020 primarily includes a pension settlement charge related to the Software Solutions sale. Income from discontinued operations for the six months ended June 30, 2020 primarily includes the gain on the sale of the Australia software business, which closed in January 2020, and the pension settlement charge related to the Software Solutions sale. See Note 4 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2020, we had cash and cash equivalents and short-term investments of $1 billion, of which $182 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries is generally used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost-savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2020	2019	Change
Net cash provided by operating activities	$86,809	$86,782	$27
Net cash used in investing activities	(54,545)	(36,151)	(18,394)
Net cash used in financing activities	(84,598)	(146,770)	62,172
Effect of exchange rate changes on cash and cash equivalents	(9,211)	(81)	(9,130)
Change in cash and cash equivalents	$(61,545)	$(96,220)	$34,675
Operating Activities
Cash provided by operating activities of $87 million in the first half of 2020 was flat compared to the prior year. Cash flows from continuing operations increased $44 million, primarily due to working capital changes including the timing of payments of accounts payable. Cash flows from discontinued operations declined due to taxes related to the gain on the sale of our Software Solutions business.
Investing Activities
Cash used in investing activities in the first half of 2020 of $55 million includes $65 million of net investment activity and $60 million in capital expenditures, partially offset by $46 million in proceeds from the surrender of COLI policies, higher customer deposits at the PB Bank of $22 million and proceeds of $12 million from the sale of an equity investment. Cash used in investing activities in the first half of 2019 was $36 million, consisting primarily of capital expenditures of $59 million and lower customer deposits at the PB Bank of $8 million, partially offset by net proceeds of $47 million from investment activities.
Financing Activities
Cash used in financing activities in the first half of 2020 was $85 million, and includes payments of $33 million for premiums and fees associated with the early extinguishment of debt, net cash of $32 million used for debt activities, including $21 million of scheduled term loan repayments and $17 million of dividend payments. See Financings and Capitalization below for additional information. In the first half of 2019, cash used in financing activities included $100 million to repurchase 17.4 million shares of common stock, $25 million to repay term loan debt and $18 million of dividend payments.

Financings and Capitalization
In the first quarter of 2020, we secured a five-year, $850 million term loan scheduled to mature January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly. We used the net proceeds plus available cash to purchase under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. We incurred a loss of a $37 million on the early redemption of debt.
We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. In April 2020, in light of the current macroeconomic environment, we drew down $100 million under the credit facility as a precautionary measure. At June 30, 2020, we were in compliance with all covenants.
Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result of credit rating downgrades in November 2019 and May 2020, the interest rates on the October 2021 notes and April 2023 notes increased 0.50% and the interest rate on the May 2022 notes increased 0.75%. Further, the interest rates on the October 2021 notes and April 2023 notes will increase an additional 0.25% in the fourth quarter of 2020.

Dividends and Share Repurchases
Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend, however; in light of COVID-19 and the current macroeconomic conditions, no assurances can be given.
We did not repurchase any shares of our common stock during the first half of 2020. We have remaining authorization to repurchase up to $16 million of our common stock.

Contractual Obligations and Off-Balance Sheet Arrangements
We have entered into three equipment leases for our Commerce Services operations that will commence in the fourth quarter with terms ranging from seven to nine years. Aggregate lease payments for the three leases will approximate $30 million.

At June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Goodwill impairment review
During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19. At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20% and the deteriorating macroeconomic conditions and uncertainty brought on by COVID-19 caused us to evaluate the Global Ecommerce goodwill for impairment.
To test the Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to the reporting unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. The determination of fair value, and the resulting impairment charge, relied on internal projections developed using numerous estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge and could result in an additional impairment charge to be recorded in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.
We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million in the first quarter to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.
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
With the participation of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2020.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2019 Annual Report. However, we are supplementing the risk factors described in Item 1A of our 2019 Annual Report with the following additional risk factor:
Our operations and financial performance are being affected and will continue to be affected by the global coronavirus outbreak. The duration and severity of the COVID-19 crisis is unknown and constantly changing, and a prolonged duration of this crisis or a reoccurrence of COVID-19 or other similar virus in the future could have a significantly material effect on our operations, financial condition and liquidity
The COVID-19 pandemic is negatively impacting, and is expected to continue to negatively impact, our business, operations and financial performance. Given the unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, including various governments’ responses to the pandemic, and its effect on the global economy, the ultimate impact of the pandemic on our business, operations and financial performance remains uncertain. There are many factors, not within our control, which could affect the pandemic’s ultimate outcome on our business and our ability to execute our business strategies and initiatives in the expected time frame. These include, but are not limited to: government, businesses and individuals’ actions in response to the pandemic; an acceleration of the decline on the use of physical mail; the impact of the pandemic on the global economy and economic activity; the changing spending habits of consumers and businesses; disruptions in global supply chains; and significant volatility and disruption of financial markets. A prolonged duration of this crisis or a reoccurrence of the COVID-19 pandemic could exacerbate the impact on our business, operations and financial performance. It is also uncertain the extent to which the COVID-19 will permanently affect aspects of the economy to the detriment of our business, including:

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

•
Increased costs and reduced labor productivity associated with extended safety protocols, including sanitizing facilities and equipment multiple times a day, implemented in our facilities and incremental costs that may be required to hire temporary labor or redirect volumes to other facilities.

•
We could experience further increases in delinquencies in collections and bankruptcies in our clients, which could affect our cash flow. Client requests for potential payment deferrals or other contract modifications could also reduce the profitability or ongoing cash flow from some of our current customers.

•
Given the severity of the pandemic, the business continuity plans of our suppliers and third-party service providers may not be sufficient to enable them to satisfy their obligations to us. If they are unable to satisfy these obligations, it could affect our ability to satisfy service or sales obligations to our clients, or it may affect other aspects of our internal operations. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Third-party Suppliers and Outsource Providers”.

•
A prolonged period of generating lower earnings or cash from operations could result in additional credit rating downgrades, higher costs of borrowing, or limit our access to additional debt. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Future Credit Rating Downgrades or Capital Market Disruptions”.

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
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any shares during the six months ended June 30, 2020 and maintain Board authorization to repurchase up to $16 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	August 3, 2020

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President, Chief Accounting Officer
(Principal Accounting Officer)