Form 10-Q
period 2020-09-30
PITNEY BOWES INC /DE/
filed 2020-11-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-03579
PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

State of incorporation:	Delaware	I.R.S. Employer Identification No.	06-0495050

Address of Principal Executive Offices:	3001 Summer Street,		Stamford,	Connecticut	06926
Telephone Number:	(203)	356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	PBI	New York Stock Exchange
6.7% Notes due 2043	PBI.PRB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2020, 173,108,679 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Business services	$550,954	$419,101	$1,524,323	$1,243,609
Support services	117,519	126,274	353,320	382,578
Financing	86,218	90,577	260,758	280,039
Equipment sales	79,572	89,618	213,682	264,956
Supplies	39,635	44,818	118,117	142,261
Rentals	18,000	19,737	55,458	60,339
Total revenue	891,898	790,125	2,525,658	2,373,782
Costs and expenses:
Cost of business services	482,965	338,519	1,311,941	1,003,483
Cost of support services	37,647	41,086	114,132	123,453
Financing interest expense	11,626	11,026	36,054	33,433
Cost of equipment sales	59,766	59,859	165,045	182,094
Cost of supplies	10,132	12,225	30,751	37,533
Cost of rentals	6,055	5,090	18,455	23,223
Selling, general and administrative	238,618	254,092	720,882	757,228
Research and development	9,255	12,272	28,838	38,421
Restructuring charges and asset impairments	3,766	47,017	12,505	56,616
Goodwill impairment	—	—	198,169	—
Interest expense, net	27,175	28,704	79,504	84,325
Other components of net pension and postretirement (income) cost	(109)	(882)	126	(3,138)
Other (income) expense	(6,325)	667	9,787	18,350
Total costs and expenses	880,571	809,675	2,726,189	2,355,021
Income (loss) from continuing operations before taxes	11,327	(19,550)	(200,531)	18,761
Provision (benefit) for income taxes	554	(24,895)	7,540	(13,351)
Income (loss) from continuing operations	10,773	5,345	(208,071)	32,112
Income (loss) from discontinued operations, net of tax	616	(8,470)	7,648	(14,199)
Net income (loss)	$11,389	$(3,125)	$(200,423)	$17,913
Basic earnings (loss) per share (1):
Continuing operations	$0.06	$0.03	$(1.21)	$0.18
Discontinued operations	—	(0.05)	0.04	(0.08)
Net income (loss)	$0.07	$(0.02)	$(1.17)	$0.10
Diluted earnings (loss) per share (1):
Continuing operations	$0.06	$0.03	$(1.21)	$0.18
Discontinued operations	—	(0.05)	0.04	(0.08)
Net income (loss)	$0.07	$(0.02)	$(1.17)	$0.10

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$11,389	$(3,125)	$(200,423)	$17,913
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $1,621, $(655), $(91) and $(1,078), respectively	22,676	(27,962)	5,040	(6,584)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(317), $51, $(796) and $27, respectively	(957)	149	(2,402)	78
Net unrealized (loss) gain on investment securities, net of tax of $(2,716), $509, $(1,816) and $2,573, respectively	(8,191)	1,487	(5,476)	7,516
Amortization of pension and postretirement costs, net of tax benefits of 2,875, 2,633, 9,027 and 7,406, respectively	9,162	7,552	29,409	21,499
Other comprehensive income (loss), net of tax	22,690	(18,774)	26,571	22,509
Comprehensive income (loss)	$34,079	$(21,899)	$(173,852)	$40,422

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$799,177	$924,442
Short-term investments (includes $21,185 and $35,879, respectively, reported at fair value)	21,185	115,879
Accounts and other receivables (net of allowance of $29,669 and $17,830, respectively)	348,565	373,471
Short-term finance receivables (net of allowance of $21,289 and $12,556, respectively)	559,148	629,643
Inventories	66,974	68,251
Current income taxes	11,477	5,565
Other current assets and prepayments	115,981	101,601
Assets of discontinued operations	—	17,229
Total current assets	1,922,507	2,236,081
Property, plant and equipment, net	367,466	376,177
Rental property and equipment, net	40,352	41,225
Long-term finance receivables (net of allowance of $16,779 and $7,095 respectively)	587,548	625,487
Goodwill	1,142,144	1,324,179
Intangible assets, net	167,493	190,640
Operating lease assets	213,490	200,752
Noncurrent income taxes	69,305	71,903
Other assets (includes $418,100 and $230,442, respectively, reported at fair value)	533,726	400,456
Total assets	$5,044,031	$5,466,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$760,363	$793,690
Customer deposits at Pitney Bowes Bank	610,582	591,118
Current operating lease liabilities	38,007	36,060
Current portion of long-term debt	63,509	20,108
Advance billings	102,919	101,920
Current income taxes	2,527	17,083
Liabilities of discontinued operations	—	9,713
Total current liabilities	1,577,907	1,569,692
Long-term debt	2,531,712	2,719,614
Deferred taxes on income	279,526	274,435
Tax uncertainties and other income tax liabilities	40,642	38,834
Noncurrent operating lease liabilities	192,789	177,711
Other noncurrent liabilities	342,330	400,518
Total liabilities	4,964,906	5,180,804

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	67,512	98,748
Retained earnings	5,190,914	5,438,930
Accumulated other comprehensive loss	(813,572)	(840,143)
Treasury stock, at cost (151,413,053 and 152,888,969 shares, respectively)	(4,689,067)	(4,734,777)
Total stockholders’ equity	79,125	286,096
Total liabilities and stockholders’ equity	$5,044,031	$5,466,900

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(200,423)	$17,913
(Income) loss from discontinued operations, net of tax	(7,648)	14,199
Restructuring payments	(15,869)	(18,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,403	118,514
Allowance for credit losses	35,400	22,131
Stock-based compensation	15,236	15,867
Restructuring charges and asset impairments	12,505	56,616
Amortization of debt fees	7,962	8,014
Goodwill impairment	198,169	—
Loss on extinguishment of debt	36,987	667
Gain on sale of investments	(21,969)	—
Loss on sale of business	—	17,683
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Increase in accounts receivable	(8,064)	(248)
Decrease in finance receivables	85,593	25,300
Decrease (increase) in inventories	1,051	(14,559)
Increase in other current assets and prepayments	(18,400)	(30,546)
Increase in accounts payable and accrued liabilities	(1,047)	892
Increase (decrease) in current and noncurrent income taxes	21,682	(30,401)
Increase (decrease) in advance billings	687	(3,802)
Decrease in pension and retiree medical liabilities	(25,095)	(39,231)
Other, net	(8,113)	6,262
Net cash provided by operating activities - continuing operations	229,047	166,426
Net cash (used in) provided by operating activities - discontinued operations	(38,423)	15,858
Net cash provided by operating activities	190,624	182,284
Cash flows from investing activities:
Capital expenditures	(80,787)	(95,221)
Purchases of available-for-sale securities	(392,427)	(45,178)
Proceeds from sales/maturities of available-for-sale securities	241,924	78,024
Net activity from short-term and other investments	68,464	(92,418)
Acquisitions, net of cash acquired	(6,608)	(22,100)
Sale of other investments (See Note 8)	58,248	—
Increase in customer deposits at Pitney Bowes Bank	19,464	3,125
Other investing activities	(1,511)	(9,341)
Net cash used in investing activities - continuing operations	(93,233)	(183,109)
Net cash used in investing activities - discontinued operations	(2,502)	(18,572)
Net cash used in investing activities	(95,735)	(201,681)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	916,544	—
Principal payments of long-term debt	(1,072,260)	(202,640)
Premiums and fees paid to extinguish debt	(32,645)	—
Dividends paid to stockholders	(25,693)	(26,854)
Common stock repurchases	—	(105,000)
Other financing activities	(3,318)	7,302
Net cash used in financing activities	(217,372)	(327,192)
Effect of exchange rate changes on cash and cash equivalents	(2,782)	(5,822)
Change in cash and cash equivalents	(125,265)	(352,411)
Cash and cash equivalents at beginning of period	924,442	867,262
Cash and cash equivalents at end of period	$799,177	$514,851

Cash interest paid	$115,143	$110,943
Cash income tax payments, net of refunds	$19,861	$25,527

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020, particularly in light of the novel coronavirus pandemic (COVID-19) and its effect on global businesses and economies. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).
Accounts and other receivables includes other net receivables of $60 million at September 30, 2020 and $91 million at December 31, 2019. In January 2019, we sold the direct operations and moved to a dealer model in six smaller international markets within Sending Technology Solutions (SendTech Solutions). Other receivables includes gross receivables of $20 million related to these direct operations.
Risks and Uncertainties
The effects of COVID-19 on global economies and businesses continues to impact how we conduct business and our operating results, financial position and cash flows. Its impact on our business remains unpredictable and accordingly, we are not able to reasonably estimate the full extent of COVID-19 on our operating results, financial position and cash flows.
We assessed certain accounting matters that require the use of estimates, assumptions and consideration of forecasted financial information in context with the known and projected future impacts of COVID-19. The most significant impacts were to our allowance for credit losses (see Accounting Pronouncements Adopted in 2020 below) and the carrying value of goodwill (see Note 8). Actual results could differ significantly from our estimates and assumptions, possibly resulting in additional impairments or other charges.
Accounting Pronouncements Adopted in 2020
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. We adopted this standard using the modified retrospective transition approach with a cumulative effect adjustment to retained earnings. The ASU applies to financial assets measured at amortized cost, including finance receivables, trade and other receivables and investments in debt securities classified as available-for-sale and held-to-maturity. The ASU replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The models to estimate credit losses are required to be based on historical loss experience, current conditions, reasonable and supportable forecasts and current economic outlook. The adoption of the standard resulted in an increase in the opening reserve balance for accounts and other receivables of $15 million and the opening reserve balance for finance receivables of $10 million and a net reduction to retained earnings of $22 million. The impact of COVID-19 on global businesses and economies resulted in an increased probability of recessionary conditions, delinquency rates and business bankruptcy resulting in an additional $11 million provision in the first quarter of 2020. Through September 30, 2020, our credit loss provision was $35 million compared to $22 million through September 30, 2019.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for accounts and other receivables for the nine months ended September 30, 2020 is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at December 31, 2019	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and currency impact	Balance at September 30, 2020
Allowance for credit losses	$17,830	$15,336	$16,856	$(20,353)	$29,669
Accounts receivable greater than 365 days past due, subject to certain exceptions, are written off against the allowance, although collection efforts may continue.

Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$409,981	$127,705	$13,268	$550,954	$—	$550,954
Support services	—	—	117,519	117,519	—	117,519
Financing	—	—	—	—	86,218	86,218
Equipment sales	—	—	17,935	17,935	61,637	79,572
Supplies	—	—	39,635	39,635	—	39,635
Rentals	—	—	—	—	18,000	18,000
Subtotal	409,981	127,705	188,357	726,043	$165,855	$891,898

Revenue from leasing transactions and financing
Financing	—	—	86,218	86,218
Equipment sales	—	—	61,637	61,637
Rentals	—	—	18,000	18,000
Total revenue	$409,981	$127,705	$354,212	$891,898

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$73,602	$73,602
Products/services transferred over time	409,981	127,705	114,755	652,441
Total	$409,981	$127,705	$188,357	$726,043

	Three Months Ended September 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$278,995	$131,483	$8,623	$419,101	$—	$419,101
Support services	—	—	126,274	126,274	—	126,274
Financing	—	—	—	—	90,577	90,577
Equipment sales	—	—	19,062	19,062	70,556	89,618
Supplies	—	—	44,818	44,818	—	44,818
Rentals	—	—	—	—	19,737	19,737
Subtotal	278,995	131,483	198,777	609,255	$180,870	$790,125

Revenue from leasing transactions and financing
Financing	—	—	90,577	90,577
Equipment sales	—	—	70,556	70,556
Rentals	—	—	19,737	19,737
Total revenue	$278,995	$131,483	$379,647	$790,125

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$81,547	$81,547
Products/services transferred over time	278,995	131,483	117,230	527,708
Total	$278,995	$131,483	$198,777	$609,255

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,100,757	$386,552	$37,014	$1,524,323	$—	$1,524,323
Support services	—	—	353,320	353,320	—	353,320
Financing	—	—	—	—	260,758	260,758
Equipment sales	—	—	49,556	49,556	164,126	213,682
Supplies	—	—	118,117	118,117	—	118,117
Rentals	—	—	—	—	55,458	55,458
Subtotal	1,100,757	386,552	558,007	2,045,316	$480,342	$2,525,658

Revenue from leasing transactions and financing
Financing	—	—	260,758	260,758
Equipment sales	—	—	164,126	164,126
Rentals	—	—	55,458	55,458
Total revenue	$1,100,757	$386,552	$1,038,349	$2,525,658

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$210,726	$210,726
Products/services transferred over time	1,100,757	386,552	347,281	1,834,590
Total	$1,100,757	$386,552	$558,007	$2,045,316

	Nine Months Ended September 30, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$827,568	$394,468	$21,573	$1,243,609	$—	$1,243,609
Support services	—	—	382,578	382,578	—	382,578
Financing	—	—	—	—	280,039	280,039
Equipment sales	—	—	59,739	59,739	205,217	264,956
Supplies	—	—	142,261	142,261	—	142,261
Rentals	—	—	—	—	60,339	60,339
Subtotal	827,568	394,468	606,151	1,828,187	$545,595	$2,373,782

Revenue from leasing transactions and financing
Financing	—	—	280,039	280,039
Equipment sales	—	—	205,217	205,217
Rentals	—	—	60,339	60,339
Total revenue	$827,568	$394,468	$1,151,746	$2,373,782

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$251,214	$251,214
Products/services transferred over time	827,568	394,468	354,937	1,576,973
Total	$827,568	$394,468	$606,151	$1,828,187

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
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at Pitney Bowes Bank.

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2020	December 31, 2019	Increase/ (decrease)
Advance billings, current	Advance billings	$94,454	$92,464	$1,990
Advance billings, noncurrent	Other noncurrent liabilities	$1,117	$1,245	$(128)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $78 million of advance billings at the beginning of the period. Advance billings at September 30, 2020 and December 31, 2019 also includes $8 million and $9 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2020	2021	2022-2025	Total
SendTech Solutions	$73,963	$263,673	$388,235	$725,871
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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges and other items not allocated to a particular business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income (loss).

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global Ecommerce	$409,981	$278,995	$1,100,757	$827,568
Presort Services	127,705	131,483	386,552	394,468
Commerce Services	537,686	410,478	1,487,309	1,222,036
SendTech Solutions	354,212	379,647	1,038,349	1,151,746
Total revenue	$891,898	$790,125	$2,525,658	$2,373,782

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global Ecommerce	$(19,757)	$(21,793)	$(68,126)	$(51,969)
Presort Services	14,481	17,687	42,758	48,215
Commerce Services	(5,276)	(4,106)	(25,368)	(3,754)
SendTech Solutions	112,599	130,954	323,429	378,095
Total segment EBIT	107,323	126,848	298,061	374,341
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(53,429)	(58,277)	(146,640)	(160,283)
Restructuring charges and asset impairments	(3,766)	(47,017)	(12,505)	(56,616)
Interest expense, net	(38,801)	(39,730)	(115,558)	(117,758)
Gain on sale of equity investment	—	—	11,908	—
Goodwill impairment	—	—	(198,169)	—
Loss on extinguishment of debt	—	(667)	(36,987)	(667)
Loss on dispositions	—	—	—	(17,683)
Transaction costs	—	(707)	(641)	(2,573)
(Provision) benefit for income taxes	(554)	24,895	(7,540)	13,351
Income (loss) from continuing operations	10,773	5,345	(208,071)	32,112
Income (loss) from discontinued operations, net of tax	616	(8,470)	7,648	(14,199)
Net income (loss)	$11,389	$(3,125)	$(200,423)	$17,913

During the three and nine months ended September 30, 2020, we received insurance proceeds of $6 million and $15 million, respectively, related to the October 2019 malware attack, a portion of which has been recorded to the business segments and reflected in segment EBIT.

4. Discontinued Operations
Discontinued operations includes the Software Solutions business, sold in December 2019, with the exception of the software business in Australia, which closed in January 2020, and the Production Mail business, sold in July 2018. Selected financial information of discontinued operations is as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$—	$—	$—	$73,620	$—	$73,620

Earnings from discontinued operations	$—	$—	$—	$8,633	$—	$8,633
Gain (loss) on sale	474	—	474	(12,447)	(5,710)	(18,157)
Income (loss) from discontinued operations before taxes	$474	$—	474	$(3,814)	$(5,710)	(9,524)
Tax benefit			(142)			(1,054)
Income (loss) from discontinued operations, net of tax			$616			$(8,470)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Software Solutions	Production Mail	Total	Software Solutions	Production Mail	Total
Revenue	$—	$—	$—	$219,144	$—	$219,144

Earnings (loss) from discontinued operations	$—	$—	$—	$13,334	$(663)	$12,671
Gain (loss) on sale	7,343	(167)	7,176	(14,211)	(14,967)	(29,178)
Income (loss) from discontinued operations before taxes	$7,343	$(167)	7,176	$(877)	$(15,630)	(16,507)
Tax benefit			(472)			(2,308)
Income (loss) from discontinued operations, net of tax			$7,648			$(14,199)

Assets of discontinued operations and liabilities of discontinued operations at December 31, 2019 includes the assets and liabilities of the software business in Australia.

5. Earnings per Share (EPS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$10,773	$5,345	$(208,071)	$32,112
Income (loss) from discontinued operations, net of tax	616	(8,470)	7,648	(14,199)
Net income (loss) (numerator for diluted EPS)	11,389	(3,125)	(200,423)	17,913
Less: Preference stock dividend	—	—	—	8
Income (loss) attributable to common stockholders (numerator for basic EPS)	$11,389	$(3,125)	$(200,423)	$17,905
Denominator:
Weighted-average shares used in basic EPS	171,828	170,326	171,388	178,048
Dilutive effect of common stock equivalents (1)	2,876	875	—	1,048
Weighted-average shares used in diluted EPS	174,704	171,201	171,388	179,096
Basic earnings (loss) per share (2):
Continuing operations	$0.06	$0.03	$(1.21)	$0.18
Discontinued operations	—	(0.05)	0.04	(0.08)
Net income (loss)	$0.07	$(0.02)	$(1.17)	$0.10
Diluted earnings (loss) per share (2):
Continuing operations	$0.06	$0.03	$(1.21)	$0.18
Discontinued operations	—	(0.05)	0.04	(0.08)
Net income (loss)	$0.07	$(0.02)	$(1.17)	$0.10

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	14,828	16,182	15,855	16,166
(1)     Dilutive effect of common stock equivalents for the nine months ended September 30, 2020 was 1,604 shares; however, this amount was not included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$16,174	$13,514
Supplies and service parts	22,628	21,840
Finished products	31,957	36,969
Inventory at FIFO cost	70,759	72,323
Excess of FIFO cost over LIFO cost	(3,785)	(4,072)
Total inventory, net	$66,974	$68,251

7. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies and are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method. Annual fees are recognized ratably over the annual period covered and client acquisition costs are expensed as incurred.
Finance receivables consisted of the following:

	September 30, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$981,475	$201,590	$1,183,065	$1,055,852	$224,202	$1,280,054
Unguaranteed residual values	37,191	11,609	48,800	41,934	11,789	53,723
Unearned income	(270,499)	(58,811)	(329,310)	(319,281)	(65,888)	(385,169)
Allowance for credit losses	(25,886)	(4,902)	(30,788)	(10,920)	(2,085)	(13,005)
Net investment in sales-type lease receivables	722,281	149,486	871,767	767,585	168,018	935,603
Loan receivables
Loan receivables	259,832	22,377	282,209	298,247	27,926	326,173
Allowance for credit losses	(6,792)	(488)	(7,280)	(5,906)	(740)	(6,646)
Net investment in loan receivables	253,040	21,889	274,929	292,341	27,186	319,527
Net investment in finance receivables	$975,321	$171,375	$1,146,696	$1,059,926	$195,204	$1,255,130

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Maturities of gross sales-type lease receivables and gross loan receivables at September 30, 2020 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2020	$114,724	$35,721	$150,445	$215,593	$22,377	$237,970
Year ending December 31, 2021	359,198	75,057	434,255	13,314	—	13,314
Year ending December 31, 2022	259,729	49,422	309,151	11,507	—	11,507
Year ending December 31, 2023	155,254	27,279	182,533	6,394	—	6,394
Year ending December 31, 2024	77,034	11,000	88,034	7,023	—	7,023
Thereafter	15,536	3,111	18,647	6,001	—	6,001
Total	$981,475	$201,590	$1,183,065	$259,832	$22,377	$282,209

Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$961,346	$199,565	$254,802	$22,096	$1,437,809
Past due amounts > 90 days	20,129	2,025	5,030	281	27,465
Total	$981,475	$201,590	$259,832	$22,377	$1,465,274
Past due amounts > 90 days
Still accruing interest	$3,365	$699	$1,461	$58	$5,583
Not accruing interest	16,764	1,326	3,569	223	21,882
Total	$20,129	$2,025	$5,030	$281	$27,465

	December 31, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$1,032,912	$220,819	$294,001	$27,697	$1,575,429
Past due amounts > 90 days	22,940	3,383	4,246	229	30,798
Total	$1,055,852	$224,202	$298,247	$27,926	$1,606,227
Past due amounts > 90 days
Still accruing interest	$4,835	$1,081	$2,094	$121	$8,131
Not accruing interest	18,105	2,302	2,152	108	22,667
Total	$22,940	$3,383	$4,246	$229	$30,798

Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. Credit losses are estimated at the portfolio level based on asset type and geographic market. Historical loss experience was based on actual loss rates over the average term of the asset of five years for sales-type lease receivables and three years for loan receivables (including accrued interest). Additionally, we evaluate current conditions and review third-party economic forecasts on a quarterly basis to determine the impact on the allowance for credit losses. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves. The allowance for credit losses at September 30, 2020 considers the current economic conditions and resulting impact on a client's future ability to pay amounts due.

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	10,009	1,314	6,792	429	18,544
Write-offs	(5,950)	(548)	(7,370)	(343)	(14,211)
Recoveries	1,488	91	2,399	1	3,979
Currency impact	148	210	181	63	602
Balance at September 30, 2020	$25,886	$4,902	$6,792	$488	$38,068

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2019	$10,253	$2,355	$6,777	$837	$20,222
Amounts charged to expense	4,587	801	3,547	440	9,375
Write-offs	(5,153)	(842)	(6,882)	(608)	(13,485)
Recoveries	1,286	157	2,746	9	4,198
Currency impact	199	(254)	(172)	41	(186)
Balance at September 30, 2019	$11,172	$2,217	$6,016	$719	$20,124

Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, and a detailed manual review of their financial condition and payment history or an automated process for certain small dollar applications. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
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
•Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.
•Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.
•High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class.

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$187,763	$230,942	$178,224	$101,307	$37,346	$15,488	$185,709	$936,779
Medium	39,810	58,779	42,501	24,903	10,491	3,924	59,422	239,830
High	5,752	6,219	4,722	2,605	1,344	184	4,617	25,443
Not Scored	55,694	79,125	53,395	28,611	12,207	1,729	32,461	263,222
Total	$289,019	$375,065	$278,842	$157,426	$61,388	$21,325	$282,209	$1,465,274

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

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Profit recognized at commencement (1)	$29,169	$39,326	$80,349	$112,422
Interest income	33,654	56,522	101,969	174,045
Total lease income from sales-type leases	$62,823	$95,848	$182,318	$286,467
(1) Lease contracts do not include variable lease payments.

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2020	$17,351
Year ending December 31, 2021	36,396
Year ending December 31, 2022	13,688
Year ending December 31, 2023	7,172
Year ending December 31, 2024	2,100
Thereafter	399
Total	$77,106

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
8. Intangible Assets, Goodwill and Other Assets
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,195	$(108,338)	$159,857	$265,665	$(88,550)	$177,115
Software & technology	31,600	(23,969)	7,631	31,600	(19,999)	11,601
Trademarks & other	13,324	(13,319)	5	13,324	(11,400)	1,924
Total intangible assets	$313,119	$(145,626)	$167,493	$310,589	$(119,949)	$190,640

Amortization expense for the three months ended September 30, 2020 and 2019 was $8 million and $9 million, respectively, and amortization expense for the nine months ended September 30, 2020 and 2019 was $26 million and $27 million, respectively.
Future amortization expense as of September 30, 2020 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2020	$7,683
Year ending December 31, 2021	30,265
Year ending December 31, 2022	29,315
Year ending December 31, 2023	26,465
Year ending December 31, 2024	26,465
Thereafter	47,300
Total	$167,493

Goodwill
Changes in the carrying value of goodwill, by reporting segment, are shown in the table below.

	December 31, 2019	Impairment	Acquisition	Currency impact	September 30, 2020
Global Ecommerce	$609,431	$(198,169)	$—	$—	$411,262
Presort Services	212,529	—	8,463	—	220,992
Commerce Services	821,960	(198,169)	8,463	—	632,254
SendTech Solutions	502,219	—	—	7,671	509,890
Total goodwill	$1,324,179	$(198,169)	$8,463	$7,671	$1,142,144

In the first quarter of 2020, we determined that the estimated fair value of the Global Ecommerce reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million.
At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%. During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, due in part to the deteriorating macroeconomic conditions and uncertainty brought on by COVID-19, causing us to evaluate the Global Ecommerce goodwill for impairment.
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
Other Assets
Other assets at September 30, 2020 and December 31, 2019 includes long-term investments of $426 million and $289 million, respectively.
In the second quarter of 2020, we surrendered certain company owned life insurance policies and received proceeds of $46 million. We did not record a gain or loss on the surrender; however, the surrender resulted in a tax expense of $12 million (see Note 13 for further information). Also, in the second quarter of 2020, we sold our interest in an equity investment for $12 million and recognized a gain of $12 million.

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

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$116,806	$440,493	$—	$557,299
Equity securities	—	22,555	—	22,555
Commingled fixed income securities	1,720	19,537	—	21,257
Government and related securities	17,408	18,601	—	36,009
Corporate debt securities	—	82,959	—	82,959
Mortgage-backed / asset-backed securities	—	275,352	—	275,352
Derivatives
Foreign exchange contracts	—	2,603	—	2,603
Total assets	$135,934	$862,100	$—	$998,034
Liabilities:
Derivatives
Interest rate swaps	$—	$(2,908)	$—	$(2,908)
Foreign exchange contracts	—	(1,086)	—	(1,086)
Total liabilities	$—	$(3,994)	$—	$(3,994)

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
Investment Securities
The valuation of investment securities is based on the market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:
•Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange.
•Equity Securities: Equity securities are comprised of mutual funds investing in U.S. and foreign stocks. These mutual funds are classified as Level 2.
•Commingled Fixed Income Securities: Commingled fixed income securities are comprised of mutual funds that invest in a variety of fixed income securities, including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Fair value is based on the value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These mutual funds are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange.
•Government and Related Securities: Debt securities are classified as Level 1 where active, high volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Debt securities are classified as Level 2 where fair value is determined using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.
•Corporate Debt Securities: Corporate debt securities are valued using recently executed comparable transactions, market price quotations or bond spreads for the same maturity as the security. These securities are classified as Level 2.
•Mortgage-Backed Securities / Asset-Backed Securities: These securities are valued based on external pricing indices or external price/spread data. These securities are classified as Level 2.

Derivative Securities
•Foreign Exchange Contracts: The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties. These securities are classified as Level 2.
•Interest Rate Swaps: The valuation of interest rate swaps is based on an income approach using inputs that are observable or that can be derived from, or corroborated by, observable market data. These securities are classified as Level 2.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities are predominantly held at our wholly owned subsidiary, the Pitney Bowes Bank (the PB Bank). The PB Bank provides financing solutions to clients that rent or lease postage meters and purchase postage related supplies. The PB Bank also manages and invests excess undeployed deposits in bond investments. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive income (AOCI), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through September 30, 2020.

Available-for-sale securities consisted of the following:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,018	$144	$(719)	$34,443
Corporate debt securities	84,457	422	(1,920)	82,959
Commingled fixed income securities	1,699	21	—	1,720
Mortgage-backed / asset-backed securities	276,880	476	(2,004)	275,352
Total	$398,054	$1,063	$(4,643)	$394,474

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$80,732	$1,358	$(114)	$81,976
Corporate debt securities	70,426	2,009	(286)	72,149
Commingled fixed income securities	1,675	—	(19)	1,656
Mortgage-backed / asset-backed securities	65,679	960	(300)	66,339
Total	$218,512	$4,327	$(719)	$222,120

Investment securities in a loss position were as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$314,145	$4,543	$52,521	$583
Greater than 12 continuous months	3,157	100	9,227	136
Total	$317,302	$4,643	$61,748	$719
At September 30, 2020, approximately 30% of total securities in the investment portfolio were in a net loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at September 30, 2020 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$19,299	$19,379
After 1 year through 5 years	9,354	9,553
After 5 years through 10 years	54,448	53,476
After 10 years	314,953	312,066
Total	$398,054	$394,474
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

Held-to-Maturity Securities
Held-to-maturity securities at September 30, 2020 and December 31, 2019, include $25 million and $383 million, respectively, of short-term, highly liquid time deposits. Due to the short-term nature of these securities, the carrying value approximates fair value.

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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At September 30, 2020 and December 31, 2019, we had outstanding contracts associated with these anticipated transactions with notional amounts of $9 million and $7 million, respectively. Amounts included in AOCI at September 30, 2020 will be recognized in earnings within the next 12 months.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional amount of $500 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCI.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$15	$207
	Accounts payable and accrued liabilities	(154)	(56)

Interest rate swaps	Other noncurrent liabilities	(2,908)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	2,588	3,049
	Accounts payable and accrued liabilities	(932)	(1,346)

	Total derivative assets	$2,603	$3,256
	Total derivative liabilities	(3,994)	(1,402)
	Total net derivative (liability) asset	$(1,391)	$1,854

Results of cash flow hedging relationships were as follows:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(80)	$156	Revenue	$(104)	$(98)
			Cost of sales	(6)	54
Interest rate swap	(1,303)	—	Interest expense	—	—
	$(1,383)	$156		$(110)	$(44)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(361)	$181	Revenue	$(107)	$(23)
			Cost of sales	36	99
Interest rate swap	(2,908)	—	Interest expense	—	—
	$(3,269)	$181		$(71)	$76
We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at September 30, 2020 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$891	$(11,385)

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$(2,776)	$(6,181)

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

	September 30, 2020	December 31, 2019
Carrying value	$2,595,221	$2,739,722
Fair value	$2,426,516	$2,572,794

10. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2020	$11,937	$69	$12,006
Expenses, net	8,748	1,108	9,856
Cash payments	(14,714)	(1,155)	(15,869)
Balance at September 30, 2020	$5,971	$22	$5,993

Balance at January 1, 2019	$13,641	$1,808	$15,449
Expenses, net	12,498	845	13,343
Cash payments	(16,362)	(2,483)	(18,845)
Balance at September 30, 2019	$9,777	$170	$9,947
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

Other Charges
Restructuring charges and asset impairments for the nine months ended September 30, 2020 includes $3 million of non-cash charges related to pension settlements and facilities abandonment. Restructuring charges and asset impairments for the nine months ended September 30, 2019 includes $43 million of non-cash charges primarily due to the impairment of capitalized software costs related to the development of a new enterprise resource planning (ERP) system in our international markets.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2020	December 31, 2019
Notes due October 2021	4.625%	$170,253	$600,000
Notes due May 2022	5.375%	148,792	400,000
Notes due April 2023	5.70%	271,000	400,000
Notes due March 2024	4.625%	374,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due November 2024	Variable	385,000	400,000
Term loan due January 2025	Variable	828,750	—
Other debt		5,000	5,108
Principal amount		2,643,636	2,765,949
Less: unamortized costs, net		48,415	26,227
Total debt		2,595,221	2,739,722
Less: current portion long-term debt		63,509	20,108
Long-term debt		$2,531,712	$2,719,614

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result of credit rating downgrades in November 2019 and May 2020, the interest rates on the October 2021 notes and April 2023 notes increased 0.50% and the interest rate on the May 2022 notes increased 0.75% in the second quarter of 2020. Further, the interest rates on the October 2021 notes and April 2023 notes will increase an additional 0.25% in the fourth quarter of 2020.
In February 2020, we secured a five-year $850 million term loan maturing January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly. We have interest rate swap agreements with an aggregate notional amount of $500 million to mitigate the interest rate risk associated with $500 million of our variable-rate term loans. Under the terms of the swap agreements, we pay fixed-rate interest of 0.4443% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.
In March 2020, we purchased under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. A $37 million loss was incurred on the early redemption of debt.
During the first nine months of 2020, we repaid $36 million of principal related to our term loans.
We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. At September 30, 2020, we were in compliance with all covenants. In September 2020, we repaid the $100 million under the credit facility that we drew down in April 2020. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under this facility.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Service cost	$16	$20	$422	$385	$229	$242
Interest cost	12,719	15,792	3,548	4,435	1,255	1,646
Expected return on plan assets	(20,932)	(23,182)	(8,297)	(8,340)	—	—
Amortization of transition credit	—	—	(1)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	62	58	93	80
Amortization of net actuarial loss	7,972	6,537	2,092	1,543	926	507
Settlement	75	1,477	833	—	—	—
Net periodic benefit (income) cost	$(165)	$629	$(1,341)	$(1,921)	$2,503	$2,475
Contributions to benefit plans	$2,061	$3,350	$445	$652	$2,422	$4,628

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Service cost	$69	$62	$1,220	$1,157	$663	$725
Interest cost	39,077	47,378	10,473	13,231	3,742	4,937
Expected return on plan assets	(63,539)	(69,545)	(24,474)	(25,609)	—	—
Amortization of transition credit	—	—	(3)	(5)	—	—
Amortization of prior service (credit) cost	(45)	(45)	182	181	280	241
Amortization of net actuarial loss	24,367	19,610	6,156	4,727	2,400	1,521
Settlement	1,076	2,278	4,023	397	—	—
Net periodic benefit cost (income)	$1,005	$(262)	$(2,423)	$(5,921)	$7,085	$7,424
Contributions to benefit plans	$5,959	$7,401	$9,013	$9,740	$10,493	$13,841

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
13. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2020 was 4.9% and (3.8)%, respectively and includes a $3 million benefit, which is primarily due to regulations enacted into law during the quarter. The effective tax rate for the nine months ended September 30, 2020 also includes a $12 million charge for the surrender of company owned life insurance policies (see Note 8), a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible, a benefit of $1 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-money vested stock options and the vesting of restricted stock.
The effective tax rate for the three and nine months ended September 30, 2019 was 127.3% and (71.2)%, respectively, and includes a benefit of $23 million from the release of a foreign valuation allowance. The effective tax rate for the nine months ended September 30, 2019 also includes a $2 million tax on the $18 million book loss incurred from the disposition of operations in certain international markets, primarily due to nondeductible basis differences as well as a benefit of $6 million from the resolution of certain tax examinations.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2011 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2015 are closed to audit. Other significant jurisdictions include France (closed through 2013), Germany (closed through 2016) and the U.K. (closed through 2017). We also have other less significant tax filings currently subject to examination.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows as of September 30, 2020. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Stockholders’ Equity

Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580
Net income	—	—	11,389	—	—	11,389
Other comprehensive income	—	—	—	22,690	—	22,690
Dividends paid ($0.05 per common share)	—	—	(8,594)	—	—	(8,594)
Issuance of common stock	—	(9,272)	—	—	10,046	774
Stock-based compensation expense	—	8,286	—	—	—	8,286
Balance at September 30, 2020	$323,338	$67,512	$5,190,914	$(813,572)	$(4,689,067)	$79,125

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2019	$323,338	$105,341	$5,282,374	$(907,678)	$(4,750,403)	$52,972
Net loss	—	—	(3,125)	—	—	(3,125)
Other comprehensive loss	—	—	—	(18,774)	—	(18,774)
Dividends paid ($0.05 per common share)	—	—	(8,508)	—	—	(8,508)
Issuance of common stock	—	(10,146)	—	—	11,291	1,145
Conversion to common stock	—	(246)	—	—	246	—
Stock-based compensation expense	—	6,702	—	—	—	6,702
Repurchase of common stock	—	—	—	—	(5,000)	(5,000)
Balance at September 30, 2019	$323,338	$101,651	$5,270,741	$(926,452)	$(4,743,866)	$25,412

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2020	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting changes	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(200,423)	—	—	(200,423)
Other comprehensive income	—	—	—	26,571	—	26,571
Dividends paid ($0.15 per common share)	—	—	(25,693)	—	—	(25,693)
Issuance of common stock	—	(46,472)	—	—	45,710	(762)
Stock-based compensation expense	—	15,236	—	—	—	15,236
Balance at September 30, 2020	$323,338	$67,512	$5,190,914	$(813,572)	$(4,689,067)	$79,125

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2019	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Net income	—	—	—	—	17,913	—	—	17,913
Other comprehensive income	—	—	—	—	—	22,509	—	22,509
Dividends paid ($0.15 per common share)	—	—	—	—	(26,854)	—	—	(26,854)
Issuance of common stock	—	—	—	(32,877)	—	—	32,289	(588)
Conversion to common stock	—	(130)	—	(2,804)	—	—	2,934	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation expense	—	—	—	15,867	—	—	—	15,867
Repurchase of common stock	—	—	—	—	—	—	(105,000)	(105,000)
Balance at September 30, 2019	$—	$—	$323,338	$101,651	$5,270,741	$(926,452)	$(4,743,866)	$25,412

16. Accumulated Other Comprehensive Loss (AOCL)
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flow hedges
Revenue	$(104)	$(98)	$(107)	$(23)
Cost of sales	(6)	54	36	99
Total before tax	(110)	(44)	(71)	76
Income tax (benefit) provision	(27)	(11)	(18)	19
Net of tax	$(83)	$(33)	$(53)	$57

Available-for-sale securities
Financing revenue	$6,490	$146	$10,060	$42
Selling, general and administrative expense	263	—	210	—
Total before tax	6,753	146	10,270	42
Income tax provision	1,681	37	2,557	11
Net of tax	$5,072	$109	$7,713	$31

Pension and postretirement benefit plans
Transition credit	$1	$2	$3	$5
Prior service costs	(140)	(123)	(417)	(377)
Actuarial losses	(10,990)	(8,587)	(32,923)	(25,858)
Settlement	(908)	(1,477)	(5,099)	(2,675)
Total before tax	(12,037)	(10,185)	(38,436)	(28,905)
Income tax benefit	(2,875)	(2,633)	(9,027)	(7,406)
Net of tax	$(9,162)	$(7,552)	$(29,409)	$(21,499)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCL were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications (1)	(2,455)	2,237	—	5,040	4,822
Reclassifications into earnings (1)	53	(7,713)	29,409	—	21,749
Net other comprehensive (loss) income	(2,402)	(5,476)	29,409	5,040	26,571
Balance at September 30, 2020	$(2,065)	$(2,627)	$(789,609)	$(19,271)	$(813,572)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2019	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive income (loss) before reclassifications (1)	135	7,547	—	(6,584)	1,098
Reclassifications into earnings (1)	(57)	(31)	21,499	—	21,411
Net other comprehensive income (loss)	78	7,516	21,499	(6,584)	22,509
Balance at September 30, 2019	$269	$4,455	$(824,962)	$(106,214)	$(926,452)
(1)     Amounts are net of tax.

17. Other (income) expense

Other (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss on extinguishment of debt	$—	$667	$36,987	$667
Insurance proceeds	(6,325)	—	(15,292)	—
Gain on sale of equity investment	—	—	(11,908)	—
Loss on sale of business	—	—	—	17,683
Other (income) expense	$(6,325)	$667	$9,787	$18,350

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, the uncertainty around the severity, magnitude and duration of the COVID-19 pandemic (COVID-19), including governments' responses to COVID-19, its continuing impact on our operations, employees, the availability and cost of labor, global supply chain and demand across our and our clients' businesses, as well as any deterioration or instability in global macroeconomic conditions, could cause our actual results to differ than those expressed in any forward-looking statement. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or operations, or the financial health of posts, in the U.S. or other major markets or the loss of, or significant changes to the broader postal or shipping industry
•changes in our contractual relationships with the United States Postal Service (USPS)
•our ability to continue to grow and manage volumes, gain additional economies of scale and improve profitability within our Commerce Services group
•the loss of some of our larger clients in our Commerce Services group
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•changes in labor conditions and transportation costs
•our success at managing customer credit risk
•third-party suppliers' ability to provide products and services required by us and our clients
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter or changes in foreign currency exchange rates and interest rates
•the United Kingdom's exit from the European Union
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•acts of nature

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2019 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview
Financial Results Summary - Three and Nine Months Ended September 30:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % Change	2020	2019	Actual % change	Constant Currency % change
Business services	$550,954	$419,101	31%	31%	$1,524,323	$1,243,609	23%	23%
Support services	117,519	126,274	(7)%	(7)%	353,320	382,578	(8)%	(8)%
Financing	86,218	90,577	(5)%	(5)%	260,758	280,039	(7)%	(7)%
Equipment sales	79,572	89,618	(11)%	(12)%	213,682	264,956	(19)%	(19)%
Supplies	39,635	44,818	(12)%	(13)%	118,117	142,261	(17)%	(17)%
Rentals	18,000	19,737	(9)%	(9)%	55,458	60,339	(8)%	(8)%
Total revenue	$891,898	$790,125	13%	13%	$2,525,658	$2,373,782	6%	7%

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Actual % change	Constant currency % change	2020	2019	Actual % change	Constant currency % change
Global Ecommerce	$409,981	$278,995	47%	47%	$1,100,757	$827,568	33%	33%
Presort Services	127,705	131,483	(3)%	(3)%	386,552	394,468	(2)%	(2)%
Commerce Services	537,686	410,478	31%	31%	1,487,309	1,222,036	22%	22%
SendTech Solutions	354,212	379,647	(7)%	(7)%	1,038,349	1,151,746	(10)%	(10)%
Total	$891,898	$790,125	13%	13%	$2,525,658	$2,373,782	6%	7%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
Global Ecommerce	$(19,757)	$(21,793)	9%	$(68,126)	$(51,969)	(31)%
Presort Services	14,481	17,687	(18)%	42,758	48,215	(11)%
Commerce Services	(5,276)	(4,106)	(28)%	(25,368)	(3,754)	>(100%)
SendTech Solutions	112,599	130,954	(14)%	323,429	378,095	(14)%
Total Segment EBIT	$107,323	$126,848	(15)%	$298,061	$374,341	(20)%

Revenue increased 13% in the quarter and 6% as reported and 7% at constant currency for the first nine months of 2020, due to higher business services revenue, driven by significantly higher volumes in our Global Ecommerce segment. This growth more than offset declines in all other revenue line items that resulted in part from the continuing impacts of COVID-19. Within our business segments, Global Ecommerce revenue grew 47% in the quarter and 33% for the year-to-date period due to increased volumes and Presort Services revenue declined 3% in the quarter and 2% for the year-to-date period due to lower First Class and Marketing Mail volumes. SendTech Solutions revenue declined 7% in the quarter and 10% for the year-to-date period, primarily due to lower equipment sales and supplies revenue. Segment EBIT in the quarter declined 15% primarily due to lower revenue in SendTech Solutions. Segment EBIT for the year-to-date period decreased 20% primarily due to a decline in SendTech Solutions from lower revenue and higher EBIT loss in Global Ecommerce due to higher labor costs, continuing investments in our facilities and costs attributed to COVID-19. Segment EBIT for the year-to-date period also declined due to higher credit loss provision largely attributable to COVID-19. Refer to Results of Operations section for further information.
Global Ecommerce EBIT margins improved in the quarter compared to the prior year quarter due to the increase in revenue, partly offset by investments to support growth and incremental costs associated with COVID-19. Global Ecommerce EBIT margins for the year-to-date period were flat compared to the prior year. Presort Services EBIT margins declined slightly in the quarter and year-to-date periods compared to the prior year due to lower volumes. SendTech Solutions EBIT margins declined in the quarter and year-to-date periods compared to the prior year due to declines in revenue, partially offset by lower operating expenses from cost savings initiatives.

Impacts of COVID-19
The global spread of COVID-19 and the efforts to contain it are adversely affecting global economies, impacting demand for a broad variety of goods and services and creating disruptions and shortages in supply chains. We have implemented measures in our facilities to protect the health and safety of our employees and contractors, including staggering shifts and breaks to enhance social distancing, providing personal protection equipment, conducting temperature checks and sanitizing equipment and facilities multiple times a day. Employees that have the ability to work remotely are doing so and corporate and local management continue to assess conditions to determine when, and how, these employees should return to their office locations.
COVID-19 has impacted our financial results in different ways in each of our businesses. Global Ecommerce has seen a significant increase in volumes due to the demand for ecommerce solutions in the current environment. Presort Services, on the other hand, has experienced a decline in volumes, in both First Class and Marketing Mail, due to lower market demand and changing client behaviors. However, volumes in the third quarter improved over the second quarter. As a result of the health and safety measures implemented in all our Commerce Services facilities, we have incurred additional costs and reduced productivity.
In SendTech Solutions, the global shut-down of businesses and increase in the number of clients working remotely at the onset of COVID-19 significantly adversely impacted demand for and usage of our mailing equipment and supplies, and our ability to perform on-site installations. We saw improving trends in equipment sales and supplies revenues as we exited the second quarter, and third quarter equipment sales and supplies revenues increased over the second quarter 2020. As businesses continue to operate remotely, we are also seeing improvement in our cloud-enabled shipping and mailing solutions.
Outlook
The duration of COVID-19 and its impact on our business remains unpredictable. The steps we took to reduce and refinance our debt at the end of 2019 and beginning of 2020 have well positioned us to manage through the current economic conditions. We continue to take proactive steps to manage our cash flows and liquidity, including, by prioritizing and timing our capital investments as well as by tight management of our working capital. We will continue to take proactive measures to protect the health and safety of our employees, clients, partners and suppliers; however, these safety measures will result in additional expenses and reduced productivity.
COVID-19 has accelerated the market growth of ecommerce resulting in significant increases in volumes in our Global Ecommerce segment that we anticipate will continue into the fourth quarter. The industry-wide increase in ecommerce volumes has resulted in higher demand and increased competition for labor and pushed our facilities to full capacity, resulting in higher costs. We expect increased competition and higher demand for labor to continue as we enter the peak holiday season. To expand capacity, provide further efficiencies and improve per unit costs, we invested in three new facilities and upgraded an existing facility, which are expected to be operational in advance of the peak holiday season. We also implemented peak pricing due to the dramatic surge in volumes.
In Presort Services, the improvement in First Class Mail and Marketing Mail volumes we saw in the third quarter relative to the second quarter is anticipated to continue in the fourth quarter. Higher demand and increased competition for labor is also impacting Presort Services creating staffing challenges and higher costs, which we anticipate will continue into the fourth quarter. While currently a small part of total volumes and revenue, Marketing Mail Flats and Bound Printed Matter volumes grew 37% in the third quarter and we anticipate these volumes will continue to grow.
Within SendTech Solutions, approximately two-thirds of revenue is recurring in nature and materially contributes to our cash flows. Nonrecurring revenues, primarily equipment sales and to a lesser extent, supplies, are expected to continue to be impacted by COVID-19 due to declining demand and usage. We saw improving trends in both equipment sales and supplies revenues in the third quarter relative to the second quarter and would expect this to continue as businesses re-open; however, a resurgence of COVID-19 cases could adversely impact these revenues in the fourth quarter. As a result of clients working remotely and the necessity of alternate solutions, we are seeing an improvement in our cloud-enabled shipping and mailing solutions and expect this shift in market preference to continue as clients realize the value of our digital capabilities. We continue to monitor cash collections from our recurring revenue streams. Delinquency rates moderated during the third quarter compared to the second quarter and we are starting to see positive changes in customer payment behaviors. There are no assurances that this improvement in delinquency rates and payment behaviors will continue, or that the impacts of COVID-19 will not result in higher client bankruptcies or account write-offs.

RESULTS OF OPERATIONS
In our revenue discussion, we may refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates since the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides investors with a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.
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

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$409,981	$278,995	47%	47%	$379,409	$240,447	7.5%	13.8%

	Segment EBIT
	Three Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$(19,757)	$(21,793)	9%
Global Ecommerce revenue increased 47% in the third quarter of 2020 due to continued volume growth across all platforms primarily driven by the market shift to ecommerce solutions in part due to COVID-19. An increase in domestic parcel delivery volumes contributed revenue growth of 36%, higher cross-border volumes contributed revenue growth of 7% and higher returns volumes contributed revenue growth of 5%.
Gross margin decreased to 7.5% from 13.8% in the prior year due primarily to investments to support growth, incremental COVID-19 related costs and a shift in the mix of business.
Segment EBIT for the third quarter of 2020 was a loss of $20 million compared to a loss of $22 million in the prior year period. The decline in gross margin reduced EBIT by $8 million compared to the prior year; but was more than offset by lower operating expenses of $6 million and net insurance proceeds of $3 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$1,100,757	$827,568	33%	33%	$1,000,490	$702,073	9.1%	15.2%

	Segment EBIT
	Nine Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$(68,126)	$(51,969)	(31)%

Global Ecommerce revenue increased 33% in the first nine months of 2020 due to higher volumes primarily attributable to increased demand driven by COVID-19. Domestic parcel delivery volumes contributed revenue growth of 30% and increased cross-border volumes contributed growth of 3%.
Gross margin decreased to 9.1% from 15.2% in the prior year due primarily to investments to support growth, incremental COVID-19 related costs and a shift in the mix of business.
Segment EBIT for the nine months ended September 2020 was a loss of $68 million compared to a loss of $52 million in the prior year period. The decline in gross margin reduced EBIT by $25 million compared to the prior year; but was partially offset by lower operating expenses of $4 million and net insurance proceeds of $4 million.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$127,705	$131,483	(3)%	(3)%	$97,810	$96,438	23.4%	26.7%

	Segment EBIT
	Three Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$14,481	$17,687	(18)%
Presort Services revenue decreased 3% in the third quarter of 2020 compared to the prior year period due to a reduction in volumes of Marketing Mail and First Class Mail, driven primarily by COVID-19. The revenue decrease was comprised of a decline of 5% from lower organic volumes partially offset by an increase of 2% from current year acquisitions.
Gross margin decreased to 23.4% from 26.7% primarily due to the decline in revenue and incremental COVID-19 related costs. Segment EBIT declined 18% in the third quarter of 2020, primarily due to the decline in gross margin, partially offset by lower consulting fees and travel expenses of $1 million and insurance proceeds of $1 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$386,552	$394,468	(2)%	(2)%	$296,591	$295,440	23.3%	25.1%

	Segment EBIT
	Nine Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$42,758	$48,215	(11)%
Presort Services revenue decreased 2% in the first nine months of 2020 compared to the prior year period due to lower volumes of Marketing Mail and First Class Mail, driven by COVID-19. Revenue declined 5% due to lower organic volumes but benefited 3% from acquisitions.
Gross margin decreased to 23.3% from 25.1% due to lower revenue and the incremental costs associated with COVID-19. Segment EBIT declined 11%, in the first nine months of 2020, due to the decline in gross margin that adversely impacted EBIT by $9 million, partially offset by $4 million of insurance proceeds.

SendTech Solutions

SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$13,268	$8,623	54%	56%	$5,666	$1,376	57.3%	84.0%
Support services	117,519	126,274	(7)%	(7)%	36,832	40,376	68.7%	68.0%
Financing	86,218	90,577	(5)%	(5)%	11,626	11,026	86.5%	87.8%
Equipment sales	79,572	89,618	(11)%	(12)%	59,685	59,601	25.0%	33.5%
Supplies	39,635	44,818	(12)%	(13)%	10,132	12,225	74.4%	72.7%
Rentals	18,000	19,737	(9)%	(9)%	6,055	5,089	66.4%	74.2%
Total revenue	$354,212	$379,647	(7)%	(7)%	$129,996	$129,693	63.3%	65.8%

	Segment EBIT
	Three Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$112,599	$130,954	(14)%
SendTech Solutions revenue decreased 7% in the third quarter of 2020 compared to the prior year. Equipment sales decreased 11% as reported and 12% at constant currency as COVID-19 continues to impact our ability to perform on-site installations. This decrease was partially offset by an increase in sales of self-install products due to the current remote environment. Supplies revenue declined 12% as reported and 13% at constant currency driven by reduced usage and demand exacerbated from COVID-19. Support services revenue decreased 7% driven by a declining meter population. Financing revenue decreased 5% primarily driven by a declining lease portfolio. Financing revenue for the quarter also includes $6 million of gains from the sale of investment securities. Business services revenue increased $5 million, or 56% at constant currency, primarily due to additional clients using our shipping products.
Gross margin for the third quarter of 2020 decreased to 63.3% from 65.8% compared to the prior year period, primarily due to a decline in equipment sales gross margin of 9 percentage points to 25%, primarily due to lower revenue and the mix of product sales due in part to delays in scheduling and performing on-site installations of our higher end products. Support services gross margin increased slightly to 68.7% from 68% in the prior period; however, lower revenue resulted in a decrease on gross profit of $5 million. Rentals gross margin decreased to 66.4% from 74.2% primarily due to higher meter scrap costs relative to the prior year.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables.
Segment EBIT decreased 14% in the third quarter of 2020 compared to the prior year, driven by the decline in revenue partially offset by lower expenses of $7 million from cost savings initiatives, including professional fees of $4 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$37,014	$21,573	72%	74%	$14,708	$5,368	60.3%	75.1%
Support services	353,320	382,578	(8)%	(8)%	112,656	122,777	68.1%	67.9%
Financing	260,758	280,039	(7)%	(7)%	36,054	33,433	86.2%	88.1%
Equipment sales	213,682	264,956	(19)%	(19)%	164,899	181,494	22.8%	31.5%
Supplies	118,117	142,261	(17)%	(17)%	30,751	37,533	74.0%	73.6%
Rentals	55,458	60,339	(8)%	(8)%	18,455	23,223	66.7%	61.5%
Total revenue	$1,038,349	$1,151,746	(10)%	(10)%	$377,523	$403,828	63.6%	64.9%

	Segment EBIT
	Nine Months Ended September 30,
	2020	2019	Actual % change
Segment EBIT	$323,429	$378,095	(14)%

SendTech Solutions revenue decreased 10% in the first nine months of 2020 compared to the prior year. Equipment sales and supplies decreased 19% and 17%, respectively, as the impacts of COVID-19 impacted our ability to perform on-site installations and reduced usage and demand for supplies. Both support services and rentals revenue decreased 8%, primarily driven by a declining meter population. Financing revenue decreased 7%, primarily driven by a declining lease portfolio and was partially offset by $10 million of gains from the sale of investment securities. Business services revenue increased $15 million, or 74% at constant currency, primarily due to additional clients using our shipping products.
Gross margin for the first nine months of 2020 was 63.6% compared to 65.2% in the prior year period. Equipment sales gross margin decreased 9 percentage points to 22.8%, primarily due to lower revenue. Equipment sales margin in the prior year period includes a $9 million charge related to a SendPro C tablet replacement program. Financing gross margin decreased to 86.2% from 88.1% compared to the prior year primarily due to a higher effective interest rate.
Segment EBIT decreased 14% in first nine months of 2020 compared to the prior year, primarily due to the decline in revenue and higher credit loss provision of $10 million due to the current economic recessionary conditions and outlook caused by COVID-19, partially offset by lower expenses of $40 million from cost savings initiatives, including lower professional fees of $12 million, lower marketing expenses of $8 million, lower research and development costs of $7 million and lower travel expenses of $3 million.

CONSOLIDATED OPERATING AND OTHER EXPENSES

Selling, general and administrative (SG&A)
SG&A expense of $239 million in the quarter decreased 6% compared to the prior period, primarily due to lower employee-related expenses of $11 million and lower travel of $4 million. SG&A expense of $721 million in the first nine months of 2020 decreased 5% compared to the prior period, primarily due to lower employee-related expenses of $14 million, lower professional fees of $12 million, lower travel related expenses of $7 million and lower marketing expenses of $4 million.

Research and development (R&D)
R&D expense decreased 25%, or $3 million and $10 million, in both the third quarter of 2020 and first nine months of 2020, respectively, compared to the prior year periods, primarily due to lower project spending and cost savings initiatives.

Restructuring charges and asset impairments
Restructuring charges and asset impairments for the three and nine months ended September 30, 2020 were $4 million and $13 million, respectively. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Goodwill impairment
We recorded a non-cash, pre-tax goodwill impairment charge of $198 million associated with our Global Ecommerce reporting unit in the first quarter of 2020. See Critical Accounting Estimates for further information.

Other (income) expense
Other income for the three months ended September 30, 2020 includes $6 million of insurance proceeds related to the 2019 malware attack. Other expense for the nine months ended September 30, 2020 includes a $37 million loss on the early extinguishment of debt, partially offset by $15 million of insurance proceeds and a $12 million gain on the sale of an equity investment.

Income taxes
The tax provision for the three months ended September 30, 2020 includes a $3 million benefit, which is primarily due to regulations enacted into law during the quarter. The tax provision for the nine months ended September 30, 2020 also includes a $12 million charge for the surrender of company owned life insurance policies for which no gain or loss was recognized and a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible. See Note 13 to the Condensed Consolidated Financial Statements for further information.

Discontinued Operations
Discontinued operations includes the Software Solutions business, sold in December 2019, with the exception of the software business in Australia, which closed in January 2020, and the Production Mail business, sold in July 2018. (Income) loss from discontinued operations for the three and nine months ended September 30, 2020 primarily includes the net gain on the sale of the Australia software business. See Note 4 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2020, we had cash, cash equivalents and short-term investments of $820 million. This includes $185 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2020	2019	Change
Net cash provided by operating activities	$190,624	$182,284	$8,340
Net cash used in investing activities	(95,735)	(201,681)	105,946
Net cash used in financing activities	(217,372)	(327,192)	109,820
Effect of exchange rate changes on cash and cash equivalents	(2,782)	(5,822)	3,040
Change in cash and cash equivalents	$(125,265)	$(352,411)	$227,146
Operating Activities
Cash provided by operating activities of $191 million in the first nine months of 2020 increased $8 million compared to the prior year. Cash flows from continuing operations was $229 million through September 30, 2020 compared to $166 million through September 30, 2019. The increase of $63 million was primarily due to working capital changes including finance receivables and income taxes. This was partially offset by a decrease in cash flows from discontinued operations of $54 million primarily due to taxes paid related to the gain on the sale of our Software Solutions business in 2020.
Investing Activities
Cash used in investing activities in the first nine months of 2020 of $96 million includes $81 million in capital expenditures and $82 million of net investment purchases, partially offset by $58 million in proceeds from the surrender of COLI policies ($46 million) and the sale of an equity investment ($12 million) and higher customer deposits at the Pitney Bowes Bank of $19 million.
Financing Activities
Cash used in financing activities in the first nine months of 2020 was $217 million, and includes the net repayment of debt of $156 million, payments of $33 million for premiums and fees associated with the early extinguishment of debt and $26 million of dividend payments. See Financings and Capitalization below for additional information.

Financings and Capitalization
In the first quarter of 2020, we secured a five-year, $850 million term loan scheduled to mature January 2025 (the 2025 Term Loan). The 2025 Term Loan bears interest at LIBOR plus 5.5% and resets monthly. We used the net proceeds plus available cash to purchase under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. We incurred a loss of $37 million on the early redemption of debt. During the first nine months of 2020, we repaid $36 million of principal related to our term loans.
We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. We drew down $100 million under the credit facility in April 2020 as a precautionary measure, but repaid this borrowing in September 2020. At September 30, 2020, we were in compliance with all covenants.
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
We did not repurchase any shares of our common stock during the first nine months of 2020. We have remaining authorization to repurchase up to $16 million of our common stock.

Contractual Obligations and Off-Balance Sheet Arrangements
We have entered into three equipment leases for our Commerce Services operations that will commence in the fourth quarter with terms ranging from seven to nine years. Aggregate lease payments for the three leases will approximate $30 million.

At September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Goodwill impairment review
At December 31, 2019, the fair value of our Global Ecommerce business exceeded its carrying value by less than 20%. During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, in part due to the macroeconomic conditions resulting from COVID-19, causing us to evaluate the Global Ecommerce goodwill for impairment.

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
With the participation of our CEO and CFO, management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal controls over financial reporting as of the end of the period covered by this report. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In addition, no changes in internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2020.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2019 Annual Report. However, we are supplementing the risk factors described in Item 1A of our 2019 Annual Report with the following additional risk factor:
Our operations and financial performance are being affected and will continue to be affected by the global coronavirus outbreak. The duration and severity of the COVID-19 crisis is unknown and constantly changing, and a prolonged duration of this crisis or a reoccurrence of COVID-19 or other similar virus in the future could have a significantly material effect on our operations, financial condition and liquidity
The COVID-19 pandemic is negatively impacting, and is expected to continue to negatively impact, our business, operations and financial performance. Given the unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, including various governments’ responses to the pandemic, and its effect on the global economy, the ultimate impact of the pandemic on our business, operations and financial performance remains uncertain. There are many factors, not within our control, which could affect the pandemic’s ultimate outcome on our business and our ability to execute our business strategies and initiatives in the expected time frame. These include, but are not limited to: government's, businesses' and individuals’ actions in response to the pandemic; an acceleration of the decline in the use of physical mail; the impact of the pandemic on the global economy and economic activity; the changing spending habits of consumers and businesses; disruptions in global supply chains; and significant volatility and disruption of financial markets. A prolonged duration of this crisis or a reoccurrence of COVID-19 could exacerbate the impact on our business, operations and financial performance. It is also uncertain the extent to which COVID-19 will permanently affect aspects of the economy to the detriment of our business, including:

•The dramatic acceleration in the decline of physical mail volume in the geographies in which we operate, which adversely affects both our Presort Services and SendTech Solutions segments. We cannot yet assess the extent to which these declines in mail volumes, and resulting impact to our business, are permanent or temporary. Further detail on the risk of physical mail volume decline, including an acceleration of that decline, is described in the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report) relating to the “The Continuing Decline in the Volume of Physical Mail Delivered via Traditional Postal Services”.
•The adverse effect that declines in physical mail are having on the financial health of posts around the world, especially that of the United States Postal Service. If these financial difficulties are not resolved, or if any resolution requires them to operate differently, price in a manner that hurts their competitiveness or reduces postal volume, or causes them to change their contractual relationships with their partners or vendors, these changes could have a material adverse effect on our business. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Significant Disruptions to Postal Operations”.
•Significant declines in the retail industry caused by the pandemic. Although our Global Ecommerce segment has seen an increase in volume of packages in the short-term, should there be a long-term change in consumer sentiment or purchasing habits it could have a material effect on our retail clients, including some of our largest clients, which could have an adverse impact on our financial performance. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Material Change in Consumer Sentiment or Spending Habits”.
•The decline in frequency of long-distance airplane flights has increased the costs of, and, at times, the demand for, products purchased in our Global Ecommerce cross-border offerings.
•The effect that social distancing rules and heightened security policies have inhibited, and will continue to inhibit, our ability to sell products and provide services to our clients, fulfill orders and install equipment on a timely basis and market to prospective new clients.
•Increased costs and reduced labor productivity associated with extended safety protocols, including sanitizing facilities and equipment multiple times a day and incremental costs that may be required to hire temporary labor or redirect volumes to other facilities.
•The sudden and significant increase in volumes in Global Ecommerce due to COVID-19 may create capacity issues, causing a potential decline in productivity, increased labor costs, difficulty in hiring sufficient employees to operate the facilities for maximum throughput, and other facility costs, especially during the peak holiday season.

•We could experience further increases in delinquencies in collections and bankruptcies in our clients, which could affect our cash flow. Client requests for potential payment deferrals or other contract modifications could also reduce the profitability or ongoing cash flow from some of our current customers.
•Given the impacts and uncertainties of the pandemic, our suppliers and third-party service providers may not be able to satisfy their obligations to us. If they are unable to satisfy these obligations, it could affect our ability to satisfy service or sales obligations to our clients, or it may affect other aspects of our internal operations. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Third-party Suppliers and Outsource Providers”.
•A prolonged duration or resurgence of COVID-19 could adversely impact our earnings or cash flows, which could result in additional credit rating downgrades, higher costs of borrowing, or limit our access to additional debt. Further detail on this risk is described in the risk factor in our 2019 Annual Report related to “Future Credit Rating Downgrades or Capital Market Disruptions”.

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
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any shares during the nine months ended September 30, 2020 and maintain Board authorization to repurchase up to $16 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	November 2, 2020

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)