Form 10-K
period 2020-12-31
PITNEY BOWES INC /DE/
filed 2021-02-19
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020    Commission file number: 1-3579
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $446 million based on the closing sale price as reported on the New York Stock Exchange. At January 29, 2021, there were 173,274,463 outstanding shares of common stock, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed within 120 days after our fiscal year end in connection with the Annual Meeting of Stockholders to be held May 3, 2021, are incorporated by reference in Part III of this Form 10-K.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition, results of operations and forward-looking statements are subject to change and to inherent risks and uncertainties, as disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (the SEC). In particular, the uncertainty around the severity, magnitude and duration of the COVID-19 pandemic (COVID-19), including governments' responses to COVID-19, the efficacy and availability of a vaccine, its continuing impact on our operations, employees, the availability and cost of labor and transportation, global supply chain and demand across our and our clients' businesses, as well as any deterioration or instability in global macroeconomic conditions, could cause our actual results to differ than those expressed in any forward-looking statement. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:

•declining physical mail volumes
•changes in postal regulations or operations, or the financial health of posts, in the U.S. or other major markets or the loss of, or significant changes to the broader postal or shipping industry
•changes in our contractual relationships with the United States Postal Service (USPS) or USPS' performance under those contracts.
•our ability to continue to grow and manage volumes, gain additional economies of scale and improve profitability within our Commerce Services group
•changes in labor and transportation availability and costs
•third-party suppliers' ability to provide products and services required by us and our clients
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Commerce Services group
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•our success at managing customer credit risk
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter or changes in foreign currency exchange rates and interest rates
•the United Kingdom's (U.K.) exit from the European Union
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer.

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company) is a global technology company providing commerce solutions that power billions of transactions. Clients around the world rely on the accuracy and precision delivered by our equipment, solutions, analytics, and application programming interface (API) technology in the areas of ecommerce fulfillment, shipping and returns, cross-border ecommerce, office mailing and shipping, presort services and financing. For more information about us, our products, services and solutions, visit www.pitneybowes.com.

Business Segments
Commerce Services
The Commerce Services group includes domestic parcel services, cross-border solutions, digital delivery services and mail sortation services. The Commerce Services group includes the Global Ecommerce and Presort Services segments.

Global Ecommerce
Domestic parcel services offers retailers a cost-effective parcel delivery and returns network for end consumers. We operate numerous domestic parcel sortation centers connected by a nationwide transportation network, enabling us to pick up parcels from retailer distribution centers and move them through our physical network. We also offer fulfillment services, providing pick, pack and ship services for clients through four fulfillment centers. These centers are located within our parcel sortation centers to facilitate same-day entry into our parcel delivery network.
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
Digital delivery services enables clients to reduce transportation and logistics costs, select the best carrier based on need and cost, improve delivery times and track packages in real-time. Powered by our shipping APIs, clients can purchase postage, print shipping labels and access shipping and tracking services from multiple carriers that can be easily integrated into any web application such as online shopping carts or ecommerce sites and provide guaranteed delivery times and flexible payment options.

Presort Services
We are a workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First-Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal workshare discounts. Our network of operating centers throughout the United States and fully-customized proprietary technology provides clients with end-to-end solutions from pick up at their location to delivery into the postal system network, expedited mail delivery and optimal postage savings.

Sending Technology Solutions
We offer our clients physical and digital mailing and shipping technology solutions, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats. Our cloud enabled infrastructure provides software-as-a-service (SaaS) offerings delivered online and via connected or mobile devices. Our latest offerings are designed on an open platform architecture that have the capabilities to leverage partnerships with other innovative companies, including partnerships with carriers, and developers to deliver new value to our clients.
Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer our clients in the United States a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies and an interest-bearing deposit solution to clients who prefer to prepay postage. Additionally, we offer financing alternatives that enable clients to finance equipment and product purchases, finance or lease other manufacturers’ equipment and provide working capital.
We also provide revolving credit solutions to clients in Canada and the U.K.
We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control credit risk. We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and client to ensure reserve levels and credit policies reflect current trends. Management continuously monitors credit lines and collection resources and revises credit policies as necessary to be more selective in managing the portfolio.

Seasonality
A larger percentage of our revenue is earned in the fourth quarter relative to the other quarters, driven primarily by an increase in shipping volumes during the holiday season.

Sales and Services
We market our products, solutions and services through a direct and inside sales force, global and regional partner channels, direct mailings and digital channels. We provide call-center, online and on-site support services for our products and solutions. Support services are primarily provided under maintenance contracts.

Competition
Our businesses face competition from large, multinational companies and smaller, more narrowly focused regional and local firms. We compete on the basis of technology and innovation, breadth of product offerings, our ability to design and tailor targeted solutions to meet client needs, performance, service and support, price, quality and brand.
We must continue to invest in our current technologies, products and solutions, and in the development of new technologies, products and solutions in order to maintain and improve our competitive position. We frequently encounter new competitors as the markets in which we participate evolve and newer businesses enter our existing markets.
A summary of the competitive environment for each of our segments is as follows:

Global Ecommerce
The domestic parcel services and cross-border solutions market includes competitors of various sizes, including companies with greater financial resources than us. Some of these competitors specialize in point solutions or freight forwarding services, are full-service ecommerce business process outsourcers and online marketplaces with international logistic support, or major global delivery services companies. We also face competition from companies that can offer both domestic and cross-border solutions in a single package which creates pricing leverage. The principal competitive factors include speed of delivery, reliability, functionality, ease of integration and use, scalability, innovation, support services and price. We compete based on the accuracy, reliability and scalability of our platform and logistics services, our ability to provide clients and their customers a one-stop full-service ecommerce experience and the ability to provide a more customized shipping solution than some of the larger competitors in the industry.
Within digital delivery services, we compete with a wide range of technology providers who help make shipping easier and more cost-effective. These technology providers range from large, established companies to smaller companies offering negotiated carrier rates. The principal competitive factors include technology stability and reliability, innovation, access to preferred shipping rates and ease of integration with existing systems.

Presort Services
We face competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services. While not necessarily competitors in the traditional sense, large mail owners have the capability to presort their own mailings in-house, and could use excess capacity to offer presort services to others. The principal competitive factors include price, innovative service, delivery speed, tracking and reporting, industry expertise and economies of scale. Our competitive advantages include our extensive network of presort facilities capable of processing significant volumes and our innovative proprietary technology that provides clients with reliable, secure and precise services and maximum postage discounts.

Sending Technology Solutions
We face competition from other mail equipment and solutions providers, companies that offer products and services as alternative means of message communications and those that offer on-line shipping and mailing products and services solutions. Additionally, as alternative communication methods in comparison to physical mail grow, our operations could be affected. We differentiate ourselves from our competitors through our breadth of physical and digital offerings, including cloud enabled SaaS and open platform architecture offerings; pricing; available financing and payment offerings; product reliability; support services; and our extensive knowledge of the shipping and mailing industry.
Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. Not all our competitors are able to offer the same or similar financing and payment solutions that we offer, and we believe this is a source of competitive advantage that differentiates us from our competitors.

Research, Development and Intellectual Property
We invest in research and development activities to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology and differentiated services in high value segments of the market.

Third-Party Suppliers
We depend on third-party suppliers and outsource providers for a variety of services and product components, the hosting of our SaaS offerings, the logistics portion of our ecommerce business, and some non-core functions and operations. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. We have risk mitigation programs to monitor conditions affecting our suppliers' ability to fulfill expected commitments. We believe that our available sources for services, components, supplies and manufacturing are adequate.

Regulatory Matters
We are subject to the regulations of postal authorities worldwide related to product specifications of our postage meters. Our Presort Services segment is also subject to regulations of the USPS. The Bank is chartered as an Industrial Bank under the laws of the State of Utah. The Bank and certain company affiliates that provide services to the Bank are subject to the regulations of the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We are also subject to transportation regulations for various parts of our business, customs and trade regulations worldwide related to our cross-border shipping services and regulations concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

Human Capital
We have more than 11,500 employees, with approximately 80% located in the United States and approximately 20% located outside the United States. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet fluctuating demand. We seek to create a high-performance culture that will drive and sustain enhanced value for all our stakeholders. To attract, retain and engage the talent needed, we strive to maintain a diverse, inclusive and safe workplace, with equitable opportunities for growth and development, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.

Diversity and Inclusion
We believe that a diverse workforce is critical to our success. We celebrate a rich mix of countries, cultures, ages, races, ethnicities, gender identities, sexual orientation, abilities and perspectives that showcase our humanity, differentiate us as individuals and enhance our businesses. We have received numerous external acknowledgments of our progress in diversity and inclusion over the years.

Employee Engagement and Development
We emphasize employee development and training and provide professional development initiatives, training, experiential learning and inclusion networks to our employees to enable them to advance their skills and achieve career goals. We also believe employee engagement is important to the company's success and conduct a survey annually that has had historically high participation rates as well as increasing engagement scores overall.

Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs.

In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. These changes included adjusting processes to enable social distancing, providing personal protective equipment, ongoing monitoring of the health of our employees, and contact tracing when an employee is diagnosed with COVID-19. We encourage employees capable of working remotely to do so and limit the number of employees who can be in any of our offices at any given time.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto filed with, or furnished to, the SEC, are available, free of charge, through the Investor Relations section of our website at www.investorrelations.pitneybowes.com or from the SEC's website at www.sec.gov, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. The other information found on our website is not part of this or any other report we file with or furnish to the SEC.

Information About Our Executive Officers

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	59	President and Chief Executive Officer	2012
Johnna G. Torsone	70	Executive Vice President and Chief Human Resources Officer	1993
Daniel J. Goldstein	59	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Christoph Stehmann	58	Executive Vice President, International Sending Technology Solutions	2016
Jason C. Dies	51	Executive Vice President and President, Sending Technology Solutions	2017
Gregg Zegras	53	Executive Vice President and President, Global Ecommerce	2020
Ana Maria Chadwick	49	Executive Vice President and Chief Financial Officer (1)	2021
(1) Effective January 29, 2021, Ms. Chadwick assumed the responsibilities of Executive Vice President and Chief Financial Officer.
There are no family relationships among the above officers. The above officers have served in various executive positions with the company for at least the past five years except as follows:

Mr. Dies was appointed Executive Vice President and President, Sending Technology Solutions in October 2017. He joined the company in 2015 as President, Document Messaging Technologies (DMT). Prior to joining the company, Mr. Dies was employed at IBM where he held several leadership positions in North America, Europe, and Asia across diverse business units.

Mr. Zegras was appointed Executive Vice President and President, Global Ecommerce in July 2020. He joined the company in 2013 as President, Imagitas. Prior to joining the company, Mr. Zegras held several executive leadership positions, including at NBC Universal, Sharecare and Hearst Entertainment.

Ms. Chadwick joined the company as Executive Vice President and Chief Financial Officer on January 29, 2021. Prior to joining the company, Ms. Chadwick was employed at GE Capital as President and CEO of GE Capital Global Legacy Solutions. Ms. Chadwick spent over 20 years at GEC Capital, where she held several executive positions, including Controller of GE Capital Americas and CFO at GE Capital Energy Financial Services.

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

COVID-19 Pandemic Risks
Our operations and financial performance are being affected and will continue to be affected by the global coronavirus outbreak. The duration and severity of the COVID-19 crisis is unknown and constantly changing, and a prolonged duration of this crisis or the emergence of another similar virus in the future could have a significantly material effect on our operations, financial condition and liquidity.
The COVID-19 pandemic is impacting, and is expected to continue to impact, our business, operations and financial performance. Given the unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, including various governments’ responses to the pandemic, its effect on the global economy, and the efficacy and availability of a vaccine, the ultimate impact of the pandemic on our business, operations and financial performance remains uncertain. There are many factors, not within our control, which could affect the pandemic's ultimate outcome on our business and our ability to execute our business strategies and initiatives in the expected time frame. These include, but are not limited to: the response of the government, businesses and individuals to the pandemic; an acceleration of the decline in the use of physical mail; the impact of the pandemic on the global economy and economic activity; the changing spending habits of consumers and businesses; disruptions in global supply chains; and significant volatility and disruption of financial markets. In addition to having the effect of potentially heightening many of our other risk factors in this section, the COVID-19 pandemic may, or may continue to, adversely affect the following to the detriment of our business, including:

•Accelerate the decline of physical mail volume in the geographies in which we operate, which adversely affects both our Presort Services and SendTech Solutions segments. We cannot yet assess the extent to which these declines in mail volumes, and resulting impact to our business, are permanent or temporary.
•The adverse effect that declines in physical mail are having on the financial health of posts around the world, especially that of the USPS. If these financial difficulties are not resolved, or if any resolution requires them to operate differently, price in a manner that hurts their competitiveness or further reduces postal volume, or causes them to change their contractual relationships with their partners or vendors, these changes could have a material adverse effect on our business.
•Social distancing rules and heightened security policies have inhibited, and may continue to inhibit, our ability to sell products and provide services to our clients, fulfill orders and install equipment on a timely basis and market to prospective new clients.
•The increased costs and reduced labor productivity associated with extended safety protocols, including sanitizing facilities and equipment multiple times a day and incremental costs that may be required to hire temporary labor or redirect volumes to other facilities.
•Our Global Ecommerce segment could experience further capacity and cost issues due to further sudden and significant increases in volumes resulting from COVID-19, including costs and capacity issues relating to postage, transportation, labor, and warehouse space.
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
•A decline in the frequency of long-distance airplane flights may continue to result in higher costs and at times, reduced demand for our Global Ecommerce cross-border offerings.
•We could experience further increases in delinquencies in collections and bankruptcies in our clients, which could affect our cash flow. Client requests for potential payment deferrals or other contract modifications could also reduce the profitability or ongoing cash flow from some of our current customers.
•Our suppliers and third-party service providers may not be able to satisfy their obligations to us. If they are unable to satisfy these obligations, it could affect our ability to satisfy service or sales obligations to our clients, or it may affect other aspects of our internal operations.
•A prolonged duration or resurgence of COVID-19 could adversely impact our earnings or cash flows, which could result in additional credit rating downgrades, higher costs of borrowing, or limit our access to additional debt.

The COVID-19 pandemic may also have the effect of heightening many other risks, including the risks listed below and may also affect our business, operations and financial performance in a manner that is not presently known to us.

Mailing and Shipping Industry Risks

Further significant deterioration in the financial condition of the USPS, or the national posts in our other major markets could affect the ability of those posts to provide services to us or our clients, which could adversely affect client demand for our offerings and thus our financial performance.
We are dependent on financially viable national posts in the geographic markets where we operate, particularly in the United States. A significant portion of our revenue depends upon the ability of these posts, especially the USPS to provide competitive mail and package delivery services to our clients and the quality of the services they provide. Their ability to provide high quality service at affordable rates in turn depends upon their ongoing financial strength. If the posts are unable to continue to provide these services into the future, our financial performance will be adversely affected.

Our ability to compete in the package shipping market in the United States depends upon certain contractual relationships we have with the USPS and the successful performance of those services.
The USPS is our primary provider for the “last mile” component of our parcel delivery services in the United States. This represents a significant component of our cost in offering these services. If we are unable to receive competitive pricing from the USPS or take advantage of lower cost USPS options, our ability to compete with private carriers and to achieve profitable revenue growth will be adversely affected. The quality of service we provide to our clients also depends upon the quality of delivery services received from the USPS. The dramatic increase in parcel volumes due to the COVID-19 pandemic, especially during the peak holiday season, as well as the broader effects of the pandemic on the USPS' operations, has adversely impacted the quality of delivery performance from the USPS and some of our costs with them increased. If its performance does not revert to prior levels, or becomes materially worse than that of the private carriers, we may lose clients to competition and our financial performance will be adversely affected.

We are subject to postal regulations and processes, which could adversely affect our financial performance.
A significant portion of our business is subject to regulation and oversight by the USPS and posts in other major markets. These postal authorities have the power to regulate some of our current products and services. They also must approve many of our new or future product and service offerings before we can bring them to market. If our new or future product and service offerings are not approved, there are significant conditions to approval, regulations on our existing products or services are changed or, we fall out of compliance with those regulations, our financial performance could be adversely affected.

If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our financial performance could be adversely affected.
Traditional mail volumes continue to decline and impact our current and future financial results, primarily within our SendTech Solutions and Presort Services segments. This rate of decline has been exacerbated by the COVID-19 pandemic, but we cannot yet assess the extent to which this decline, and resulting impact to our business, is permanent or temporary. Any further accelerated or sudden decline in physical mail volumes could have an adverse effect on these segments. An accelerated or sudden decline could result from changes in communication behavior or available communication technologies, reductions to the Universal Service Obligation (USO) under which the USPS and other national posts are required to deliver to every address in a country with similar pricing and frequency, pandemics, and legislation or regulations that mandate electronic substitution for communication by mail, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on postal services. If we are not successful at meeting the continuing challenges faced in our mailing business, or if physical mail volumes were to experience an accelerated or sudden decline, our financial performance could be adversely affected.

Business Operational Risks

The transformation of our businesses to more digital and package related services will result in a decline in our overall profit margins. If we cannot increase our volumes while at the same time reduce our costs, our overall profitability could be adversely affected.
As we transform our business to more digital and package related delivery services, the relative revenue contribution from our package delivery offerings now exceeds that of the revenue from our mailing-related offerings. We expect the portion of our revenue derived from package delivery offerings to continue to grow. The profit margins in these package-related offerings are generally lower than those for our mailing-related offerings. If we are unable to obtain sufficient scale, or are unable to lower per package costs as we achieve scale, our overall profitability could be adversely affected.

The loss of any of our largest clients in our Global Ecommerce segment could adversely affect the financial performance of that segment.
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

A material change in consumer sentiment or spending habits that negatively impacts our retail clients could adversely affect the financial performance of our Global Ecommerce segment.
Our Global Ecommerce segment derives the majority of its revenue from retail clients. The retail industry is subject to cyclical trends in consumer sentiment and spending habits that are affected by many factors, including prevailing economic conditions (including those caused by the impact of the ongoing COVID-19 pandemic), recession or fears of recession and unemployment levels. If consumer sentiment and spending habits deteriorate such that the demand for our retail clients’ products are negatively impacted, it could potentially have an adverse impact on our financial performance.

If we fail to effectively manage our third-party suppliers and outsource providers, our business, financial performance and reputation could be adversely affected.
We depend on third-party suppliers and outsource providers for a variety of services and product components, the hosting of our SaaS offerings, the logistics portion of our ecommerce segment, the provision of temporary labor and some non-core functions and operations. Some of our suppliers may also be our competitors in other contexts. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. To a certain extent in 2020, the performance of our outsourced service providers, due largely to circumstances associated with the COVID-19 pandemic, negatively impacted our ability to timely execute transactions with our clients, consumers and other constituents. If production or services were interrupted for any reason, the quality of those offerings were to degrade as a result of poor supplier performance, these suppliers chose to terminate their relationship with us, or if the costs of using these third parties were to increase and we were not able to find alternate suppliers, we could experience loss of clients, significant disruptions in manufacturing and operations (including product shortages, higher freight costs and re-engineering costs) as well as increased costs in the logistics portion of our Global Ecommerce segment.

Fluctuations in transportation costs or disruptions to transportation services in our Global Ecommerce or Presort Services segments could adversely affect client satisfaction or our financial performance.
In addition to our reliance on the USPS, our Global Ecommerce and Presort Services segments rely upon independent third-party transportation service providers to transport a significant portion of our parcel and mail volumes. The use of these providers is subject to risks, including our ability to negotiate acceptable terms, increased competition during peak periods, capacity issues, performance problems, extreme weather, natural or man-made disasters, pandemics, increased fuel costs, labor shortages or disputes or other unforeseen difficulties. Any disruption to the timely supply of these services for any reason or any dramatic increase in the cost of these services could adversely affect client satisfaction or our financial performance. The dramatic increase in demand for shipping services, especially in the fourth quarter of the year, caused us to incur higher costs and declines in performance and client satisfaction. Although we proactively manage our volumes, especially during the peak holiday season, given our reliance upon these providers, any future unforeseen disruptions affecting these providers could similarly adversely affect client satisfaction and our financial performance.

Our business depends on the availability of, and our ability to attract and retain, employees at a reasonable cost to meet the needs of our business and to consistently deliver highly differentiated, competitive offerings.
The rapid growth of the ecommerce industry has resulted in intense competition for employees in the shipping, transportation and logistics industry, including drivers and warehouse employees. The COVID-19 pandemic has accelerated this industry growth resulting in our Global Ecommerce segment experiencing a higher demand, and increased competition, for labor, especially in our warehouses. This demand and increased competition for workers has also impacted our Presort Services segment, which has experienced staffing shortages. Although we supplement our workforce with contingent hourly workers from staffing agencies on an as-needed basis, due to the accelerated demand and competition, concern over exposure to COVID-19 and other factors, we could continue to experience a decrease in the pool of available qualified talent. There is also significant competition for the talent needed to develop our other products. Increased competition for employees may result in increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets. Additional labor costs which may also impact our business include those triggered by regulatory actions; increased health care and workers’ compensation insurance expenses; and, those costs associated with the COVID-19 pandemic, which in our Global Ecommerce and Presort Services segments, continues to include costs resulting from reduced productively (staggering shifts and breaks to enhance social distancing), costs for extended safety protocols in our warehouses (sanitizing equipment multiple times a day and providing personal protection equipment) and incremental costs required to hire temporary labor.

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our financial performance.
Our businesses are not materially dependent on any one patent or license or group of related patents and licenses; however, our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed or obtained through acquisitions. We rely on copyrights, patents, trademarks and trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer, which could adversely affect our revenue and profitability. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our development efforts. As we continue to transition our business to more software and service-based offerings, patent protection of these innovations will be more difficult to obtain. In addition, from time to time, third-parties may claim that we, our clients, or our suppliers, have infringed their intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

If we fail to comply with government contracting regulations, our financial performance, brand name and reputation could suffer.
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits and investigations by government agencies. If one or more government agencies discovers contractual noncompliance by us or one of our subcontractors in the course of an audit or investigation, we may be subject to various civil or criminal penalties and administrative sanctions, which could include the termination of the contract, reimbursement of payments received, fines and debarment from doing business with one or more governments. Any of these events could not only affect our financial performance, but also adversely affect our brand and reputation.

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
As we transition our business to sustainable long-term growth, we may make strategic acquisitions or divest certain businesses. These actions may involve significant risks and uncertainties, which could have an adverse effect on our financial performance, including:
•difficulties in achieving anticipated benefits or synergies;
•difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and entering new markets, or reducing fixed costs previously associated with divested businesses;
•the loss of key employees or clients of businesses acquired or divested;
•significant charges for employee severance and other restructuring costs, legal, accounting and financial advisory fees; and
•possible goodwill and asset impairment charges as divestitures and changes in our business model may adversely affect the recoverability of certain long- lived assets and valuation of our operating segments.

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

Cybersecurity and Technology Risks

Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we or our suppliers are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.
We depend on the security of our and our suppliers' information technology systems to support numerous business processes and activities, to service our clients and to enable consumer transactions and postal services. There are numerous cybersecurity risks to these systems, including individual and group criminal hackers, industrial espionage, denial of service attacks, malware attacks, computer viruses, vandalism and employee errors and/or malfeasance. These cyber threats are constantly evolving, thereby increasing the difficulty of preventing, detecting and successfully defending against them. Successful breaches could, among other things, disrupt our operations, result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, all of which could adversely affect our financial performance. Cybersecurity breaches could result in financial liability to other parties, governmental investigations, regulatory enforcement actions, and penalties, and our brand and reputation could be damaged. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

We have security systems, procedures and business continuity plans in place-and require our suppliers to have them as well-that are designed to ensure the continuous and uninterrupted performance of our information technology systems, to protect against unauthorized access to information or disruption to our services, and to minimize the time to detect, respond or minimize the impact of a breach should one occur. None of those systems, however, are fool proof but, our goal is to prevent meaningful incursions and minimize the time to detect and respond, as well as the overall impact of those that occur, and like all companies, intrusions will occur, and have occurred, from time to time.

Despite the protections we have in place, we have suffered two significant cyber-events, one in October 2019 and another in May 2020. In 2019, we were affected by a ransomware attack, known as RYUK, that temporarily disrupted customer access to some of our services. Our financial information was not affected and there is no evidence that any sensitive or confidential data was improperly accessed or extracted from our network. Although this attack adversely impacted 2019 revenue by $18 million and earnings per share from continuing operations by $0.08, primarily as a result of the business interruption, incremental costs related to the attack and costs to enhance our cybersecurity protection, we were able to recover $17 million from our insurers in 2020. In addition, in May 2020, we were affected by a Maze ransomware attack. The Maze attackers were able to exfiltrate a small amount of our confidential data, which did not include any client confidential information, but we were able to successfully thwart the attack before any of our ongoing operations could be disrupted. The attempted attack did not have any impact on our financial results, and we satisfied all regulatory obligations arising out of the attack. In response to these attacks, we implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. Cyber threats are constantly evolving and will require us to continually assess and improve our protections; however, there can be no guarantee that a future cyber event will not occur.

Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
Our businesses use, process and store proprietary information and personal, sensitive or confidential data relating to our business, clients, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting. In addition, new laws may add a broad array of requirements on how we handle or use information and increase our compliance obligations. For example, the European Union greatly increased the jurisdictional reach of European Law by enacting the General Data Protection Regulation (GDPR), which, among other things, enhanced an individual’s rights with respect to their information and ongoing litigation in the European Union continues to create uncertainty in how to demonstrate compliance. In the United States, several states have enacted different laws regarding personal information, including recent changes to privacy laws in California, that impose significant new requirements. Other countries or states may enact laws or regulations in the future that have similar or additional requirements. Although we continually monitor and assess the impact of these laws and regulations, their interpretation and enforcement are uncertain, subject to change and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation, and adversely affect our reputation and the results of our operations.

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

Macroeconomic and General Regulatory Risks

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
Our Global Ecommerce segment is subject to significant trade regulations, taxes, and duties throughout the world. Any changes to these regulations could potentially impose increased documentation and delivery requirements, increase costs, delay delivery times, subject us to additional liabilities, and could adversely affect our financial performance. Over the past three years, the United States increased tariffs for certain goods while also raising the possibility of additional tariffs. These actions triggered other nations to also increase tariffs on certain of their goods. For our Global Ecommerce segment, tariff increases, or even the political environment surrounding trade issues, could reduce demand and adversely affect our financial performance. For our SendTech Solutions segment, the increased tariffs resulted in additional costs on certain components used in some of our products. Although we have been taking actions to mitigate these costs by changing where we source certain parts, these added costs and the potential for further tariffs could affect demand for our products or the amount of profitability in some of our products and adversely affect our financial performance.

Our operational costs could increase from changes in environmental regulations, or we could be subject to significant liabilities.
We are subject to various federal, state, local and foreign environmental protection laws and regulations around the world, including without limitation, those related to the manufacture, distribution, use, packaging, labeling, recycling or disposal of our products or the products of our clients for whom we perform services. Environmental rules concerning products and packaging can have a significant impact on the cost of operations or affect our ability to do business in certain countries. We are also subject to laws concerning use, discharge or disposal of materials. These laws are complex, change frequently and have tended to become more stringent over time. Additionally, the change in the Presidential administration may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new legislation or directives by government authorities. If we are found to have violated these laws, we could be fined, criminally charged, otherwise sanctioned by regulators, or we could be subject to liability and clean-up costs. These risks can apply to both current and legacy operations and sites. From time to time, we may be involved in litigation over these issues. The amount and timing of costs under environmental laws are difficult to predict and there can be no assurance that these costs will not have an adverse effect on our financial performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease numerous facilities worldwide, including our corporate headquarters located in Stamford, Connecticut, sales offices, service locations, data centers and call centers.
Our Global Ecommerce segment leases four fulfillment centers that comprise the majority of our fulfillment operations. Our Global Ecommerce and Presort Services segments conduct parcel operations and mail sortation operations through a network of over 50 operating centers throughout the United States. Our SendTech Solutions segment leases a manufacturing and distribution facility in Indianapolis. This facility is significant as it stores a majority of the SendTech Solutions products, supplies and inventories.
Should any facility be unable to function as intended for an extended period of time, our ability to service our clients and operating results could be impacted.
We conduct most of our research and development activities in facilities located in Noida and Pune, India and Shelton, Connecticut. Management believes that our facilities are in good operating condition, materially utilized and adequate for our current business needs.

ITEM 3. LEGAL PROCEEDINGS
See Note 16 Commitments and Contingencies for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange (NYSE) under the symbol "PBI". At January 31, 2021, we had 13,436 common stockholders of record.

Share Repurchases
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. During 2020, we did not repurchase any additional shares of our common stock and in 2019, we repurchased 18.6 million shares of our common stock at an aggregate price of $105 million. At December 31, 2020, we have authorization to repurchase up to of $16 million of our common stock.

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
The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) 500 Composite Index, the S&P SmallCap 600 Composite Index and our peer group over a five-year period assuming the reinvestment of dividends. On a total return basis, a $100 investment on December 31, 2015 in Pitney Bowes Inc., the S&P 500 Composite Index, the S&P SmallCap 600 Composite Index and our peer group would have been worth $39, $203, $179 and $175, respectively, on December 31, 2020.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 and S&P SmallCap 600 Composite Indexes and our peer group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes included in this Annual Report. Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses using the modified retrospective transition approach with a cumulative effect adjustment at the date of initial application. Accordingly, periods prior to January 1, 2020, have not been restated for this standard and are presented under the prior guidance. Effective January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842) using the modified retrospective transition approach of applying the standard at the beginning of the earliest comparative period presented in the financial statements and recorded a cumulative effect adjustment at the date of initial application. Accordingly, periods prior to January 1, 2017, have not been restated for this standard and are presented under the prior guidance. Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers on a modified retrospective basis with a cumulative effect adjustment at the date of initial application. Accordingly, periods prior to January 1, 2018, have not been restated for this standard and are presented under the prior guidance. Discontinued operations includes our Software Solutions and Production Mail businesses.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Total revenue	$3,554,075	$3,205,125	$3,211,522	$2,784,007	$2,656,172

Amounts attributable to common stockholders:
(Loss) income from continuing operations	$(191,659)	$40,149	$181,705	$180,039	$210,861
Income (loss) from discontinued operations	10,115	154,460	60,106	63,489	(118,056)
Net (loss) income	$(181,544)	$194,609	$241,811	$243,528	$92,805

Basic (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(1.12)	$0.23	$0.97	$0.97	$1.12
Discontinued operations	0.06	0.88	0.32	0.34	(0.63)
Net (loss) income	$(1.06)	$1.10	$1.29	$1.31	$0.49

Diluted (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(1.12)	$0.23	$0.96	$0.96	$1.12
Discontinued operations	0.06	0.87	0.32	0.34	(0.62)
Net (loss) income	$(1.06)	$1.10	$1.28	$1.30	$0.49

Cash dividends paid per share of common stock	$0.20	$0.20	$0.75	$0.75	$0.75

Balance sheet data:
	December 31,
	2020	2019	2018	2017	2016
Total assets	$5,220,137	$5,466,900	$5,938,419	$6,634,606	$5,837,133
Long-term debt	$2,348,361	$2,719,614	$3,066,073	$3,559,278	$2,750,405
Total debt	$2,564,393	$2,739,722	$3,265,608	$3,830,335	$3,364,890

(1)    The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion of our financial condition and operating results should be read in conjunction with our risk factors, consolidated financial statements and related notes. This discussion includes forward-looking statements based on management's current expectations, estimates and projections and involves risks and uncertainties. Actual results may differ significantly from those currently expressed. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under "Forward-Looking Statements" and "Item 1A. Risk Factors" in this Form 10-K. All table amounts are presented in thousands of dollars.
Throughout this discussion, we may refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates from the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides investors a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.

Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges, goodwill impairment charges and other items not allocated to a business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.
Overview
Financial Results Summary - Twelve Months Ended December 31:

	Revenue
	Years Ended December 31,
	2020	2019	Actual % change	Constant Currency % Change
Business services	$2,191,306	$1,710,801	28%	28%
Support services	473,292	506,187	(6)%	(7)%
Financing	341,034	368,090	(7)%	(7)%
Equipment sales	314,882	352,104	(11)%	(11)%
Supplies	159,282	187,287	(15)%	(15)%
Rentals	74,279	80,656	(8)%	(8)%
Total revenue	$3,554,075	$3,205,125	11%	11%

	Revenue
	Years Ended December 31,
	2020	2019	Actual % change	Constant currency % change
Global Ecommerce	$1,618,897	$1,151,510	41%	41%
Presort Services	521,212	529,588	(2)%	(2)%
Commerce Services	2,140,109	1,681,098	27%	27%
SendTech Solutions	1,413,966	1,524,027	(7)%	(7)%
Total	$3,554,075	$3,205,125	11%	11%

	EBIT
	Years Ended December 31,
	2020	2019	% change
Global Ecommerce	$(82,894)	$(70,146)	(18)%
Presort Services	55,799	70,693	(21)%
Commerce Services	(27,095)	547	>(100%)
SendTech Solutions	441,085	490,322	(10)%
Total Segment EBIT	$413,990	$490,869	(16)%

Revenue increased 11% in 2020 compared to 2019, driven by a 28% increase in business services revenue, primarily due to significantly higher volumes in our Global Ecommerce segment. This growth more than offset declines in all other revenue line items driven in part from the continuing impacts of COVID-19. Within our business segments, Global Ecommerce revenue grew 41% due to increased domestic parcel delivery and cross-border volumes, Presort Services revenue declined 2% due to lower First Class Mail and Marketing Mail volumes and SendTech Solutions revenue declined 7%, primarily due to lower equipment sales and supplies revenue. Global Ecommerce EBIT decreased 18% and Presort Services EBIT decreased 21% from the prior year primarily driven by higher labor and transportation costs caused by increased demand and competition for these resources and increased costs and reduced productivity due to COVID-19. SendTech Solutions EBIT declined 10% primarily due to lower revenue and higher credit loss provisions. Prior year segment EBIT was adversely impacted by $19 million related to a ransomware attack and current year segment EBIT includes $13 million of insurance proceeds related to this attack. Refer to Results of Operations section for further information.
Impacts of COVID-19
The global spread of COVID-19 and the efforts to contain it are adversely affecting global economies, impacting demand for a broad variety of goods and services and creating disruptions and shortages in supply chains. We implemented measures in our facilities to protect the health and safety of our employees and contractors, including staggering shifts and breaks to enhance social distancing, providing personal protection equipment, conducting temperature checks and sanitizing equipment and facilities multiple times a day. Employees that have the ability to work remotely are doing so and corporate and local management continue to assess conditions to determine when, and how, these employees should return to their office locations.

COVID-19 has impacted our financial results in different ways in each of our businesses. Global Ecommerce has seen a significant increase in volumes due to the demand for ecommerce solutions in the current environment. However, this increase in volumes has resulted in higher postal costs driven by capacity constraints and higher labor and transportation costs as many companies are competing for these resources. At the start of the pandemic, Presort Services experienced a significant decline in both First Class and Marketing Mail. However, while volumes for the full year 2020 were down from the prior year, we did see quarter over quarter improvement throughout the year. Presort Services was also impacted by higher labor costs. As a result of the health and safety measures implemented in all our Commerce Services facilities, we also incurred additional costs and reduced productivity.

In SendTech Solutions, the global shut-down of businesses and increase in the number of clients working remotely at the onset of COVID-19 had a significantly adverse impact on demand for and usage of our mailing equipment and supplies, and our ability to perform on-site service and installations. We saw improving trends in equipment sales and supplies revenues quarter over quarter throughout 2020. As businesses continue to operate remotely, we are also seeing improvement in our cloud-enabled shipping and mailing solutions.

Outlook
We continue to position ourselves for long-term success as a global technology company focused on shipping, mailing and related financial services. We are investing in market opportunities and new solutions and services across all our businesses, optimizing our operations and implementing cost savings initiatives to drive long-term value. Our portfolio is shifting to higher growth markets and we expect margins to improve as we build scale and realize the full benefits of our investments and optimizations.
Within Global Ecommerce, we expect the accelerated market growth of ecommerce brought on by COVID-19 to continue and anticipate revenue growth in 2021. We expect margin and profit improvements in 2021 from pricing initiatives and operational improvements within our facilities and network designed to drive efficiencies and increased productivity. Within Presort Services, we expect the improving volume trends in the second half of 2020 to continue throughout 2021 through organic volume growth and acquisitions. Margins are expected to improve in 2021 from productivity initiatives, increased automation and facilities consolidation and optimization. Within SendTech Solutions, we expect recurring revenue streams to continue to decline, but growth in our cloud-

enabled shipping solutions and sales of our multi-purpose devices to partially offset these declines. On a consolidated basis, we expect modest revenue growth in 2021 compared to 2020.

The COVID-19 pandemic is expected to continue to impact our business, operations and financial performance. Given the unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, including various governments’ responses to the pandemic, its effect on the global economy, and the efficacy and availability of a vaccine, the ultimate impact of the pandemic on our business, operations and financial performance remains uncertain. Accordingly, there are many factors not within our control that could affect the pandemic's ultimate impact on our business and current outlook for 2021. However, we believe we are well positioned to manage through the current conditions and will continue to take proactive steps to manage our cash flows and liquidity.

RESULTS OF OPERATIONS

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$1,618,897	$1,151,510	41%	41%	$1,480,612	$988,747	8.5%	14.1%

	Segment EBIT
	Years Ended December 31,
	2020	2019	Actual % change
Segment EBIT	$(82,894)	$(70,146)	(18)%
Global Ecommerce revenue increased 41% in 2020 due to significantly higher volumes primarily attributable to a market shift to ecommerce solutions brought on by COVID-19. Domestic parcel delivery volumes contributed revenue growth of 36% and increased cross-border volumes contributed revenue growth of 5%.
Gross margin decreased to 8.5% from 14.1% in the prior year due primarily to increased postal, transportation and labor costs resulting from capacity restraints and increased competition for transportation and labor resources due to the accelerated and sudden market growth in ecommerce solutions, investments to support this growth and incremental COVID-19 related costs.
Segment EBIT in 2020 was a loss of $83 million compared to a loss of $70 million in 2019 primarily due to the decline in gross margin, which reduced EBIT by $30 million, partially offset by lower operating expenses of $5 million. Prior year segment EBIT was adversely impacted by $6 million as a result of a ransomware attack and current year segment EBIT benefited from $6 million in net insurance proceeds received related to this attack.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$521,212	$529,588	(2)%	(2)%	$402,599	$392,716	22.8%	25.8%

	Segment EBIT
	Years Ended December 31,
	2020	2019	Actual % change
Segment EBIT	$55,799	$70,693	(21)%
Presort Services revenue decreased 2% in 2020 compared to 2019 due to lower volumes of First Class Mail and Marketing Mail, driven primarily by COVID-19. Incremental volumes from acquisitions during the year contributed revenue growth of 3%.
Gross margin declined to 22.8% from 25.8% due to higher labor costs and incremental costs associated with COVID-19. Segment EBIT declined 21% in 2020. Prior year segment EBIT was adversely impacted by $4 million as a result of a ransomware attack and current year segment EBIT benefited from $4 million of insurance proceeds received related to this attack.

SendTech Solutions

SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2020	2019	Actual % change	Constant Currency % change	2020	2019	2020	2019
Business services	$51,197	$29,703	72%	75%	$20,694	$7,289	59.6%	75.5%
Support services	473,292	506,187	(6)%	(7)%	148,293	161,648	68.7%	68.1%
Financing	341,034	368,090	(7)%	(7)%	48,162	44,648	85.9%	87.9%
Equipment sales	314,882	352,104	(11)%	(11)%	236,550	243,393	24.9%	30.9%
Supplies	159,282	187,287	(15)%	(15)%	41,679	49,882	73.8%	73.4%
Rentals	74,279	80,656	(8)%	(8)%	25,600	31,530	65.5%	60.9%
Total revenue	$1,413,966	$1,524,027	(7)%	(7)%	$520,978	$538,390	63.2%	64.7%

	Segment EBIT
	Years Ended December 31,
	2020	2019	Actual % change
Segment EBIT	$441,085	$490,322	(10)%
SendTech Solutions revenue decreased 7% in 2020 compared to 2019. Supplies and equipment sales decreased 15% and 11%, respectively, as the effects of COVID-19 hindered our ability to perform on-site sales calls and installations and reduced usage and demand for supplies. Rentals and support services revenue decreased 8% and 7% at constant currency, respectively, primarily driven by a declining meter population and reduced service calls from COVID-19. Financing revenue decreased 7%, primarily driven by a declining lease portfolio and was partially offset by $10 million of gains from the sale of investment securities. Business services revenue increased $21 million, or 75% at constant currency, primarily due to an increased use of our shipping products.

Gross margin in 2020 was 63.2% compared to 64.7% in 2019. The slight decrease in gross margin was primarily due to the decline in revenue as well as the mix of equipment sales due in part to delays in scheduling and performing on-site installations of our higher end products.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables.
Segment EBIT decreased 10% in 2020 compared to 2019, primarily due to the decline in revenue and higher credit loss provision of $10 million due to the current economic recessionary conditions and outlook caused by COVID-19, partially offset by lower expenses of $47 million from cost savings initiatives, including lower professional fees of $14 million, lower marketing expenses of $11 million, lower research and development costs of $9 million and lower travel expenses of $4 million. Prior year segment EBIT was adversely impacted by $8 million as a result of a ransomware attack and current year segment EBIT benefited from $3 million of insurance proceeds received related to this attack.

UNALLOCATED CORPORATE EXPENSES

The majority of our SG&A expense is recorded directly or allocated to our reportable segments. Those expenses not recorded directly or allocated to our reportable segments are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology and innovation.

	Years Ended December 31,
	2020	2019	Actual % change
Unallocated corporate expenses	$200,406	$211,529	(5)%

The decline in unallocated corporate expenses of $11 million in 2020 compared to 2019 was primarily driven by lower employee-related expenses of $15 million, lower professional fees of $6 million and insurance proceeds of $4 million received in connection with a ransomware attack partially offset by an increase in marketing expenses of $8 million.

CONSOLIDATED EXPENSES

Selling, general and administrative (SG&A)
SG&A expense of $963 million in 2020 decreased 4%, or $41 million, compared to 2019, primarily due to lower professional and consulting fees of $19 million, lower employee-related expenses of $12 million and lower travel related expenses of $11 million partially offset by higher credit loss provision of $14 million.

Research and development (R&D)
R&D expense decreased 25%, or $13 million in 2020 compared to 2019, primarily due to lower project spending and cost savings initiatives.

Restructuring charges and asset impairments
Restructuring charges and asset impairments for the year ended December 31, 2020 was $21 million. See Note 12 to the Consolidated Financial Statements for further information.

Goodwill impairment
We recorded a non-cash, pre-tax goodwill impairment charge of $198 million associated with our Global Ecommerce reporting unit in the first quarter of 2020. See Note 9 to the Consolidated Financial Statements for further information.

Other components of net pension and postretirement (income) cost
Other components of net pension and postretirement income for the year ended December 31, 2020 was $2 million. The amount of other components of net pension and postretirement (income) cost recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 14 to the Consolidated Financial Statements for further information.

Other expense, net
Other expense for the year ended December 31, 2020 includes a $37 million loss on the early extinguishment of debt, partially offset by $17 million of insurance proceeds and a $12 million gain on the sale of an equity investment.

INCOME TAXES AND DISCONTINUED OPERATIONS

Income taxes
The effective tax rate for 2020 includes a $12 million charge for the surrender of company owned life insurance policies, a $5 million benefit for the correction of tax balances in certain domestic and international tax jurisdictions, a $3 million benefit due to regulations enacted into law, a $2 million benefit for the carryback of net operating losses resulting from the CARES Act and a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible. See Note 15 to the Consolidated Financial Statements for further information.

Income from discontinued operations, net of tax
Discontinued operations includes the Software Solutions business sold in December 2019, with the exception of the software business in Australia, which closed in January 2020, and the Production Mail business sold in July 2018. Income from discontinued operations for the year ended December 31, 2020 primarily includes the net gain on the sale of the Australia software business. See Note 4 to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2020 we had cash, cash equivalents and short-term investments of $940 million, which includes $202 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	2020	2019 As Revised
Net cash provided by operating activities	$301,972	$267,883
Net cash (used in) provided by investing activities	(75,692)	457,550
Net cash used in financing activities	(235,371)	(670,299)
Effect of exchange rate changes on cash and cash equivalents	6,099	2,046
Change in cash and cash equivalents	$(2,992)	$57,180

Operating activities
Cash provided by operating activities of $302 million in 2020 increased $34 million compared to 2019. Cash flows from continuing operations increased $81 million over the prior year to $340 million primarily driven by the timing of working capital. This was partially offset by a decrease in cash flows from discontinued operations of $47 million primarily due to the settlement of taxes related to the gain on the sale of our Software Solutions business in 2020.
Investing activities
Cash of $76 million was used in investing activities in 2020 compared to cash provided by investing activities of $458 million in 2019. Cash flow from investing activities in 2019 includes $670 million from discontinued operations, primarily from proceeds of the sale of the Software Solutions business. Cash used in investing activities of continuing operations was $73 million compared to $213 million in 2019. The improvement was due to lower capital expenditures of $32 million due to the prioritization and delay of certain investments in light of COVID-19 and $58 million in proceeds from the surrender of company-owned life insurance policies ($46 million) and the sale of an equity investment ($12 million).
Financing activities
Cash used in financing activities was $235 million in 2020 compared to $670 million in 2019. The improvement in cash flow was primarily due to lower net debt repayments of $351 million and lower stock repurchases of $105 million, partially offset by $28 million of higher premium payments and fees associated with the early extinguishment of debt.

Debt and Capitalization
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

During 2020, we repaid $52 million of principal related to our term loans in accordance with the terms of these loans. In 2021, $63 million of our term loans is scheduled to mature.
We have a $500 million secured revolving credit facility that expires in November 2024 (the Credit Facility). The Credit Facility requires that we maintain a Consolidated Adjusted Total Leverage Ratio (as defined in the Credit Facility agreement) and a Consolidated Adjusted Interest Coverage Ratio (as defined in the Credit Facility agreement), and comply with certain other nonfinancial covenants. Compliance with covenants is determined at the end of each fiscal quarter. In the event of noncompliance with any of the covenants, borrowings under the Credit Facility, the 2024 Term Loan and the 2025 Term Loan (collectively, the Facilities) may be accelerated (subject to grace periods, as appropriate). For more information on our financial covenants refer to our exhibits. At December 31, 2020, we were in compliance with all covenants. In April 2020, we borrowed $100 million under the Credit Faciltiy and repaid this amount in September 2020. At December 31, 2020 and 2019, there were no outstanding borrowings under the Credit Facility.

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

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result of credit rating downgrades in November 2019 and May 2020, the interest rates on the October 2021 notes and April 2023 notes increased 0.25% in the fourth quarter of 2020. On February 10, 2021, Standard and Poor's downgraded our credit rating and the credit ratings of our secured and unsecured debt. As a result, the interest rates on the May 2022 notes and April 2023 notes will increase 0.25% after their next interest payment date. Further, on February 17, 2021, we announced that on February 22, 2021, we will redeem the October 2021 notes.

Interest rates on secured borrowings under the Facilities are determined based on LIBOR, which is expected to be phased out after 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Our credit documents include language to address the transition from LIBOR to an alternative rate; however, there are still many uncertainties about this transition and no assurances can be given that the transition to an alternate rate will not increase our cost of debt.

We have a total of $2.1 billion of debt maturing within the next five years. We fully expect to be able to fund these maturities with cash or by refinancing through the U.S. capital markets. However, our ability to access the U.S. capital markets is dependent upon our credit ratings and is subject to capital market volatility. Given our current credit rating, we may experience reduced flexibility and higher costs when we access the U.S. capital markets.

Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.

Contractual Obligations
The following table summarizes our known contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due in
	Total	2021	2022-2023	2024-2025	After 2025
Debt maturities	$2,610	$216	$630	$1,303	$461
Interest payments on debt (1)	966	132	217	106	511
Noncancelable operating lease obligations	280	52	79	58	91
Purchase obligations (2)	244	244	—	—	—
Pension plan contributions (3)	15	15	—	—	—
Retiree medical payments (4)	120	15	29	25	51
Total	$4,235	$674	$955	$1,492	$1,114

(1)Assumes interest rates in effect at December 31, 2020 and that all debt is held to maturity.
(2)Includes unrecorded agreements to purchase goods and services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(3)Represents the contributions we anticipate making to our pension plans during 2021. This amount is subject to change as we assess our funding alternatives throughout the year.
(4)Our retiree health benefit plans are unfunded plans and cash contributions are made to cover medical claims. The amounts reported in the above table represent our estimate of future payments.
The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 15 to the Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements
As of December, 31, 2020, we had approximately $37 million outstanding in letters of credit guarantees with financial institutions that are primarily issued as security for insurance, leases, customs and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Impairment review
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
Testing goodwill for impairment requires us to identify our reporting units and assign assets and liabilities, including goodwill, to each reporting unit. The fair value of a reporting unit is based on one or a combination of techniques, which include a discounted cash flow model, multiples of competitors, and/or multiples from sales of like businesses. To determine fair value using a discounted cash flow model, management's cash flow projections include significant judgements and assumptions relating to revenue growth rates, projected operating income and discount rate. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment for each reporting unit. Potential events and circumstances, such as the loss of a significant client, inability to acquire new clients, downward pressures on pricing or rising interest rates could materially impact the fair value determination of a reporting unit and potentially result in a non-cash impairment charge in future periods.
During the first quarter of 2020, the Global Ecommerce reporting unit experienced weaker than expected performance, due in part to the deteriorating macroeconomic conditions and uncertainty brought on by the COVID-19 pandemic, causing us to evaluate the Global Ecommerce goodwill for impairment. We determined that the estimated fair value of the Global Ecommerce reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million. During the fourth quarter of 2020, we performed our annual goodwill impairment test to assess the recoverability of the carrying value of goodwill. As a result of the annual test, we determined that the fair value of all reporting units exceeded their carrying values and no additional impairment charges were recorded.

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

Allowances for credit losses and doubtful accounts
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. We provide an allowance for probable credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook.
Total allowance for credit losses as a percentage of finance receivables was 3% at December 31, 2020 and 2% at December 31, 2019. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2020 would have reduced pre-tax income by $3 million.
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
The allowance for doubtful accounts as a percentage of trade accounts receivables was 5% at both December 31, 2020 and 2019. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2020 would have reduced pre-tax income by $1 million.

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
The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) and our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan) used in the determination of net periodic pension expense for 2020 was 3.35% and 1.90%, respectively. For 2021, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 2.55% and 1.30%, respectively. A 0.25% change in the discount rate would not materially impact annual pension expense for the U.S. Plan or the U.K. Plan. A 0.25% change in the discount rate would impact the projected benefit obligation of the U.S. Plan and U.K. Plan by $51 million and $31 million, respectively.
The expected rate of return on plan assets used in the determination of net periodic pension expense for 2020 was 6.25% for the U.S. Plan and 5.75% for the U.K. Plan. For 2021, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 5.60% and the U.K. Plan will be 4.75%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $3 million and the U.K. Plan by $1 million.
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

Residual value of leased assets
Equipment residual values are determined at the inception of the lease using estimates of the equipment's fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or a sales-type lease. Fair value estimates of equipment at the end of the lease term are based on historical renewal experience, used equipment markets, competition and technological changes.

We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Increases in estimated future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates and considered "other-than-temporary", pre-tax income would be $5 million lower.

Legal and Regulatory Matters
See Regulatory Matters in Item 1, Other Tax Matters in Note 15 to the Consolidated Financial Statements for regulatory matters regarding our tax returns and Note 16 to the Consolidated Financial Statements for information regarding our legal proceedings.

Foreign Currency Exchange
The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. During 2020, 12% of our consolidated revenue was from operations outside the United States and the translation of foreign currencies to the U.S. dollar did not have a material impact on revenues or operating results for the year ended December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency is to reduce the volatility in earnings and cash flows associated with fluctuations in foreign currency exchange rates on transactions denominated in foreign currencies. Accordingly, we enter into forward contracts, which are intended to offset the corresponding change in value of the underlying external and intercompany transactions. The principal currencies actively hedged are the British Pound, Canadian Dollar and the Euro.
We are also exposed to changes in interest rates. At December 31, 2020, 46% of our debt was variable rate obligations, compared to 14% in 2019. To mitigate our exposure to changing interest rates, we may enter into interest rate swap agreements to effectively convert a portion of our variable rate debt to fixed rate. The weighted average interest rate of variable debt at December 31, 2020 and 2019 was 4.5% and 3.6%, respectively. A one-percentage point change in the effective interest rate of our variable rate debt at December 31, 2020 would have reduced pre-tax income by $7 million.

We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks and do not enter into foreign currency or interest rate transactions for speculative purposes.
We utilize a "Value-at-Risk" (VaR) model to determine the potential loss in fair value from changes in market conditions. The VaR model utilizes a Monte Carlo simulation approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes our public debt, interest rate swaps and foreign exchange derivative contracts, but excludes anticipated transactions, firm commitments and accounts receivables and payables denominated in foreign currencies, which certain of these instruments are intended to hedge. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred, nor does it consider the potential effect of favorable changes in market factors.
During 2020 and 2019, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See "Index to Consolidated Financial Statements and Schedules" in this Form 10-K.

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
Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Under the direction of our CEO and CFO, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2020 under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) and concluded that the internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2020 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	12,814,365	$11.81	20,581,676
Equity compensation plans not approved by security holders	—	—	—
Total	12,814,365	$11.81	20,581,676

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)    Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed with the Commission on September 30, 2019 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4	Description of Registered Securities	Exhibit 4
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
4(e)	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between the Company and The Bank of New York Mellon, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 26, 2020 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Incorporated by reference to Exhibit 10(b.3) to Form 10-K filed with the Commission on February 20, 2015 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated February 4, 2019)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of February 4, 2019)	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(m)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(o)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Incorporated by reference to Exhibit 10(p) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(p)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
10(q)*	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the Commission on March 18, 2020 (Commission file number 1-3579)
10(r)	Credit Agreement, dated as of November 1, 2019 (the "Credit Agreement"), among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 5, 2019 (Commission file number 1-3579)
10(s)	First Incremental Facility Amendment, dated as of February 19, 2020, to the Credit Agreement, among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 20, 2020 (Commission file number 1-3579)
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of independent registered accounting firm	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
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

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2021        PITNEY BOWES INC.
    Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 19, 2021
/s/ Ana Maria Chadwick Ana Maria Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2021
/s/ Joseph R. Catapano Joseph R. Catapano	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 19, 2021
/s/ Anne M. Busquet Anne M. Busquet	Director	February 19, 2021
/s/ Robert M. Dutkowsky Robert M. Dutkowsky	Director	February 19, 2021
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 19, 2021
/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 19, 2021
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 19, 2021
/s/ Linda S. Sanford Linda S. Sanford	Director	February 19, 2021
/s/ David L. Shedlarz David L. Shedlarz	Director	February 19, 2021
/s/ Sheila A. Stamps Sheila A. Stamps	Director	February 19, 2021

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pitney Bowes Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial assets in 2020 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Global Ecommerce Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,152 million as of December 31, 2020, and the goodwill balance associated with the Global Ecommerce reporting unit was $411 million. Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill. During the first quarter of 2020, the Global Ecommerce reporting unit experienced weaker than expected performance, due in part to the deteriorating macroeconomic conditions and uncertainty brought on by COVID-19, causing management to evaluate the Global Ecommerce goodwill for impairment. As a result of the impairment test, management determined that the estimated fair value of the Global Ecommerce reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million. During the fourth quarter of 2020, management performed its annual goodwill impairment test to assess the recoverability of the carrying value of goodwill. As a result of the annual test, management determined that the fair value of the Global Ecommerce reporting unit exceeded its carrying value and therefore no further impairment was recorded. The fair value of the Global Ecommerce reporting unit was estimated by management using a discounted cash flow model. Management's cash flow projections included judgments and assumptions relating to revenue growth rates, projected operating income, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Global Ecommerce reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected operating income, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Global Ecommerce reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, projected operating income, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 19, 2021

We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Business services	$2,191,306	$1,710,801	$1,566,470
Support services	473,292	506,187	552,472
Financing	341,034	368,090	394,557
Equipment sales	314,882	352,104	395,652
Supplies	159,282	187,287	218,304
Rentals	74,279	80,656	84,067
Total revenue	3,554,075	3,205,125	3,211,522
Costs and expenses:
Cost of business services	1,904,078	1,389,569	1,233,105
Cost of support services	149,988	162,300	178,495
Financing interest expense	48,162	44,648	44,376
Cost of equipment sales	236,716	244,210	236,160
Cost of supplies	41,679	49,882	60,960
Cost of rentals	25,600	31,530	37,178
Selling, general and administrative	963,323	1,003,989	1,002,935
Research and development	38,384	51,258	58,523
Restructuring charges and asset impairments	20,712	69,606	25,899
Goodwill impairment	198,169	—	—
Interest expense, net	105,753	110,910	115,381
Other components of net pension and postretirement (income) cost	(1,708)	(4,225)	22,425
Other expense, net	8,151	24,306	7,964
Total costs and expenses	3,739,007	3,177,983	3,023,401
(Loss) income from continuing operations before income taxes	(184,932)	27,142	188,121
Provision (benefit) for income taxes	6,727	(13,007)	6,416
(Loss) income from continuing operations	(191,659)	40,149	181,705
Income from discontinued operations, net of tax	10,115	154,460	60,106
Net (loss) income	$(181,544)	$194,609	$241,811
Basic (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(1.12)	$0.23	$0.97
Discontinued operations	0.06	0.88	0.32
Net (loss) income	$(1.06)	$1.10	$1.29
Diluted (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(1.12)	$0.23	$0.96
Discontinued operations	0.06	0.87	0.32
Net (loss) income	$(1.06)	$1.10	$1.28
(1)The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(181,544)	$194,609	$241,811
Other comprehensive income (loss), net of tax:
Foreign currency translations, net of tax of $2,374, $3,071 and $(4,992), respectively	37,252	75,319	(52,299)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(583), $49 and $232, respectively	(1,748)	146	684
Net unrealized (loss) gain on available for sale securities, net of tax of $(816), $1,970 and $(1,545), respectively	(2,447)	5,910	(5,002)
Adjustments to pension and postretirement plans, net of tax of $(20,440), $(1,270) and $(13,508), respectively	(70,623)	(845)	(46,170)
Amortization of pension and postretirement costs, net of tax of $11,930, $9,497 and $21,675, respectively	38,578	28,288	64,999
Other comprehensive income (loss), net of tax	1,012	108,818	(37,788)
Comprehensive (loss) income	$(180,532)	$303,427	$204,023

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$921,450	$924,442
Short-term investments (includes $18,974 and $35,879, respectively, reported at fair value)	18,974	115,879
Accounts and other receivables (net of allowance of $18,899 and $17,830 respectively)	389,240	373,471
Short-term finance receivables (net of allowance of $18,012 and $12,556, respectively)	568,050	629,643
Inventories	65,845	68,251
Current income taxes	23,219	5,565
Other current assets and prepayments	120,145	101,601
Assets of discontinued operations	—	17,229
Total current assets	2,106,923	2,236,081
Property, plant and equipment, net	391,280	376,177
Rental property and equipment, net	38,435	41,225
Long-term finance receivables (net of allowance of $17,857 and $7,095, respectively)	605,292	625,487
Goodwill	1,152,285	1,324,179
Intangible assets, net	159,839	190,640
Operating lease assets	201,916	200,752
Noncurrent income taxes	72,653	71,903
Other assets (includes $355,799 and $230,442, respectively, reported at fair value)	491,514	400,456
Total assets	$5,220,137	$5,466,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$880,616	$793,690
Customer deposits at the Bank	617,200	591,118
Current operating lease liabilities	39,182	36,060
Current portion of long-term debt	216,032	20,108
Advance billings	114,550	101,920
Current income taxes	2,880	17,083
Liabilities of discontinued operations	—	9,713
Total current liabilities	1,870,460	1,569,692
Long-term debt	2,348,361	2,719,614
Deferred taxes on income	279,451	274,435
Tax uncertainties and other income tax liabilities	38,163	38,834
Noncurrent operating lease liabilities	180,292	177,711
Other noncurrent liabilities	437,015	400,518
Total liabilities	5,153,742	5,180,804

Commitments and contingencies (See Note 16)

Stockholders' equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	68,502	98,748
Retained earnings	5,201,195	5,438,930
Accumulated other comprehensive loss	(839,131)	(840,143)
Treasury stock, at cost (151,362,724 and 152,888,969 shares, respectively)	(4,687,509)	(4,734,777)
Total stockholders’ equity	66,395	286,096
Total liabilities and stockholders’ equity	$5,220,137	$5,466,900

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(181,544)	$194,609	$241,811
Income from discontinued operations, net of tax	(10,115)	(154,460)	(60,106)
Restructuring payments	(20,014)	(27,148)	(52,730)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	160,625	159,142	148,464
Allowance for credit losses	42,193	28,488	26,370
Stock-based compensation	17,476	23,149	21,042
Restructuring charges and asset impairments	20,712	69,606	25,899
Amortization of debt fees	10,871	10,482	6,771
Goodwill impairment	198,169	—	—
Loss on extinguishment of debt	36,987	6,623	7,964
Gain on sale of investments	(21,969)	—	—
Loss on sale of businesses	—	17,683	—
Pension plan settlement	—	—	31,329
Deferred tax provision	14,885	4,931	64,065
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Increase in accounts and other receivables	(47,236)	(8,027)	(53,801)
Decrease in finance receivables	70,505	29,171	38,453
Decrease (increase) in inventories	3,145	(5,588)	(1,441)
Increase in other current assets and prepayments	(19,581)	(27,096)	(9,881)
Increase (decrease) in accounts payable and accrued liabilities	94,851	22,081	(4,368)
Increase (decrease) in current and noncurrent income taxes	8,622	(40,119)	(28,127)
Increase (decrease) in advance billings	11,009	(10,361)	(19,802)
Decrease in pension and retiree medical liabilities	(36,009)	(37,469)	(40,941)
Other, net	(13,698)	2,914	11,597
Net cash provided by operating activities: continuing operations	339,884	258,611	352,568
Net cash (used in) provided by operating activities: discontinued operations	(37,912)	9,272	(7,916)
Net cash provided by operating activities	301,972	267,883	344,652
Cash flows from investing activities:
Capital expenditures	(104,987)	(137,253)	(137,810)
Purchases of investment securities	(596,841)	(137,194)	(82,153)
Proceeds from sales/maturities of investment securities	576,536	108,548	175,866
Net investment in loan receivables	(4,174)	(15,676)	(1,773)
Acquisitions, net of cash acquired	(6,608)	(22,100)	(10,484)
Sale of other investments	58,248	—	—
Other investing activities	4,636	(8,905)	8,168
Net cash used in investing activities: continuing operations	(73,190)	(212,580)	(48,186)
Net cash (used in) provided by investing activities: discontinued operations	(2,502)	670,130	334,532
Net cash (used in) provided by investing activities	(75,692)	457,550	286,346
Cash flows from financing activities:
Proceeds from issuance of long-term debt	916,544	389,986	—
Principal payments of long-term debt	(1,105,650)	(930,189)	(570,180)
Premiums and fees to extinguish debt	(32,645)	(4,704)	(6,575)
Dividends paid to stockholders	(34,291)	(35,361)	(140,498)
Increase in customer deposits at the Bank	26,082	16,341	21,008
Common stock repurchases	—	(105,000)	—
Other financing activities	(5,411)	(1,372)	(49,166)
Net cash used in financing activities	(235,371)	(670,299)	(745,411)
Effect of exchange rate changes on cash and cash equivalents	6,099	2,046	(25,381)
(Decrease) increase in cash and cash equivalents	(2,992)	57,180	(139,794)
Cash and cash equivalents at beginning of period	924,442	867,262	1,009,021
Cash and cash equivalents at end of period	921,450	924,442	869,227
Less cash and cash equivalents of discontinued operations	—	—	1,965
Cash and cash equivalents of continuing operations at end of period	$921,450	$924,442	$867,262

Cash interest paid	$151,857	$157,709	$171,120
Cash income tax payments, net of refunds	$20,185	$27,109	$25,906
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2017	$1	$441	$323,338	$138,367	$5,074,343	$(794,940)	$(4,710,997)	$30,553
Cumulative effect of accounting changes	—	—	—	—	104,026	(116,233)	—	(12,207)
Net income	—	—	—	—	241,811	—	—	241,811
Other comprehensive loss	—	—	—	—	—	(37,788)	—	(37,788)
Cash dividends
Common ($0.75 per share)	—	—	—	—	(140,466)	—	—	(140,466)
Preference	—	—	—	—	(32)	—	—	(32)
Issuances of common stock	—	—	—	(37,030)	—	—	35,959	(1,071)
Conversions to common stock	—	(45)	—	(904)	—	—	949	—
Stock-based compensation	—	—	—	21,042	—	—	—	21,042
Balance at December 31, 2018	1	396	323,338	121,475	5,279,682	(948,961)	(4,674,089)	101,842
Net income	—	—	—	—	194,609	—	—	194,609
Other comprehensive income	—	—	—	—	—	108,818	—	108,818
Cash dividends
Common ($0.20 per share)	—	—	—	—	(35,353)	—	—	(35,353)
Preference	—	—	—	—	(8)	—	—	(8)
Issuances of common stock	—	—	—	(43,062)	—	—	41,378	(1,684)
Conversions to common stock	—	(130)	—	(2,804)	—	—	2,934	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation	—	—	—	23,149	—	—	—	23,149
Repurchase of common stock	—	—	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2019	—	—	323,338	98,748	5,438,930	(840,143)	(4,734,777)	286,096
Cumulative effect of accounting changes	—	—	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	—	—	(181,544)	—	—	(181,544)
Other comprehensive income	—	—	—	—	—	1,012	—	1,012
Dividends ($0.20 per share)	—	—	—	—	(34,291)	—	—	(34,291)
Issuances of common stock	—	—	—	(47,722)	—	—	47,268	(454)
Stock-based compensation	—	—	—	17,476	—	—	—	17,476
Balance at December 31, 2020	$—	$—	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395

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
In the fourth quarter 2020, we determined that based on their nature, certain cash flows from loan receivables classified as cash flows from operating activities should have been classified as investments in loan receivables within cash flows from investing activities. It was also determined that certain investment purchases and maturities that were previously reported on a net basis in 2019 and 2018 should have been reported on a gross basis. Finally, previously reported cash flows from investing activities resulting from changes in customer deposits at the Pitney Bowes Bank (the Bank) have been adjusted to be reported as cash flows from financing activities. We have determined that these adjustments were not material to the previously issued financial statements. The net impact of these changes to our previously reported Consolidated Statements of Cash Flows on the years ended December 31, 2019 and 2018 is shown below. The impact on our previously issued interim Condensed Consolidated Statements of Cash Flows for each of the year-to-date interim periods in 2020 is presented in Note 21 and will be revised in our 2021 Form 10-Q filings.

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	Reclass	As Revised and Reclassified
Cash flows from operating activities
Allowance for credit losses	$—	$—	$28,488	$28,488
Changes in accounts and other receivables	$8,318	$—	$(16,345)	$(8,027)
Changes in finance receivables	$25,638	$15,676	$(12,143)	$29,171
Net cash from operating activities: continuing operations	$242,935	$15,676	$—	$258,611
Net cash from operating activities	$252,207	$15,676	$—	$267,883

Cash flows from investing activities
Purchases of investment securities	$(57,194)	$(80,000)	$—	$(137,194)
Proceeds from sales/maturities of investment securities	$108,548	$—	$—	$108,548
Net change in short-term and other investing activities	$(78,814)	$78,814	$—	$—
Net investment in loan receivables	$—	$(15,676)	$—	$(15,676)
Customer deposits at the Bank	$16,341	$(16,341)	$—	$—
Other investing activities	$(10,091)	$1,186	$—	$(8,905)
Net cash from investing activities: continuing operations	$(180,563)	$(32,017)	$—	$(212,580)
Net cash from investing activities	$489,567	$(32,017)	$—	$457,550

Cash flows from financing activities
Customer deposits at the Bank	$—	$16,341	$—	$16,341
Net cash from financing activities	$(686,640)	$16,341	$—	$(670,299)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	Reclass	As Revised and Reclassified
Cash flows from operating activities
Allowance for credit losses	$—	$—	$26,370	$26,370
Changes in accounts and other receivables	$(44,031)	$—	$(9,770)	$(53,801)
Changes in finance receivables	$53,280	$1,773	$(16,600)	$38,453
Net cash from operating activities: continuing operations	$350,795	$1,773	$—	$352,568
Net cash from operating activities	$342,879	$1,773	$—	$344,652

Cash flows from investing activities
Purchases of investment securities	$(81,527)	$(626)	$—	$(82,153)
Proceeds from sales/maturities of investment securities	$175,820	$46	$—	$175,866
Net change in short-term and other investing activities	$11,838	$(11,838)	$—	$—
Net investment in loan receivables	$—	$(1,773)	$—	$(1,773)
Customer deposits at the Bank	$21,008	$(21,008)	$—	$—
Other investing activities	$(4,250)	$12,418	$—	$8,168
Net cash from investing activities: continuing operations	$(25,405)	$(22,781)	$—	$(48,186)
Net cash from investing activities	$309,127	$(22,781)	$—	$286,346

Cash flows from financing activities
Customer deposits at the Bank	$—	$21,008	$—	$21,008
Net cash from financing activities	$(766,419)	$21,008	$—	$(745,411)

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
We assessed certain accounting matters that require the use of estimates, assumptions and consideration of forecasted financial information in context with the known and projected future impacts of COVID-19. The most significant impacts were to our allowance for credit losses (see Accounting Pronouncements Adopted in 2020 below) and the carrying value of goodwill (see Note 9). Actual results could differ significantly from our estimates and assumptions, possibly resulting in additional impairments or other charges.

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
Accounts receivable are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible, or when they are 365 days past due, if sooner. We believe that our accounts receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for doubtful accounts and adjust as necessary.
At December 31, 2019, accounts and other receivables included $24 million recognized in connection with the sale of certain operations in six smaller international markets. As a result of ongoing negotiations, approximately $17 million of this receivable was reclassified to other assets at December 31, 2020.

Finance Receivables and Allowance for Credit Losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. Sales-type lease receivables and secured loans are financing options to clients for Pitney Bowes equipment or leasing of other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loan receivables comprise revolving credit lines offered to our clients for postage and supplies and working capital purposes. These revolving credit lines are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the annual period covered and client acquisition costs are expensed as incurred.
We provide an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, reasonable and supportable forecasts and current economic outlook. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.
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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis, the first-in, first-out (FIFO) basis or average cost. At both December 31, 2020 and 2019, approximately 60% of inventories was determined on the LIFO basis.

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

Deferred Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to sales commissions on multi-year equipment and Global Ecommerce contracts. and are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Unamortized deferred costs at December 31, 2020 and December 31, 2019, included in other assets, were $40 million and $26 million, respectively. Amortization expense for these costs for the years ended December 31, 2020, 2019 and 2018 was $10 million, $7 million and $9 million, respectively.

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or noncancelable lease of equipment, meter services and an equipment maintenance agreement. We determine whether each product and service within the contract should be treated as a separate performance obligation (unit of accounting) for revenue recognition purposes. For contracts that include multiple performance obligations, the transaction price is allocated based on relative standalone selling prices (SSP) which are a range of selling prices that we would sell a product or service to a customer on a separate basis. SSP are established for each performance obligation at the inception of the contract and can be observable prices or estimated. The allocation of the transaction price to the various performance obligations impacts the timing of revenue recognition, but does not change the total revenue recognized. More specifically, revenue related to our offerings is recognized as follows:

Business services
Business services includes providing mail processing services, shipping subscription solutions, fulfillment, delivery and return services and cross-border solutions. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period. Revenue for mail processing services, fulfillment, delivery and return services and cross-border solutions is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. We review third party relationships and record revenue on a gross basis when we act as a principal in a transaction and on a net basis when we act as an agent between a client and vendor. In determining whether we are acting as principal or agent, we consider several factors such as whether we are the primary obligor to the client, have control over pricing or have inventory risk.

Support services
Support services revenue includes revenue from maintenance, professional and subscription services for our mailing equipment and professional services for our digital delivery services. Revenue is allocated to these services using selling prices charged in standalone replacement and renewal transactions. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.

Financing
We provide financing for our products primarily through sales-type leases and revolving lines of credit for the purchase of postage and supplies. Financing revenue also includes finance income, late fees and investment income, gains and losses at the Bank. We record financing income over the lease term using the effective interest method. Financing revenue also includes amounts related to sales-type leases that customers have extended or renewed for an additional term. Revenue for these contracts is recognized over the term of the modified lease using the effective interest method. We believe that our sales-type lease portfolio contains only normal collection risk.
Equipment residual values are determined at the inception of the lease using management's best estimate of fair value at the end of the lease term. Fair value estimates are determined based on historical renewal experience, used equipment markets, competition and technological changes. We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Increases in estimated future residual values are not recognized until the equipment is remarketed.

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

Supplies
Supplies revenue is recognized upon delivery.

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

Shipping and Handling
Shipping and handling costs are recognized as costs of revenue as incurred.

Research and Development Costs
Research and development costs include engineering costs related to research and development activities and are expensed as incurred.

Restructuring Charges
Costs associated with restructuring actions primarily include employee severance and other separation costs. These costs are recognized when a liability is incurred, which is generally upon communication to the affected employees, and the amount to be paid is both probable and reasonably estimable. Severance accruals are based on company policy, historical experience and negotiated settlements.

Stock-based Compensation
We primarily issue restricted stock units, non-qualified stock options and performance stock units under our stock award plans. Compensation expense for stock-based awards is measured based on the estimated fair value of the awards expected to vest and recognized ratably over the requisite service period. The fair value of restricted stock units is estimated based on the fair value of our common stock on the grant date, less the present value of expected dividends. The fair value of non-qualified stock options is determined using the Black-Scholes valuation model and fair value of performance stock units is determined using the Monte Carlo simulation model. We believe that these valuation techniques and the underlying assumptions are appropriate in estimating the fair value of stock awards. Stock-based compensation expense is recognized primarily in selling, general and administrative expense. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

Impairment Review
Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset is compared to the asset's carrying value. The fair value of the asset is determined using probability weighted expected cash flow estimates, derived from our long-term business plans and historical experience, quoted market prices when available and appraisals, as appropriate. If the estimated undiscounted cash flows are less than the asset's carrying value, an impairment charge is recorded to reduce the assets carrying value to its fair value.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than the carrying value an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill.

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
Derivative instruments are measured at fair value and reported as assets and liabilities on the consolidated balance sheets, as applicable. The accounting for changes in fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge. To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.
The use of derivative instruments exposes us to counterparty credit risk. To mitigate such risks, we only enter into agreements with financial institutions that meet stringent credit requirements. We regularly review our credit exposure and the creditworthiness of our counterparties. We have not seen a material change in the creditworthiness of our derivative counterparties.

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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the year plus the dilutive effect of common stock equivalents.

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

New Accounting Pronouncements
New Accounting Pronouncements - Standards Adopted in 2020
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. The ASU applies to financial assets measured at amortized cost, including finance receivables, trade and other receivables and investments in debt securities classified as available-for-sale and held-to-maturity. The ASU replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The models to estimate credit losses are required to be based on historical loss experience, current conditions, reasonable and supportable forecasts and current economic outlook. The impact of COVID-19 on

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
global businesses and economies resulted in an increased probability of recessionary conditions, delinquency rates and business bankruptcy.
We adopted this standard using the modified retrospective transition approach with a cumulative effect adjustment to retained earnings. The adoption of the standard resulted in an increase in the allowance for credit losses on accounts receivable of $15 million and the allowance for credit losses on finance receivables of $10 million and a net reduction to retained earnings of $22 million. The adoption of the standard did not have a material impact on our available-for-sale investment portfolio.

New Accounting Pronouncements - Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. The standard will be adopted effective January 1, 2021 and will not have a material impact on our consolidated financial statements.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2. Revenue

Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Year Ended December 31, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,618,897	$521,212	$51,197	$2,191,306	$—	$2,191,306
Support services	—	—	473,292	473,292	—	473,292
Financing	—	—	—	—	341,034	341,034
Equipment sales	—	—	74,660	74,660	240,222	314,882
Supplies	—	—	159,282	159,282	—	159,282
Rentals	—	—	—	—	74,279	74,279
Subtotal	1,618,897	521,212	758,431	2,898,540	$655,535	$3,554,075

Revenue from leasing transactions and financing
Financing	—	—	341,034	341,034
Equipment sales	—	—	240,222	240,222
Rentals	—	—	74,279	74,279
Total revenue	$1,618,897	$521,212	$1,413,966	$3,554,075

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$293,648	$293,648
Products/services transferred over time	1,618,897	521,212	464,783	2,604,892
Total	$1,618,897	$521,212	$758,431	$2,898,540

	Year Ended December 31, 2019
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,151,510	$529,588	$29,703	$1,710,801	$—	$1,710,801
Support services	—	—	506,187	506,187	—	506,187
Financing	—	—	—	—	368,090	368,090
Equipment sales	—	—	80,562	80,562	271,542	352,104
Supplies	—	—	187,287	187,287	—	187,287
Rentals	—	—	—	—	80,656	80,656
Subtotal	1,151,510	529,588	803,739	2,484,837	$720,288	$3,205,125

Revenue from leasing transactions and financing
Financing	—	—	368,090	368,090
Equipment sales	—	—	271,542	271,542
Rentals	—	—	80,656	80,656
Total revenue	$1,151,510	$529,588	$1,524,027	$3,205,125

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$334,046	$334,046
Products/services transferred over time	1,151,510	529,588	469,693	2,150,791
Total	$1,151,510	$529,588	$803,739	$2,484,837

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
Our performance obligations for revenue from products and services are as follows:
Business services includes providing mail processing services, shipping subscription solutions, fulfillment, delivery and return services and cross-border solutions. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period. Revenue for mail processing services, fulfillment, delivery and return services and cross-border solutions is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services range from one to five years followed by annual renewal periods.
Support services includes providing maintenance, professional and subscription services for our mailing equipment and professional services for our digital delivery services. Contract terms range from one to five years, depending on the term of the lease contract for the related equipment. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Equipment sales generally includes the sale of mailing and shipping equipment, excluding sales-type leases. We recognize revenue upon delivery for self-install equipment and upon acceptance or installation for other equipment. We provide a warranty that the equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Supplies revenue is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Bank.

Advance Billings from Contracts with Customers

	Balance Sheet Location	December 31, 2020	December 31, 2019	Increase/ (decrease)
Advance billings, current	Advance billings	$106,498	$92,464	$14,034
Advance billings, noncurrent	Other noncurrent liabilities	$1,277	$1,245	$32

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $92 million of advance billings at the beginning of the period. Advance billings, current at December 31, 2020 and 2019 also includes $8 million and $9 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	2021	2022	2023-2025	Total
SendTech Solutions	$278,159	$210,656	$226,267	$715,082

The table above does not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

3. Segment Information
Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. Global Ecommerce and Presort Services comprise the Commerce Services reporting group. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.
Presort Services: Includes the revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Bound and Packet Mail (Marketing Mail Flats and Bound Printed Matter) for postal worksharing discounts.
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

	Revenue
	Years Ended December 31,
	2020	2019	2018
Global Ecommerce	$1,618,897	$1,151,510	$1,022,862
Presort Services	521,212	529,588	515,795
Commerce Services	2,140,109	1,681,098	1,538,657
SendTech Solutions	1,413,966	1,524,027	1,672,865
Total revenue	$3,554,075	$3,205,125	$3,211,522

Geographic data:
United States	$3,112,285	$2,745,928	$2,679,300
Outside United States	441,790	459,197	532,222
Total revenue	$3,554,075	$3,205,125	$3,211,522

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	EBIT
	Years Ended December 31,
	2020	2019	2018
Global Ecommerce	$(82,894)	$(70,146)	$(32,379)
Presort Services	55,799	70,693	73,768
Commerce Services	(27,095)	547	41,389
SendTech Solutions	441,085	490,322	558,959
Total segment EBIT	413,990	490,869	600,348
Reconciling items:
Interest, net	(153,915)	(155,558)	(159,757)
Unallocated corporate expenses	(200,406)	(211,529)	(185,919)
Restructuring charges and asset impairments	(20,712)	(69,606)	(25,899)
Goodwill impairment	(198,169)	—	—
Loss on extinguishment of debt	(36,987)	(6,623)	(7,964)
Gain on sale of equity investment	11,908	—	—
Pension settlement	—	—	(31,329)
Loss on sale of businesses	—	(17,683)	—
Transaction costs	(641)	(2,728)	(1,359)
(Provision) benefit for income taxes	(6,727)	13,007	(6,416)
(Loss) income from continuing operations	(191,659)	40,149	181,705
Income from discontinued operations, net of tax	10,115	154,460	60,106
Net (loss) income	$(181,544)	$194,609	$241,811
During the year ended December 31, 2020, we received insurance proceeds of $17 million related to the October 2019 malware attack, a portion of which has been recorded to the business segments and reflected in segment EBIT.

	Depreciation and amortization
	Years Ended December 31,
	2020	2019	2018
Global Ecommerce	$69,676	$68,385	$61,046
Presort Services	31,769	29,440	26,838
Commerce Services	101,445	97,825	87,884
SendTech Solutions	34,316	39,758	39,104
Total for reportable segments	135,761	137,583	126,988
Corporate	24,864	21,559	21,476
Total depreciation and amortization	$160,625	$159,142	$148,464

	Capital expenditures
	Years Ended December 31,
	2020	2019	2018
Global Ecommerce	$46,427	$53,374	$46,073
Presort Services	15,795	27,394	42,531
Commerce Services	62,222	80,768	88,604
SendTech Solutions	28,823	32,276	24,648
Total for reportable segments	91,045	113,044	113,252
Corporate	13,942	24,209	24,558
Total capital expenditures	$104,987	$137,253	$137,810

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Assets
	December 31,
	2020	2019	2018
Global Ecommerce	$994,554	$1,102,313	$1,023,732
Presort Services	523,690	524,817	431,512
Commerce Services	1,518,244	1,627,130	1,455,244
SendTech Solutions	2,065,393	2,152,734	2,325,797
Total for reportable segments	3,583,637	3,779,864	3,781,041
Cash and cash equivalents	921,450	924,442	867,262
Short-term investments	18,974	115,879	59,391
Assets of discontinued operations	—	17,229	602,823
Long-term investments	364,212	238,882	269,374
Other corporate assets	331,864	390,604	358,528
Consolidated assets	$5,220,137	$5,466,900	$5,938,419

Identifiable long-lived assets:
United States	$613,990	$596,694	$577,260
Outside United States	17,641	21,460	20,023
Total	$631,631	$618,154	$597,283

4. Discontinued Operations
Discontinued operations includes the operating results of the Software Solutions business, sold in 2019 (except for the software business in Australia, which closed in January 2020), and the Production Mail business, sold in 2018. Assets of discontinued operations and liabilities of discontinued operations at December 31, 2019 includes the assets and liabilities of the software business in Australia.
Selected financial information of discontinued operations is as follows:

	Year Ended December 31, 2020
	Software Solutions	Production Mail	Total
Gain (loss) on sale	$7,972	$(167)	$7,805
Tax benefit			(2,310)
Income from discontinued operations, net of tax			$10,115

	Year Ended December 31, 2019
	Software Solutions	Production Mail	Total
Revenue	$272,565	$—	$272,565

Earnings (loss) from discontinued operations	$22,160	$(663)	$21,497
Gain (loss) on sale	195,957	(14,644)	181,313
Income (loss) from discontinued operations before taxes	$218,117	$(15,307)	202,810
Tax provision			48,350
Income from discontinued operations, net of tax			$154,460

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

	Years Ended December 31,
	2020	2019	2018
Numerator:
(Loss) income from continuing operations	$(191,659)	$40,149	$181,705
Income from discontinued operations, net of tax	10,115	154,460	60,106
Net (loss) income (numerator for diluted EPS)	(181,544)	194,609	241,811
Less: Preference stock dividend	—	8	32
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(181,544)	$194,601	$241,779
Denominator:
Weighted-average shares used in basic EPS	171,519	176,251	187,277
Dilutive effect of common stock equivalents (1)	—	1,198	1,105
Weighted-average shares used in diluted EPS	171,519	177,449	188,382
Basic (loss) earnings per share:
Continuing operations	$(1.12)	$0.23	$0.97
Discontinued operations	0.06	0.88	0.32
Net (loss) income	$(1.06)	$1.10	$1.29
Diluted (loss) earnings per share:
Continuing operations	$(1.12)	$0.23	$0.96
Discontinued operations	0.06	0.87	0.32
Net (loss) income	$(1.06)	$1.10	$1.28

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	11,626	15,751	12,089

(1) Due to the net loss for the year ended December 31, 2020, common stock equivalents of 2,483 shares were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
6. Inventories
Inventories consisted of the following:

	December 31,
	2020	2019
Raw materials	$16,570	$13,514
Supplies and service parts	24,061	21,840
Finished products	30,849	36,969
Inventory at FIFO cost, net	71,480	72,323
Excess of FIFO cost over LIFO cost	(5,635)	(4,072)
Total inventory, net	$65,845	$68,251

7. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables consisted of the following:

	December 31, 2020			December 31, 2019
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$994,985	$211,944	$1,206,929	$1,055,852	$224,202	$1,280,054
Unguaranteed residual values	36,405	12,140	48,545	41,934	11,789	53,723
Unearned income	(275,359)	(61,686)	(337,045)	(319,281)	(65,888)	(385,169)
Allowance for credit losses	(22,917)	(6,006)	(28,923)	(10,920)	(2,085)	(13,005)
Net investment in sales-type lease receivables	733,114	156,392	889,506	767,585	168,018	935,603
Loan receivables
Loan receivables	268,690	22,092	290,782	298,247	27,926	326,173
Allowance for credit losses	(6,484)	(462)	(6,946)	(5,906)	(740)	(6,646)
Net investment in loan receivables	262,206	21,630	283,836	292,341	27,186	319,527
Net investment in finance receivables	$995,320	$178,022	$1,173,342	$1,059,926	$195,204	$1,255,130

Maturities of finance receivables at December 31, 2020 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
2021	$397,662	$82,625	$480,287	$228,274	$22,092	$250,366
2022	287,397	60,501	347,898	14,455	—	14,455
2023	185,401	38,753	224,154	8,584	—	8,584
2024	92,183	20,607	112,790	8,420	—	8,420
2025	30,488	7,661	38,149	7,903	—	7,903
Thereafter	1,854	1,797	3,651	1,054	—	1,054
Total	$994,985	$211,944	$1,206,929	$268,690	$22,092	$290,782

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Allowance for Credit Losses
Activity in the allowance for credit losses on finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2017	$7,721	$2,794	$7,098	$1,020	$18,633
Amounts charged to expense	7,928	1,315	6,825	532	16,600
Write-offs	(5,753)	(1,909)	(14,467)	(733)	(22,862)
Recoveries	1,572	285	7,349	15	9,221
Other	(1,215)	(130)	(28)	3	(1,370)
Balance at December 31, 2018	10,253	2,355	6,777	837	20,222
Amounts charged to expense	5,672	1,157	4,746	569	12,144
Write-offs	(6,971)	(1,505)	(8,971)	(849)	(18,296)
Recoveries	1,717	181	3,519	9	5,426
Other	249	(103)	(165)	174	155
Balance at December 31, 2019	10,920	2,085	5,906	740	19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	10,789	2,902	8,158	555	22,404
Write-offs	(7,609)	(1,068)	(9,955)	(551)	(19,183)
Recoveries	2,070	194	3,474	4	5,742
Other	(2,524)	143	17	116	(2,248)
Balance at December 31, 2020	$22,917	$6,006	$6,484	$462	$35,869

Aging of Receivables
The aging of gross finance receivables was as follows:

	December 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$972,266	$208,968	$264,484	$21,932	$1,467,650
Past due amounts > 90 days	22,719	2,976	4,206	160	30,061
Total	$994,985	$211,944	$268,690	$22,092	$1,497,711
Past due amounts > 90 days
Still accruing interest	$5,128	$463	$1,797	$59	$7,447
Not accruing interest	17,591	2,513	2,409	101	22,614
Total	$22,719	$2,976	$4,206	$160	$30,061

	December 31, 2019
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$1,032,912	$220,819	$294,001	$27,697	$1,575,429
Past due amounts > 90 days	22,940	3,383	4,246	229	30,798
Total	$1,055,852	$224,202	$298,247	$27,926	$1,606,227
Past due amounts > 90 days
Still accruing interest	$4,835	$1,081	$2,094	$121	$8,131
Not accruing interest	18,105	2,302	2,152	108	22,667
Total	$22,940	$3,383	$4,246	$229	$30,798

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, and a detailed manual review of their financial condition and payment history or an automated process for certain small dollar applications. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated appropriately, and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. The relative scores are determined based on several factors, including financial information, payment history, company type and ownership structure. Certain accounts are not scored; however, absence of a score is not indicative of poor credit quality. The degree of risk (low, medium, high), refers to the relative risk that an account may become delinquent in the next 12 months.
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

The table below shows the gross finance receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class.

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$256,573	$228,344	$165,244	$87,346	$30,518	$12,249	$192,971	$973,245
Medium	50,785	49,946	37,168	21,388	6,470	2,375	61,625	229,757
High	6,182	5,396	3,782	1,974	1,051	143	4,518	23,046
Not Scored	80,854	77,362	48,704	24,291	7,813	971	31,668	271,663
Total	$394,394	$361,048	$254,898	$134,999	$45,852	$15,738	$290,782	$1,497,711

The majority of the Not Scored amounts above is within our International portfolio. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, given that it is a localized process, and there is no single credit score model that covers all countries. Approximately 80% of credit applications are approved or denied through an automated review process. All other credit applications are manually reviewed by obtaining client financial information, credit reports and other available financial information.

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Years Ended December 31,
	2020	2019	2018
Profit recognized at commencement	$117,359	$146,923	$173,060
Interest income	206,517	229,719	245,751
Total lease income from sales-type leases	$323,876	$376,642	$418,811

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

2021	$35,275
2022	13,780
2023	10,815
2024	3,911
2025	744
Total	$64,525

8. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2020	2019
Land	$9,333	$9,333
Machinery and equipment	617,748	606,420
Capitalized software	443,400	410,171
Buildings and improvements	203,788	191,108
	1,274,269	1,217,032
Accumulated depreciation	(882,989)	(840,855)
Property, plant and equipment, net	$391,280	$376,177

Rental property and equipment	$145,954	$151,195
Accumulated depreciation	(107,519)	(109,970)
Rental property and equipment, net	$38,435	$41,225

Depreciation expense was $127 million, $123 million and $110 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,199	$(115,010)	$153,189	$265,665	$(88,550)	$177,115
Software & technology	19,000	(12,350)	6,650	31,600	(19,999)	11,601
Trademarks & other	—	—	—	13,324	(11,400)	1,924
Total intangible assets, net	$287,199	$(127,360)	$159,839	$310,589	$(119,949)	$190,640

Amortization expense was $33 million, $36 million and $39 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Future amortization expense for intangible assets at December 31, 2020 is as follows:

2021	$30,295
2022	29,315
2023	26,465
2024	26,465
2025	19,805
Thereafter	27,494
Total	$159,839
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill
Changes in the carrying amount of goodwill by reporting segment are shown in the tables below.

	December 31, 2019	Acquisitions	Impairment	FX Impact	December 31, 2020
Global Ecommerce	$609,431	$—	$(198,169)	$—	$411,262
Presort Services	212,529	8,463	—	—	220,992
Commerce Services	821,960	8,463	(198,169)	—	632,254
SendTech Solutions	502,219	—	—	17,812	520,031
Total goodwill	$1,324,179	$8,463	$(198,169)	$17,812	$1,152,285

	December 31, 2018	Acquisitions/dispositions	FX Impact	December 31, 2019
Global Ecommerce	$609,431	$—	$—	$609,431
Presort Services	207,465	5,064	—	212,529
Commerce Services	816,896	5,064	—	821,960
SendTech Solutions	515,455	(10,490)	(2,746)	502,219
Total goodwill	$1,332,351	$(5,426)	$(2,746)	$1,324,179

During the first quarter of 2020, our Global Ecommerce reporting unit experienced weaker than expected performance, due in part to the deteriorating macroeconomic conditions and uncertainty brought on by COVID-19, causing us to evaluate the Global Ecommerce goodwill for impairment. To test Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to its unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. The fair value of the Global Ecommerce reporting unit was estimated using a discounted cash flow model. The cash flow projections included judgements and assumptions relating to revenue growth rates, projected operating income and the discount rate. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge and could result in an additional impairment charge in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy. As a result of the impairment test, we determined that the estimated fair value of the Global Ecommerce reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $198 million.

During the fourth quarter of 2020, we performed our annual goodwill impairment test to assess the recoverability of the carrying value of goodwill. As a result of the annual test, we determined that the fair value of the Global Ecommerce reporting unit exceeded its carrying value and no further impairment was recorded.

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

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$73,228	$434,791	$—	$508,019
Equity securities	—	26,583	—	26,583
Commingled fixed income securities	1,722	19,669	—	21,391
Government and related securities	16,776	16,757	—	33,533
Corporate debt securities	—	71,433	—	71,433
Mortgage-backed / asset-backed securities	—	220,678	—	220,678
Derivatives
Foreign exchange contracts	—	3,776	—	3,776
Total assets	$91,726	$793,687	$—	$885,413
Liabilities:
Derivatives
Interest rate swaps	$—	$(2,163)	$—	$(2,163)
Foreign exchange contracts	—	(1,960)	—	(1,960)
Total liabilities	$—	$(4,123)	$—	$(4,123)

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

Investment Securities
The valuation of investment securities is based on a market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification within the fair value hierarchy:
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities are predominantly held at the Bank. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive income (AOCI), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings in 2020 or 2019.

Available-for-sale securities consisted of the following:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$31,882	$157	$(78)	$31,961
Corporate debt securities	71,174	614	(355)	71,433
Commingled fixed income securities	1,706	16	—	1,722
Mortgage-backed / asset-backed securities	220,659	734	(715)	220,678
Total	$325,421	$1,521	$(1,148)	$325,794

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$80,732	$1,358	$(114)	$81,976
Corporate debt securities	70,426	2,009	(286)	72,149
Commingled fixed income securities	1,675	—	(19)	1,656
Mortgage-backed / asset-backed securities	65,679	960	(300)	66,339
Total	$218,512	$4,327	$(719)	$222,120

Investment securities in a loss position were as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months	$2,369	$76	$9,227	$136
Less than 12 continuous months	132,267	1,072	52,521	583
Total	$134,636	$1,148	$61,748	$719
At December 31, 2020, approximately 20% of total securities in the investment portfolio were in a net loss position. Our allowance for credit losses on available-for-sale investment securities is not significant, but we believe it is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
At December 31, 2020, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$17,110	$17,152
After 1 year through 5 years	7,814	8,000
After 5 years through 10 years	42,553	42,674
After 10 years	257,944	257,968
Total	$325,421	$325,794
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Held-to-Maturity Securities
Held-to-maturity securities at December 31, 2020 and 2019 include $75 million and $383 million, respectively, of short-term, highly liquid time deposits. Due to the short-term nature of these securities, the carrying value approximates fair value.

Derivative Instruments
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2020 and 2019, outstanding contracts associated with these anticipated transactions had a notional amount of $8 million and $7 million, respectively. The valuation of foreign exchange derivatives is based on a market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional amount of $500 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCI.
The fair value of our derivative instruments was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$96	$207
	Accounts payable and accrued liabilities	(112)	(56)

Interest rate swaps	Other noncurrent liabilities	(2,163)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	3,680	3,049
	Accounts payable and accrued liabilities	(1,848)	(1,346)

	Total derivative assets	3,776	3,256
	Total derivative liabilities	(4,123)	(1,402)
	Total net derivative (liability) asset	$(347)	$1,854

The amounts included in AOCI at December 31, 2020 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2020	2019		2020	2019
Foreign exchange contracts	$(317)	$371	Revenue	$(161)	$72
			Cost of sales	11	104
Interest rate swaps	(2,163)	—	Interest Expense	—	—
	$(2,480)	$371		$(150)	$176
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2020 mature over the next three months.

The following represents the mark-to-market adjustment on our non-designated derivative instruments:

		Years Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts	Selling, general and administrative expense	$5,298	$5,154

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

	December 31,
	2020	2019
Carrying value	$2,564,393	$2,739,722
Fair value	$2,479,895	$2,572,794

11. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables is presented below.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of year	Accounts and other receivables	Other assets
2020	$17,830	$15,336	$19,789	$(17,611)	$35,344	$18,899	$16,445
2019	$17,443	$—	$16,345	$(15,958)	$17,830	$17,830	$—
2018	$14,319	$—	$9,770	$(6,646)	$17,443	$17,443	$—

Other expense, net consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Loss on extinguishment of debt	$36,987	$6,623	$7,964
Insurance proceeds	(16,928)	—	—
Gain on sale of equity investment	(11,908)	—	—
Loss on sale of businesses	—	17,683	—
Other expense, net	$8,151	$24,306	$7,964

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2020	2019	2018
Purchases of property and equipment in Accounts payable	$16,098	$1,301	$4,293

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Selected balance sheet information is as follows:

	December 31,
	2020	2019
Other assets:
Long-term investments	$364,212	$238,882
Company owned life insurance policies	—	50,081
Other (net of allowance of $16,445 in 2020)	127,302	111,493
Total	$491,514	$400,456

Accounts payable and accrued liabilities:
Accounts payable	$295,173	$282,125
Customer deposits	165,774	115,889
Employee related liabilities	232,236	219,995
Other	187,433	175,681
Total	$880,616	$793,690

Other noncurrent liabilities:
Pension liabilities	$235,439	$214,742
Postretirement medical benefits	153,838	147,972
Other	47,738	37,804
Total	$437,015	$400,518

12. Restructuring Charges and Asset Impairments
Activity in our restructuring reserves was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2018	$13,641	$1,808	$15,449
Expenses, net	22,794	911	23,705
Cash payments	(24,498)	(2,650)	(27,148)
Balance at December 31, 2019	11,937	69	12,006
Expenses, net	16,399	1,672	18,071
Cash payments	(18,295)	(1,719)	(20,014)
Balance at December 31, 2020	$10,041	$22	$10,063
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months.

Asset impairments
There were no asset impairment charges in 2020. Asset impairment charges in 2019 were $44 million and primarily included the write-off of capitalized software costs related to the development of an enterprise resource planning (ERP) system in our international markets. Asset impairment charges in 2018 were $1 million.

Other Charges
Restructuring charges and asset impairments includes non-cash charges of $3 million and $2 million in 2020 and 2019, respectively, related to pension settlements and facilities abandonment.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
13. Debt

		December 31,
	Interest rate	2020	2019
Notes due October 2021	4.875%	152,588	600,000
Notes due May 2022	5.375%	148,792	400,000
Notes due April 2023	5.95%	271,000	400,000
Notes due March 2024	4.625%	374,000	500,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due November 2024	LIBOR + 1.75%	380,000	400,000
Term loan due January 2025	LIBOR + 5.5%	818,125	—
Other debt		4,900	5,108
Principal amount		2,610,246	2,765,949
Less: unamortized costs, net		45,853	26,227
Total debt		2,564,393	2,739,722
Less: current portion long-term debt		216,032	20,108
Long-term debt		$2,348,361	$2,719,614

In February 2020, we secured a five-year $850 million term loan maturing January 2025. We entered into interest rate swap agreements with an aggregate notional amount of $500 million to mitigate the interest rate risk associated with $500 million of our variable-rate term loans. Under the terms of the swap agreements, we pay fixed-rate interest of 0.4443% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.

In March 2020, we purchased under a tender offer $428 million of the October 2021 notes, $250 million of the May 2022 notes, $125 million of the April 2023 notes and $125 million of the March 2024 notes. A $37 million loss was incurred on the early redemption of debt.

During 2020, we repaid $52 million of principal related to our term loans. The interest rate for the November 2024 term loan and the January 2025 term loan at December 31, 2020 was 1.9% and 5.65%, respectively. Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. As a result of credit rating downgrades in November 2019 and May 2020, the interest rates on the October 2021 notes and April 2023 notes increased 0.25% in the fourth quarter of 2020.

Annual maturities of outstanding debt at December 31, 2020 are as follows:

2021	$216,303
2022	238,471
2023	391,955
2024	750,181
2025	552,495
Thereafter	460,841
Total	$2,610,246

We have a $500 million secured revolving credit facility that expires in November 2024 and contains financial and non-financial covenants. At December 31, 2020, we were in compliance with all covenants. In April 2020, we borrowed $100 million under this facility and repaid the amount in September 2020. At December 31, 2020 and 2019, there were no borrowings under this facility.

On February 10, 2021, Standard and Poor's downgraded our credit rating and the credit ratings of our secured and unsecured debt. As a result of this downgrade, the interest rates on the May 2022 notes and April 2023 notes will increase 0.25% after their next interest payment date. Further, on February 17, 2021, we announced that on February 22, 2021, we will redeem the October 2021 notes.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Retirement Plans and Postretirement Medical Benefits
Retirement Plans
We provide retirement benefits to eligible employees in the U.S. and outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our significant defined benefit plans have been frozen. The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2020	2019	2020	2019
Accumulated benefit obligation	$1,729,515	$1,612,551	$829,413	$745,658

Projected benefit obligation
Benefit obligation - beginning of year	$1,613,054	$1,501,140	$746,942	$662,644
Service cost	86	83	1,650	1,543
Interest cost	52,103	63,171	13,379	17,853
Actuarial loss (gain)	185,306	160,390	76,006	68,385
Foreign currency changes	—	—	29,128	25,452
Settlements and curtailments	(3,854)	(6,684)	(15,171)	(2,682)
Benefits paid	(116,736)	(105,046)	(21,260)	(26,253)
Benefit obligation - end of year	$1,729,959	$1,613,054	$830,674	$746,942

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,487,018	$1,327,034	$668,308	$562,517
Actual return on plan assets	225,812	261,579	78,120	98,006
Company contributions	9,546	10,135	9,674	10,085
Settlements and curtailments	(3,854)	(6,684)	(15,171)	(1,773)
Foreign currency changes	—	—	22,968	25,726
Benefits paid	(116,736)	(105,046)	(21,260)	(26,253)
Fair value of plan assets - end of year	$1,601,786	$1,487,018	$742,639	$668,308

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$465	$383	$26,053	$20,020
Current liability	(5,843)	(9,019)	(1,444)	(1,313)
Noncurrent liability	(122,795)	(117,401)	(112,644)	(97,341)
Funded status	$(128,173)	$(126,037)	$(88,035)	$(78,634)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets:

	United States		Foreign
	2020	2019	2020	2019
Projected benefit obligation	$1,729,638	$1,612,745	$691,909	$615,288
Accumulated benefit obligation	$1,729,194	$1,612,241	$690,887	$614,293
Fair value of plan assets	$1,601,000	$1,486,325	$577,821	$516,634

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2020	2019	2020	2019
Net actuarial loss	$783,211	$772,850	$334,520	$315,319
Prior service (credit) cost	(209)	(270)	8,072	8,317
Transition asset	—	—	(7)	(11)
Total	$783,002	$772,580	$342,585	$323,625

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2020	2019	2018	2020	2019	2018
Service cost	$86	$83	$92	$1,650	$1,543	$2,159
Interest cost	52,103	63,171	61,490	13,379	17,853	18,089
Expected return on plan assets	(84,719)	(92,726)	(101,087)	(34,391)	(34,363)	(35,687)
Amortization of net transition asset	—	—	—	(4)	(6)	(7)
Amortization of prior service (credit) cost	(60)	(60)	(60)	245	243	(71)
Amortization of net actuarial loss	32,490	26,146	31,298	7,842	6,337	7,264
Special termination benefits	—	—	—	—	—	208
Settlements and curtailments	1,364	2,381	44,665	5,060	397	(13)
Net periodic benefit cost (income)	$1,264	$(1,005)	$36,398	$(6,219)	$(7,996)	$(8,058)

In 2018, we incurred a non-cash pension settlement charge of $45 million in connection with the disposition of the Production Mail Business and certain other actions. We recognized $32 million of this charge in other components of net pension and postretirement cost and $13 million in income from discontinued operations, net of tax.

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2020	2019	2020	2019
Net actuarial (gain) loss	$44,216	$(8,459)	$32,103	$3,643
Amortization of net actuarial loss	(32,490)	(26,146)	(7,842)	(6,337)
Amortization of prior service credit (cost)	60	60	(245)	(243)
Net transition asset	—	—	4	6
Settlements and curtailments	(1,364)	(2,381)	(5,060)	(397)
Total recognized in other comprehensive income	$10,422	$(36,926)	$18,960	$(3,328)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2020			2019			2018
United States
Used to determine benefit obligations
Discount rate	2.54%			3.34%			4.34%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	3.34%			4.34%			3.69%
Expected return on plan assets	6.25%			6.75%			7.00%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	0.70%	-	2.40%	0.65%	-	2.95%	0.75%	-	3.55%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	2.50%	1.50%	-	2.50%

Used to determine net periodic benefit cost
Discount rate	0.65%	-	2.95%	0.75%	-	3.55%	0.65%	-	3.35%
Expected return on plan assets	4.25%	-	6.00%	4.25%	-	6.25%	3.75%	-	6.25%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	2.50%	1.50%	-	3.25%

A discount rate is used to determine the present value of our future benefit obligations. The discount rate for our U.S. pension and postretirement medical benefit plans is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. For our other smaller foreign pension plans, the discount rate is selected based on high-quality fixed income indices available in the country in which the plan is domiciled.
The expected return on plan assets is based on the target asset allocation for the applicable pension plan and expected rates of return for various asset classes in the plans' investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes.

Investment Strategy and Asset Allocation
The investment strategy for our pension plans is to maximize returns within reasonable and prudent risk levels, achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and earn the expected rate of return. Investment strategies of our foreign plans are also tailored to achieve the expected rate of return within an appropriate risk level, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions.
Pension plan assets are invested in accordance with our strategic asset allocation policy. Pension plan assets are exposed to various risks, including interest rate risks, market risks and credit risks. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
U.S. Pension Plans

Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2021	2020	2019
Asset category
Equities	27%	33%	30%
Multi-asset credit	4%	—%	—%
Fixed income	60%	62%	63%
Real estate	8%	4%	5%
Private equity	1%	1%	2%
Total	100%	100%	100%

Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Target and actual asset allocations for the U.K. Plan, which comprises 78% of the total foreign pension plan assets, were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2021	2020	2019
Asset category
Equities	5%	6%	35%
Non-U.K. equities	15%	16%	—%
Fixed income	60%	60%	46%
Real estate	10%	8%	9%
Diversified growth	10%	9%	9%
Cash	—%	1%	1%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets, by level within the fair value hierarchy. The plan asset categories presented in the following tables are subsets of the broader asset allocation categories.

United States Pension Plans

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$14,442	$—	$14,442
Equity securities	—	323,311	—	323,311
Commingled fixed income securities	—	264,896	—	264,896
Government and related securities	322,851	22,549	—	345,400
Corporate debt securities	—	586,998	—	586,998
Mortgage-backed /asset-backed securities	—	45,861	—	45,861
Real estate	—	—	69,347	69,347
Securities lending collateral	—	151,049	—	151,049
Total plan assets at fair value	$322,851	$1,409,106	$69,347	$1,801,304
Securities lending payable				(151,049)
Investments valued at NAV				17,132
Cash				15,449
Other				(81,050)
Fair value of plan assets				$1,601,786

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$4,917	$—	$4,917
Equity securities	—	265,832	—	265,832
Commingled fixed income securities	—	275,335	—	275,335
Government and related securities	292,506	15,764	—	308,270
Corporate debt securities	—	528,425	—	528,425
Mortgage-backed /asset-backed securities	—	51,770	—	51,770
Real estate	—	—	71,337	71,337
Securities lending collateral	—	106,886	—	106,886
Total plan assets at fair value	$292,506	$1,248,929	$71,337	$1,612,772
Securities lending payable				(106,886)
Investments valued at NAV				23,608
Cash				9,409
Other				(51,885)
Fair value of plan assets				$1,487,018

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Foreign Plans

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,072	$—	$10,072
Equity securities	—	166,683	—	166,683
Commingled fixed income securities	—	379,656	—	379,656
Government and related securities	—	46,268	—	46,268
Corporate debt securities	—	37,002	—	37,002
Real estate	—	—	45,275	45,275
Diversified growth funds	—	—	50,750	50,750
Total plan assets at fair value	$—	$639,681	$96,025	$735,706
Cash				6,448
Other				485
Fair value of plan assets				$742,639

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$8,734	$—	$8,734
Equity securities	—	222,554	—	222,554
Commingled fixed income securities	—	264,131	—	264,131
Government and related securities	—	43,405	—	43,405
Corporate debt securities	—	34,528	—	34,528
Real estate	—	—	45,335	45,335
Diversified growth funds	—	—	47,621	47,621
Total plan assets at fair value	$—	$573,352	$92,956	$666,308
Cash				1,516
Other				484
Fair value of plan assets				$668,308

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
•Real Estate: include units in open-ended commingled real estate funds. Investments are valued on an annual basis by certified appraisers. Valuation techniques used to value these investments include the cost approach, sales-comparison method and the income approach. These securities are classified as Level 3.
•Diversified Growth Funds: comprised of units in commingled diversified growth funds that comprise a mix of different asset classes. The underlying investments may not be listed on an exchange in an active market or traded on a daily basis and may fall into all three fair value categories. Accordingly, these securities are classified as Level 3.
•Securities Lending Fund: represents a commingled fund through our custodian's securities lending program. The U.S. pension plan lends securities that are held within the plan to other banks and/or brokers, and receives collateral, typically cash. This collateral is invested in a commingled fund that invests in short-term fixed income securities. This investment is classified as Level 2. This amount invested in the fund is offset by a corresponding liability reflected in the U.S. pension plan's net assets available for benefits.

Net Asset Value (NAV)
Represents investments in private equity limited partnerships that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient and are not categorized in the fair value hierarchy. These investments were previously classified as Level 3 within the fair value hierarchy, but have been reclassified as NAV and excluded from fair value hierarchy. There is no active market for these investments and the pension plan receives a proportionate share of the gains, losses and expenses in accordance with the partnership agreements. There is a remaining unfunded commitment of $9 million at December 31, 2020. These investments comprise 1.1% and 1.6% of total U.S. Pension Fund assets at December 31, 2020 and 2019, respectively.

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets:

	U.S. Plans	Foreign Plans
	Real estate	Real estate	Diversified Growth Funds
Balance at December 31, 2018	$96,877	$42,143	$40,766
Realized gains	14,876	—	—
Unrealized losses	(12,517)	(799)	4,954
Net purchases, sales and settlements	(27,899)	1,618	107
Foreign currency and other	—	2,373	1,794
Balance at December 31, 2019	71,337	45,335	47,621
Realized gains	1,554	—	—
Unrealized (losses) gains	(3,360)	(2,134)	1,493
Net purchases, sales and settlements	(184)	1,221	56
Foreign currency and other	—	853	1,580
Balance at December 31, 2020	$69,347	$45,275	$50,750

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Postretirement Medical Benefits
We provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. The benefit obligation and funded status for postretirement medical benefit plans are as follows:

	2020	2019
Benefit obligation
Benefit obligation - beginning of year	$164,104	$166,476
Service cost	885	967
Interest cost	4,993	6,584
Actuarial loss	11,496	6,930
Foreign currency changes	340	674
Benefits paid, net	(12,608)	(17,527)
Benefit obligation - end of year (1)	$169,210	$164,104

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	12,608	17,527
Benefits paid, net	(12,608)	(17,527)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(15,372)	$(16,132)
Non-current liability	(153,838)	(147,972)
Funded status	$(169,210)	$(164,104)
(1)    The benefit obligation for U.S. postretirement medical benefits plan was $153 million and $150 million at December 31, 2020 and 2019, respectively.

Pretax amounts recognized in AOCI consist of:

	2020	2019
Net actuarial loss	$41,570	$33,272
Prior service cost	129	502
Total	$41,699	$33,774

The components of net periodic benefit cost for postretirement medical benefit plans were as follows:

	2020	2019	2018
Service cost	$885	$967	$1,405
Interest cost	4,993	6,584	6,640
Amortization of prior service cost	373	321	304
Amortization of net actuarial loss	3,198	2,026	3,048
Curtailment	—	—	246
Net periodic benefit cost	$9,449	$9,898	$11,643

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Other changes in benefit obligation for postretirement medical benefit plans recognized in other comprehensive income were as follows:

	2020	2019
Net actuarial loss (gain)	$11,496	$6,931
Amortization of net actuarial loss	(3,198)	(2,026)
Amortization of prior service cost	(373)	(321)
Total recognized in other comprehensive income	$7,925	$4,584

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2020	2019	2018
Discount rate used to determine benefit obligation
U.S.	2.35%	3.20%	4.20%
Canada	2.50%	3.00%	3.60%

Discount rate used to determine net period benefit cost
U.S.	3.20%	4.20%	3.55%
Canada	3.00%	3.60%	3.35%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 7.0% and 6.5% for 2020 and 2019, respectively. The assumed health care trend rate is 6.75% for 2021 and will gradually decline to 5.0% by the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Postretirement Medical Benefits
2021	$133,588	$15,332
2022	131,658	14,730
2023	130,138	14,077
2024	125,913	12,995
2025	126,921	11,948
Thereafter	611,769	50,774
	$1,259,987	$119,856

During 2021, we estimate making contributions of $6 million to our U.S. pension plans and $9 million to our foreign pension plans.

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $28 million in both 2020 and 2019.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
15. Income Taxes
(Loss) income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
U.S.	$(245,323)	$910	$109,393
International	60,391	26,232	78,728
Total	$(184,932)	$27,142	$188,121

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2020	2019	2018
U.S. Federal:
Current	$(10,582)	$(18,789)	$(56,743)
Deferred	6,205	11,577	61,514
	(4,377)	(7,212)	4,771
U.S. State and Local:
Current	(2,569)	(9,142)	(12,214)
Deferred	4,016	8,043	866
	1,447	(1,099)	(11,348)
International:
Current	4,993	9,993	11,308
Deferred	4,664	(14,689)	1,685
	9,657	(4,696)	12,993

Total current	(8,158)	(17,938)	(57,649)
Total deferred	14,885	4,931	64,065
Total provision (benefit) for income taxes	$6,727	$(13,007)	$6,416

Effective tax rate	(3.6)%	(47.9)%	3.4%
The effective tax rate for 2020 includes a $12 million charge for the surrender of company owned life insurance policies, a $5 million benefit for the correction of tax balances in certain domestic and international tax jurisdictions, a $3 million benefit due to regulations enacted into law, a $2 million benefit for the carryback of net operating losses resulting from the CARES Act and a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible.
The effective tax rate for 2019 includes benefits of $23 million from the release of a foreign valuation allowance and $9 million from the resolution of certain tax examinations. The effective tax rate for 2019 also includes a tax of $3 million on the $18 million book loss from the disposition of operations in certain international markets, primarily due to nondeductible basis differences.
The effective tax rate for 2018 includes tax benefits of $37 million related to true-ups from the Tax Cuts and Jobs Act of 2017 and $17 million from the resolution of certain tax examinations.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2020	2019	2018
Federal statutory provision	$(38,836)	$5,700	$39,505
State and local income taxes (1)	1,143	(868)	1,292
Impact of foreign operations taxed at rates other than the U.S. statutory rate (2)	(3,345)	(18,541)	(2,483)
Accrual/release of uncertain tax amounts related to foreign operations	1,802	191	(4,595)
U.S. tax impacts of foreign income in the U.S.	(2,300)	5,587	5,854
CARES Act carryback benefit	(1,646)	—	—
Tax incentives/credits/exempt income	(750)	(5,437)	3,526
Unrealized stock compensation benefits	2,312	2,176	1,941
Surrender of company-owned life insurance policies	10,313	—	—
Goodwill impairment	40,328	—	—
Remeasurement of U.S. deferred taxes	—	—	(13,121)
U.S. tax on unremitted earnings	—	—	(23,711)
Other, net (3)	(2,294)	(1,815)	(1,792)
Provision (benefit) for income taxes	$6,727	$(13,007)	$6,416
(1)    Includes a charge of $2 million for the surrender of company-owned life insurance for the year ended December 31, 2020 and a benefit from the release of tax uncertainties of $9 million for the year ended December 31, 2018.
(2)    Includes a benefit of $3 million for tax balance corrections and a deferred tax rate change benefit of $2 million for the year ended December 31, 2020 and a foreign valuation allowance release of $23 million and a $3 million tax on the disposition of operations in certain international markets for the year ended December 31, 2019.
(3)     Includes a $2 million benefit related to tax balance corrections and a $1 million charge related to interest for the year ended December 31, 2020.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Deferred tax liabilities and assets consisted of the following:

	December 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$(69,900)	$(69,222)
Deferred profit (for tax purposes) on sale to finance subsidiary	(28,101)	(30,791)
Lease revenue and related depreciation	(190,852)	(174,083)
Intangible assets	(81,816)	(88,024)
Operating lease liability	(50,071)	(52,731)
Other	(27,865)	(24,941)
Gross deferred tax liabilities	(448,605)	(439,792)

Deferred tax assets:
Postretirement medical benefits	42,423	41,015
Pension	48,385	43,763
Operating lease asset	54,538	52,731
Inventory and equipment capitalization	2,494	2,735
Restructuring charges	2,022	2,944
Long-term incentives	12,905	12,929
Net operating loss	82,823	82,673
Tax credit carry forwards	64,070	64,430
Tax uncertainties gross-up	6,656	6,577
Other	42,079	38,247
Gross deferred tax assets	358,395	348,044
Less: Valuation allowance	(116,543)	(110,781)
Net deferred tax assets	241,852	237,263
Total deferred taxes, net	$(206,753)	$(202,529)
The deferred tax assets and liabilities disclosure at December 31, 2019 has been adjusted to reflect the gross deferred tax operating lease asset and related gross deferred operating lease liability recognized in accordance with ASC 842.

The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that will more-likely-than-not expire unutilized.

We have net operating loss carryforwards in international jurisdictions of $179 million as of December 31, 2020, of which $157 million can be carried forward indefinitely and the remainder expire over the next 20 years. We also have net operating loss carryforwards in most states totaling $1.1 billion that will expire over the next 20 years. In addition, we have tax credit carryforwards of $64 million, of which $52 million can be carried forward indefinitely and the remainder expire over the next 12 years.
As of December 31, 2020, we assert that we are permanently reinvested in our pre-1987 and post-2017 undistributed earnings of $288 million as well as all other outside basis differences. While a determination of the full liability that would be incurred if these earnings were repatriated is not practicable, we have estimated the withholding taxes would be approximately $1 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Uncertain Tax Positions

A reconciliation of the amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$60,302	$71,458	$89,767
Increases from prior period positions	2,147	510	88
Decreases from prior period positions	(47)	(9,711)	(15,145)
Increases from current period positions	3,472	5,052	6,001
Decreases relating to settlements with tax authorities	(12,508)	(2,626)	(4,844)
Reductions from lapse of applicable statute of limitations	(3,302)	(4,381)	(4,409)
Balance at end of year	$50,064	$60,302	$71,458
The amount of the unrecognized tax benefits at December 31, 2020, 2019 and 2018 that would affect the effective tax rate if recognized was $44 million, $54 million and $65 million, respectively.
On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 10% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Amounts included in our provision for income taxes related to interest and penalties on uncertain tax positions for each of the years ended December 31, 2020, 2019 and 2018 were not significant. We had $4 million and $3 million accrued for the payment of interest and penalties at December 31, 2020 and 2019, respectively.

Other Tax Matters
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2014 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2014, France is closed through 2013, Germany is closed through 2016 and the U.K. is closed through 2017. We also have other less significant tax filings currently subject to examination.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
17. Leased Assets and Liabilities
We lease real estate and equipment under operating and finance lease agreements. Our leases have terms of up to 15 years, and may include an option to extend the lease for up to 5 years. At lease commencement, a lease liability and corresponding right-of-use asset is recognized. Lease liabilities represent the present value of future lease payments over the expected lease term, including options to extend or terminate the lease when it is reasonably certain those options will be exercised. Lease payments include all fixed payments and variable payments tied to an index, but exclude costs such as common area maintenance charges, property taxes, insurance and mileage. The present value of our lease liability is determined using our incremental borrowing rate at lease commencement. Information regarding operating and financing leases are as follows:

Leases	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease assets	$201,916	$200,752
Finance	Property, plant and equipment, net	23,973	10,443
Total leased assets		$225,889	$211,195

Liabilities
Operating	Current operating lease liabilities	$39,182	$36,060
	Noncurrent operating lease liabilities	180,292	177,711
Finance	Accounts payable and accrued liabilities	4,714	2,879
	Other noncurrent liabilities	18,862	7,927
Total lease liabilities		$243,050	$224,577

	Years Ended December 31,
Lease Cost	2020	2019	2018
Operating lease expense	$54,718	$48,503	$43,727
Finance lease expense
Amortization of leased assets	3,792	3,372	2,697
Interest on lease liabilities	949	700	527
Variable lease expense	21,413	23,188	21,864
Sublease income	(979)	(1,948)	(1,735)
Total expense	$79,893	$73,815	$67,080
Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
2021	$52,010	$6,206	$58,216
2022	42,934	5,642	48,576
2023	35,758	4,899	40,657
2024	32,127	3,972	36,099
2025	25,471	2,853	28,324
Thereafter	91,000	5,074	96,074
Total	279,300	28,646	307,946
Less: present value discount	59,826	5,070	64,896
Lease liability	$219,474	$23,576	$243,050
Future lease payments exclude $31 million of payments for leases signed but not yet commenced at December 31, 2020.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	7.2 years	7.7 years
Finance leases	5.6 years	3.9 years
Weighted-average discount rate
Operating leases	7.1%	6.1%
Finance leases	7.1%	6.8%

	Years Ended December 31,
Cash Flow Information	2020	2019	2018
Operating cash outflows - operating leases	$52,565	$44,252	$40,599
Operating cash outflows - finance leases	$949	$700	$527
Financing cash outflows - finance leases	$4,223	$3,096	$2,564

Leased assets obtained in exchange for new lease obligations
Operating leases	$38,641	$87,160	$36,260
Finance leases	$17,741	$4,072	$5,715

18. Stockholders' Equity
Common and Treasury Stock
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2017	186,603,738	136,734,174
Issuance of common stock	1,043,809	(1,043,809)
Conversions to common stock	27,535	(27,535)
Balance at December 31, 2018	187,675,082	135,662,830
Repurchases of common stock	(18,595,315)	18,595,315
Issuance of common stock	1,276,797	(1,276,797)
Conversions to common stock	92,379	(92,379)
Balance at December 31, 2019	170,448,943	152,888,969
Issuance of common stock	1,526,245	(1,526,245)
Balance at December 31, 2020	171,975,188	151,362,724

At December 31, 2020, 41,956,401 shares were reserved for issuance under our stock plans and dividend reinvestment program.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
19. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss were as follows:

	Gain (Loss) Reclassified from AOCL (a)
	Years Ended December 31,
	2020	2019	2018
Cash flow hedges
Revenue	$(161)	$72	$11
Cost of sales	11	104	51
Interest expense	—	—	(1,183)
Loss on extinguishment of debt	—	—	(1,267)
Total before tax	(150)	176	(2,388)
Tax (benefit) provision	(37)	44	(941)
Net of tax	$(113)	$132	$(1,447)

Available for sale securities
Financing revenue	$10,124	$1,079	$3,244
Selling, general and administrative expense	231	—	—
Total before tax	10,355	1,079	3,244
Tax provision	2,589	270	821
Net of tax	$7,766	$809	$2,423

Pension and Postretirement Benefit Plans (b)
Transition asset	$4	$6	$7
Prior service costs	(558)	(504)	(173)
Actuarial losses	(43,530)	(34,509)	(41,610)
Settlement	(6,424)	(2,778)	(44,898)
Total before tax	(50,508)	(37,785)	(86,674)
Tax benefit	(11,930)	(9,497)	(21,675)
Net of tax	$(38,578)	$(28,288)	$(64,999)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income.
(b)     Reclassified from accumulated other comprehensive loss to other components of net pension and postretirement cost. These amounts are included in net periodic costs for defined benefit pension plans and postretirement medical benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at December 31, 2017	$(406)	$1,597	$(748,800)	$(47,331)	$(794,940)
Cumulative effect of accounting change	(87)	344	(116,490)	—	(116,233)
Restated balance at December 31, 2017	(493)	1,941	(865,290)	(47,331)	(911,173)
Other comprehensive loss before reclassifications	(763)	(2,579)	(46,170)	(52,299)	(101,811)
Amounts reclassified from accumulated other comprehensive loss	1,447	(2,423)	64,999	—	64,023
Net other comprehensive income (loss)	684	(5,002)	18,829	(52,299)	(37,788)
Balance at December 31, 2018	191	(3,061)	(846,461)	(99,630)	(948,961)
Other comprehensive income (loss) before reclassifications	278	6,719	(845)	75,319	81,471
Amounts reclassified from accumulated other comprehensive loss	(132)	(809)	28,288	—	27,347
Net other comprehensive income (loss)	146	5,910	27,443	75,319	108,818
Balance at December 31, 2019	337	2,849	(819,018)	(24,311)	(840,143)
Other comprehensive (loss) income before reclassifications	(1,861)	5,319	(70,623)	37,252	(29,913)
Amounts reclassified from accumulated other comprehensive loss	113	(7,766)	38,578	—	30,925
Net other comprehensive (loss) income	(1,748)	(2,447)	(32,045)	37,252	1,012
Balance at December 31, 2020	$(1,411)	$402	$(851,063)	$12,941	$(839,131)

20. Stock-Based Compensation Plans
We typically grant restricted stock units, non-qualified stock options and performance stock units to eligible employees. All stock-based awards are approved by the Executive Compensation Committee of the Board of Directors. We settle stock awards with treasury shares. At December 31, 2020, there were 20,581,676 shares available for future grants.

Restricted Stock Units
Restricted stock units (RSUs) typically vest ratably over a three-year service period and entitle the holder to shares of common stock as the units vest. The following table summarizes information about RSUs:

	2020		2019
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	4,480,847	$9.51	3,228,339	$13.33
Granted	4,123,544	3.92	3,113,886	6.56
Vested	(1,486,371)	9.65	(1,360,219)	11.90
Forfeited	(557,648)	5.06	(501,159)	8.71
Outstanding - end of the year	6,560,372	$6.27	4,480,847	$9.51

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2020, there was $10 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of RSUs outstanding at December 31, 2020 was $40 million. The fair value of RSUs vested during 2020, 2019 and 2018 was $6 million, $8 million and $11 million, respectively. During 2018, we granted 1,754,098 RSUs at a weighted average fair value of $12.36.
In 2020 and 2019, we granted 282,131 and 155,709 RSUs, respectively, to non-employee directors. These RSUs vest one year from the grant date.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Performance Stock Units
Performance stock units (PSUs) are stock awards where the number of shares ultimately received by the employee is conditional upon the attainment of certain performance targets and total shareholder return relative to peer companies. PSUs vest at the end of a three-year service period and the actual number of shares awarded may range from 0% to 200% of the target award. The final determination of the number of shares to be issued is made by the Board of Directors, who may reduce, but not increase, the number of shares to be awarded (negative discretion). PSUs are accounted for as variable awards until the end of the service period when the grant date is established.

The following table summarizes share information about PSUs:

	2020		2019
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding - beginning of the year	2,778,362	$10.09	1,653,004	$13.08
Granted	—	—	1,368,182	6.60
Vested	(303,460)	4.00	—	—
Forfeited	(744,900)	11.57	(242,824)	9.65
Outstanding - end of the year	1,730,002	$9.31	2,778,362	$10.09

Share-based compensation expense for PSUs is recognized ratably over the service period based on the number shares expected to be awarded and the fair value of an award. The fair value of PSUs is determined using a Monte Carlo simulation model. Due to the variability of these awards, significant fluctuations in share-based compensation expense for PSUs recognized from one period to the next are possible. During 2018, we granted 733,148 PSUs at a weighted average grant date fair value of $12.64.

Stock Options
Stock options are granted at an exercise price equal to or greater than the stock price of our common stock on the grant date. Options vest ratably over three years and expire ten years from the grant date. At December 31, 2020, there was $2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years. The intrinsic value of options outstanding at December 31, 2020 was $5 million and the intrinsic value of options exercisable was not significant.

The following table summarizes information about stock option activity:

	2020		2019
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	12,822,684	$14.08	13,593,156	$15.30
Granted	2,801,982	3.98	869,297	6.57
Exercised	(33,501)	6.82	—	—
Canceled	(1,653,126)	10.09	(533,921)	11.06
Expired	(1,123,674)	22.09	(1,105,848)	24.75
Options outstanding - end of the year	12,814,365	$11.81	12,822,684	$14.08
Options exercisable - end of the year	7,027,974	$16.76	7,288,614	$18.49

There were no stock option exercises in 2018.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table provides additional information about stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$3.98 - $12.64	6,762,415	$6.57	8.2 years	976,024	$11.26	7.3 years
$13.11 - $17.20	4,242,651	$14.75	5.2 years	4,242,651	$14.75	5.1 years
$19.45 - $26.07	1,809,299	$24.43	1.0 year	1,809,299	$24.43	1.1 years
	12,814,365	$11.81	6.2 years	7,027,974	$16.76	4.4 years

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

The following table lists the weighted average of assumptions used to calculate the fair value of stock options granted:

	Years Ended December 31,
	2020	2019	2018
Expected dividend yield	5.0%	3.0%	9.9%
Expected stock price volatility	43.0%	41.5%	37.8%
Risk-free interest rate	1.5%	2.5%	2.8%
Expected life	7 years	5 years	7 years
Weighted-average fair value per option granted	$3.98	$1.98	$1.26
Fair value of options granted	$11,152	$1,722	$6,229

Employee Stock Purchase Plan (ESPP)
We maintain a non-compensatory ESPP that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 291,540 shares and 258,838 shares in 2020 and 2019, respectively. We have reserved 2,001,626 common shares for future purchase under the ESPP.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
21. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Revenue	$796,268	$837,492	$891,898	$1,028,417	$3,554,075
Cost of revenue	502,891	565,296	608,191	729,845	2,406,223
Operating expenses	521,954	255,477	272,380	282,973	1,332,784
(Loss) income from continuing operations before income taxes	(228,577)	16,719	11,327	15,599	(184,932)
(Benefit) provision for income taxes	(10,030)	17,016	554	(813)	6,727
(Loss) income from continuing operations	(218,547)	(297)	10,773	16,412	(191,659)
Income (loss) from discontinued operations	10,064	(3,032)	616	2,467	10,115
Net (loss) income	$(208,483)	$(3,329)	$11,389	$18,879	$(181,544)
Basic (loss) earnings per share (1)
Continuing operations	$(1.28)	$—	$0.06	$0.10	$(1.12)
Discontinued operations	0.06	(0.02)	—	0.01	0.06
Net (loss) income	$(1.22)	$(0.02)	$0.07	$0.11	$(1.06)
Diluted (loss) earnings per share (1)
Continuing operations	$(1.28)	$—	$0.06	$0.09	$(1.12)
Discontinued operations	0.06	(0.02)	—	0.01	0.06
Net (loss) income	$(1.22)	$(0.02)	$0.07	$0.11	$(1.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Revenue	$795,084	$788,573	$790,125	$831,343	$3,205,125
Cost of revenues	467,187	468,227	467,805	518,920	1,922,139
Operating expenses	322,620	287,312	341,870	304,042	1,255,844
Income (loss) from continuing operations before income taxes	5,277	33,034	(19,550)	8,381	27,142
Provision (benefit) for income taxes	7,820	3,724	(24,895)	344	(13,007)
(Loss) income from continuing operations	(2,543)	29,310	5,345	8,037	40,149
(Loss) income from discontinued operations	(116)	(5,613)	(8,470)	168,659	154,460
Net (loss) income	$(2,659)	$23,697	$(3,125)	$176,696	$194,609
Basic (loss) earnings per share (1):
Continuing operations	$(0.01)	$0.17	$0.03	$0.05	$0.23
Discontinued operations	—	(0.03)	(0.05)	0.99	0.88
Net (loss) income	$(0.01)	$0.13	$(0.02)	$1.04	$1.10
Diluted (loss) earnings per share (1):
Continuing operations	$(0.01)	$0.16	$0.03	$0.05	$0.23
Discontinued operations	—	(0.03)	(0.05)	0.98	0.87
Net (loss) income	$(0.01)	$0.13	$(0.02)	$1.03	$1.10

(1) The sum of earnings per share amounts may not equal the totals due to rounding.

Net income for the fourth quarter 2020 includes a tax benefit of $5 million for the correction of tax balances in certain domestic and international tax jurisdictions (see Note 15).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
In the fourth quarter 2020, we determined that certain amounts reported in our previously issued interim statements of cash flows were not properly classified or reported (see Note 1 for further details). We have determined that these adjustments were not material to the previously issued financial statements, but have provided the impact on our previously issued interim Condensed Consolidated Statements of Cash Flows for each of the year-to-date interim periods in 2020 below.

	Three Months Ended March 31, 2020
(unaudited)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Changes in finance receivables	$18,843	$(1,071)	$17,772
Net cash from operating activities: continuing operations	$(28,479)	$(1,071)	$(29,550)
Net cash from operating activities	$(66,284)	$(1,071)	$(67,355)

Cash flows from investing activities
Purchases of investment securities	$(67,312)	$(40,000)	$(107,312)
Proceeds from sales/maturities of investment securities	$24,102	$80,120	$104,222
Net change in short-term and other investing activities	$48,431	$(48,431)	$—
Net investment in loan receivables	$—	$1,071	$1,071
Customer deposits at the Bank	$(888)	$888	$—
Other investing activities	$(230)	$8,311	$8,081
Net cash from investing activities: continuing operations	$(22,956)	$1,959	$(20,997)
Net cash from investing activities	$(25,458)	$1,959	$(23,499)

Cash flows from financing activities
Customer deposits at the Bank	$—	$(888)	$(888)
Net cash from financing activities	$(159,596)	$(888)	$(160,484)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2020
(unaudited)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Changes in finance receivables	$84,342	$(387)	$83,955
Net cash from operating activities: continuing operations	$125,232	$(387)	$124,845
Net cash from operating activities	$86,809	$(387)	$86,422

Cash flows from investing activities
Purchases of investment securities	$(115,565)	$(166,500)	$(282,065)
Proceeds from sales/maturities of investment securities	$94,425	$120,041	$214,466
Net change in short-term and other investing activities	$(44,035)	$44,035	$—
Net investment in loan receivables	$—	$387	$387
Customer deposits at the Bank	$22,331	$(22,331)	$—
Other investing activities	$(885)	$2,424	$1,539
Net cash from investing activities: continuing operations	$(52,043)	$(21,944)	$(73,987)
Net cash from investing activities	$(54,545)	$(21,944)	$(76,489)

Cash flows from financing activities
Customer deposits at the Bank	$—	$22,331	$22,331
Net cash from financing activities	$(84,598)	$22,331	$(62,267)

	Nine Months Ended September 30, 2020
(unaudited)	As Previously Reported	Adjustments	Reclass	As Revised and Reclassified
Cash flows from operating activities
Changes in finance receivables	$85,593	$542	$—	$86,135
Net cash from operating activities: continuing operations	$229,047	$542	$—	$229,589
Net cash from operating activities	$190,624	$542	$—	$191,166

Cash flows from investing activities
Purchases of investment securities	$(392,427)	$(198,877)	$—	$(591,304)
Proceeds from sales/maturities of investment securities	$241,924	$259,535	$—	$501,459
Net change in short-term and other investing activities	$68,464	$(68,464)	$—	$—
Net investment in loan receivables	$—	$(542)	$(3,264)	$(3,806)
Customer deposits at the Bank	$19,464	$(19,464)	$—	$—
Other investing activities	$(1,511)	$7,806	$3,264	$9,559
Net cash from investing activities: continuing operations	$(93,233)	$(20,006)	$—	$(113,239)
Net cash from investing activities	$(95,735)	$(20,006)	$—	$(115,741)

Cash flows from financing activities
Customer deposits at the Bank	$—	$19,464	$—	$19,464
Net cash from financing activities	$(217,372)	$19,464	$—	$(197,908)

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Valuation allowance for deferred tax asset
2020	$110,781	$23,150	$(17,388)	$116,543
2019	$142,496	$5,324	$(37,039)	$110,781
2018	$178,156	$3,682	$(39,342)	$142,496