Form 10-Q
period 2021-03-31
PITNEY BOWES INC /DE/
filed 2021-05-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2021, 175,493,000 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Business services	$570,454	$444,379
Support services	118,697	122,015
Financing	77,812	89,078
Equipment sales	86,803	76,273
Supplies	42,224	45,709
Rentals	19,207	18,814
Total revenue	915,197	796,268
Costs and expenses:
Cost of business services	499,534	374,665
Cost of support services	36,717	39,760
Financing interest expense	11,886	12,489
Cost of equipment sales	61,840	57,359
Cost of supplies	11,211	12,240
Cost of rentals	6,447	6,378
Selling, general and administrative	238,102	248,633
Research and development	11,316	12,116
Restructuring charges	2,889	3,817
Goodwill impairment	—	198,169
Interest expense, net	25,158	25,883
Other components of net pension and postretirement expense (income)	350	(151)
Other expense, net	51,394	33,487
Total costs and expenses	956,844	1,024,845
Loss from continuing operations before taxes	(41,647)	(228,577)
Benefit for income taxes	(13,992)	(10,030)
Loss from continuing operations	(27,655)	(218,547)
(Loss) income from discontinued operations, net of tax	(3,886)	10,064
Net loss	$(31,541)	$(208,483)
Basic loss per share (1):
Continuing operations	$(0.16)	$(1.28)
Discontinued operations	(0.02)	0.06
Net loss	$(0.18)	$(1.22)
Diluted loss per share (1):
Continuing operations	$(0.16)	$(1.28)
Discontinued operations	(0.02)	0.06
Net loss	$(0.18)	$(1.22)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(31,541)	$(208,483)
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax of $(13) and $(2,817), respectively	(14,258)	(27,735)
Net unrealized gain (loss) on cash flow hedges, net of tax of $1,601 and $(58), respectively	4,830	(174)
Net unrealized (loss) gain on investment securities, net of tax of $(2,956) and $434, respectively	(8,916)	1,308
Amortization of pension and postretirement costs, net of tax of $3,208 and $2,650, respectively	9,937	8,870
Other comprehensive loss, net of tax	(8,407)	(17,731)
Comprehensive loss	$(39,948)	$(226,214)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$680,727	$921,450
Short-term investments, reported at fair value	16,200	18,974
Accounts and other receivables (net of allowance of $20,480 and $18,899, respectively)	327,755	389,240
Short-term finance receivables (net of allowance of $17,866 and $18,012, respectively)	551,061	568,050
Inventories	63,680	65,845
Current income taxes	44,288	23,219
Other current assets and prepayments	124,394	120,145
Total current assets	1,808,105	2,106,923
Property, plant and equipment, net	405,226	391,280
Rental property and equipment, net	37,708	38,435
Long-term finance receivables (net of allowance of $17,608 and $17,857 respectively)	597,012	605,292
Goodwill	1,144,064	1,152,285
Intangible assets, net	152,265	159,839
Operating lease assets	196,843	201,916
Noncurrent income taxes	68,732	72,653
Other assets (includes $383,214 and $355,799, respectively, reported at fair value)	531,226	491,514
Total assets	$4,941,181	$5,220,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$820,286	$880,616
Customer deposits at Pitney Bowes Bank	589,406	617,200
Current operating lease liabilities	39,587	39,182
Current portion of long-term debt	19,972	216,032
Advance billings	118,166	114,550
Current income taxes	6,839	2,880
Total current liabilities	1,594,256	1,870,460
Long-term debt	2,418,885	2,348,361
Deferred taxes on income	282,192	279,451
Tax uncertainties and other income tax liabilities	37,936	38,163
Noncurrent operating lease liabilities	174,798	180,292
Other noncurrent liabilities	413,951	437,015
Total liabilities	4,922,018	5,153,742

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	15,269	68,502
Retained earnings	5,161,029	5,201,195
Accumulated other comprehensive loss	(847,538)	(839,131)
Treasury stock, at cost (149,600,577 and 151,362,724 shares, respectively)	(4,632,935)	(4,687,509)
Total stockholders’ equity	19,163	66,395
Total liabilities and stockholders’ equity	$4,941,181	$5,220,137

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,541)	$(208,483)
Loss (income) from discontinued operations, net of tax	3,886	(10,064)
Restructuring payments	(3,955)	(6,047)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	39,594	40,719
Allowance for credit losses	3,992	15,926
Stock-based compensation	5,221	1,521
Restructuring charges	2,889	3,817
Amortization of debt fees	2,644	2,300
Goodwill impairment	—	198,169
Loss on debt refinancing	51,394	36,987
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	57,642	7,182
Finance receivables	27,714	17,772
Inventories	1,900	(4,815)
Other current assets and prepayments	(7,153)	(7,969)
Accounts payable and accrued liabilities	(54,022)	(104,556)
Current and noncurrent income taxes	(17,291)	10,797
Advance billings	4,267	(4,148)
Pension and retiree medical liabilities	(24,775)	(28,961)
Other, net	3,518	10,303
Net cash from operating activities - continuing operations	65,924	(29,550)
Net cash from operating activities - discontinued operations	—	(37,805)
Net cash from operating activities	65,924	(67,355)
Cash flows from investing activities:
Capital expenditures	(43,328)	(25,778)
Purchases of investment securities	(64,473)	(107,312)
Proceeds from sales/maturities of investment securities	28,008	104,222
Net investment in loan receivables	(7,316)	1,071
Acquisitions, net of cash acquired	—	(1,281)
Other investing activities	—	8,081
Net cash from investing activities - continuing operations	(87,109)	(20,997)
Net cash from investing activities - discontinued operations	—	(2,502)
Net cash from investing activities	(87,109)	(23,499)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	1,195,500	816,544
Principal payments of debt	(1,327,315)	(932,600)
Premiums and fees paid to refinance debt	(44,418)	(32,645)
Dividends paid to stockholders	(8,625)	(8,523)
Decrease in customer deposits at Pitney Bowes Bank	(27,794)	(888)
Other financing activities	(5,648)	(2,372)
Net cash from financing activities	(218,300)	(160,484)
Effect of exchange rate changes on cash and cash equivalents	(1,238)	(10,032)
Change in cash and cash equivalents	(240,723)	(261,370)
Cash and cash equivalents at beginning of period	921,450	924,442
Cash and cash equivalents at end of period	$680,727	$663,072

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021, particularly in light of the coronavirus pandemic (COVID-19) and its effect on global businesses and economies. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

In the fourth quarter 2020, we determined that based on their nature, certain cash flows from loan receivables classified as cash flows from operating activities should have been classified as investment in loans receivables within cash flows from investing activities. It was also determined that certain investment purchases and maturities that were previously reported on a net basis should have been reported on a gross basis. Finally, previously reported cash flows from investing activities resulting from changes in customer deposits at the Pitney Bowes Bank (the Bank) are now reported as cash flows from financing activities. These adjustments were not material to the previously issued 2020 interim financial statements; however, the cash flow statement for the period ended March 31, 2020 has been revised and the impact on our previously issued interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 is as follows:

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Risks and Uncertainties
The effects of COVID-19 on global economies and businesses continues to impact how we conduct business and our operating results, financial position and cash flows. Its impact on our business remains unpredictable and accordingly, we are not able to reasonably estimate the full extent of the impact of COVID-19 on our operating results, financial position and cash flows.
Accounting Pronouncements Adopted in 2021
In January 2021 we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The transition to new reference interest rates will require certain contracts to be modified and the ASU is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The accommodations provided by the ASU are effective through December 31, 2022 and may be applied at the beginning of any interim period within that time frame. We are currently assessing the impact this standard will have on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$413,086	$143,126	$14,242	$570,454	$—	$570,454
Support services	—	—	118,697	118,697	—	118,697
Financing	—	—	—	—	77,812	77,812
Equipment sales	—	—	19,118	19,118	67,685	86,803
Supplies	—	—	42,224	42,224	—	42,224
Rentals	—	—	—	—	19,207	19,207
Subtotal	413,086	143,126	194,281	750,493	$164,704	$915,197

Revenue from leasing transactions and financing
Financing	—	—	77,812	77,812
Equipment sales	—	—	67,685	67,685
Rentals	—	—	19,207	19,207
Total revenue	$413,086	$143,126	$358,985	$915,197

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,538	$77,538
Products/services transferred over time	413,086	143,126	116,743	672,955
Total	$413,086	$143,126	$194,281	$750,493

	Three Months Ended March 31, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$292,323	$140,720	$11,336	$444,379	$—	$444,379
Support services	—	—	122,015	122,015	—	122,015
Financing	—	—	—	—	89,078	89,078
Equipment sales	—	—	17,130	17,130	59,143	76,273
Supplies	—	—	45,709	45,709	—	45,709
Rentals	—	—	—	—	18,814	18,814
Subtotal	292,323	140,720	196,190	629,233	$167,035	$796,268

Revenue from leasing transactions and financing
Financing	—	—	89,078	89,078
Equipment sales	—	—	59,143	59,143
Rentals	—	—	18,814	18,814
Total revenue	$292,323	$140,720	$363,225	$796,268

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$78,374	$78,374
Products/services transferred over time	292,323	140,720	117,816	550,859
Total	$292,323	$140,720	$196,190	$629,233

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
Equipment sales, excluding sales-type leases, generally includes the sale of mailing and shipping equipment. We recognize revenue upon delivery for self-install equipment and upon acceptance or installation for other equipment. We provide a warranty that our equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Supplies revenue is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at Pitney Bowes Bank.

Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2021	December 31, 2020	Increase/ (decrease)
Advance billings, current	Advance billings	$110,786	$106,498	$4,288
Advance billings, noncurrent	Other noncurrent liabilities	$1,341	$1,277	$64

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $74 million of advance billings at the beginning of the period. Advance billings, current at March 31, 2021 and December 31, 2020 also includes $7 million and $8 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2021	2022	2023-2026	Total
SendTech Solutions	$215,628	$227,979	$272,008	$715,615
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
3. Segment Information
Our reportable segments are Global Ecommerce, Presort Services and Sending Technology Solutions (SendTech Solutions). The principal products and services of each reportable segment are as follows:
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

	Revenue
	Three Months Ended March 31,
	2021	2020
Global Ecommerce	$413,086	$292,323
Presort Services	143,126	140,720
SendTech Solutions	358,985	363,225
Total revenue	$915,197	$796,268

	EBIT
	Three Months Ended March 31,
	2021	2020
Global Ecommerce	$(26,376)	$(29,475)
Presort Services	19,051	15,695
SendTech Solutions	114,470	106,562
Total segment EBIT	107,145	92,782
Reconciliation of Segment EBIT to net loss:
Unallocated corporate expenses	(57,465)	(43,722)
Restructuring charges	(2,889)	(3,817)
Interest expense, net	(37,044)	(38,372)
Goodwill impairment	—	(198,169)
Loss on debt refinancing	(51,394)	(36,987)
Transaction costs	—	(292)
Benefit for income taxes	13,992	10,030
Loss from continuing operations	(27,655)	(218,547)
(Loss) income from discontinued operations, net of tax	(3,886)	10,064
Net loss	$(31,541)	$(208,483)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Discontinued Operations
Discontinued operations for the quarter ended March 31, 2021 includes a tax charge related to the sale of our Production Mail business in 2018. Discontinued operations for the quarter ended March 31, 2020 primarily includes the gain on the sale of our software business in Australia.

5. Earnings per Share (EPS)

	Three Months Ended March 31,
	2021	2020
Numerator:
Loss from continuing operations	$(27,655)	$(218,547)
(Loss) income from discontinued operations, net of tax	(3,886)	10,064
Net loss	$(31,541)	$(208,483)
Denominator:
Weighted-average shares used in basic EPS	172,856	170,912
Dilutive effect of common stock equivalents (1)	—	—
Weighted-average shares used in diluted EPS	172,856	170,912
Basic loss per share (2):
Continuing operations	$(0.16)	$(1.28)
Discontinued operations	(0.02)	0.06
Net loss	$(0.18)	$(1.22)
Diluted loss per share (2):
Continuing operations	$(0.16)	$(1.28)
Discontinued operations	(0.02)	0.06
Net loss	$(0.18)	$(1.22)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	6,440	17,617
(1)     Due to the net loss for the three months ended March 31, 2021 and 2020, common stock equivalents of 5,804 and 1,554, respectively, were also excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.
(2)     The sum of the earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis, the first-in, first-out (FIFO) basis or average cost. Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$17,879	$16,570
Supplies and service parts	25,749	24,061
Finished products	25,687	30,849
Inventory at FIFO cost	69,315	71,480
Excess of FIFO cost over LIFO cost	(5,635)	(5,635)
Total inventory, net	$63,680	$65,845

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies and are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method. Annual fees are recognized ratably over the annual period covered and client acquisition costs are expensed as incurred.
Finance receivables consisted of the following:

	March 31, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$975,272	$192,273	$1,167,545	$994,985	$211,944	$1,206,929
Unguaranteed residual values	37,463	11,667	49,130	36,405	12,140	48,545
Unearned income	(265,497)	(60,413)	(325,910)	(275,359)	(61,686)	(337,045)
Allowance for credit losses	(22,998)	(5,606)	(28,604)	(22,917)	(6,006)	(28,923)
Net investment in sales-type lease receivables	724,240	137,921	862,161	733,114	156,392	889,506
Loan receivables
Loan receivables	269,797	22,985	292,782	268,690	22,092	290,782
Allowance for credit losses	(6,407)	(463)	(6,870)	(6,484)	(462)	(6,946)
Net investment in loan receivables	263,390	22,522	285,912	262,206	21,630	283,836
Net investment in finance receivables	$987,630	$160,443	$1,148,073	$995,320	$178,022	$1,173,342

Maturities of gross sales-type lease receivables and gross loan receivables at March 31, 2021 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2021	$297,596	$47,488	$345,084	$219,009	$22,985	$241,994
Year ending December 31, 2022	308,902	65,636	374,538	16,057	—	16,057
Year ending December 31, 2023	204,090	42,223	246,313	10,325	—	10,325
Year ending December 31, 2024	110,774	22,887	133,661	12,722	—	12,722
Year ending December 31, 2025	46,934	10,250	57,184	9,470	—	9,470
Thereafter	6,976	3,789	10,765	2,214	—	2,214
Total	$975,272	$192,273	$1,167,545	$269,797	$22,985	$292,782

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$956,358	$191,298	$265,004	$22,812	$1,435,472
Past due amounts > 90 days	18,914	975	4,793	173	24,855
Total	$975,272	$192,273	$269,797	$22,985	$1,460,327
Past due amounts > 90 days
Still accruing interest	$3,853	$189	$1,466	$66	$5,574
Not accruing interest	15,061	786	3,327	107	19,281
Total	$18,914	$975	$4,793	$173	$24,855

	December 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$972,266	$208,968	$264,484	$21,932	$1,467,650
Past due amounts > 90 days	22,719	2,976	4,206	160	30,061
Total	$994,985	$211,944	$268,690	$22,092	$1,497,711
Past due amounts > 90 days
Still accruing interest	$5,128	$463	$1,797	$59	$7,447
Not accruing interest	17,591	2,513	2,409	101	22,614
Total	$22,719	$2,976	$4,206	$160	$30,061

Allowance for Credit Losses
We estimate an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current conditions, management forecasts and independent economic forecasts. Credit losses are estimated at the portfolio level based on asset type and geographic market. Historical loss experience is based on actual loss rates over the average term of the asset of five years for sales-type lease receivables and three years for loan receivables (including accrued interest). The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	154	61	763	4	982
Write-offs	(1,024)	(371)	(1,833)	(3)	(3,231)
Recoveries	935	29	991	—	1,955
Other	16	(119)	2	—	(101)
Balance at March 31, 2021	$22,998	$5,606	$6,407	$463	$35,474

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	6,892	1,345	4,006	403	12,646
Write-offs	(1,618)	(248)	(2,058)	(104)	(4,028)
Recoveries	592	31	691	—	1,314
Other	(124)	(80)	(7)	(7)	(218)
Balance at March 31, 2020	$25,933	$4,883	$7,422	$630	$38,868

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
We use a third party to score the majority of the North America portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the third party's credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The third-party credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
•Low risk accounts are companies with very good credit scores and a predicted delinquency rate of less than 5%.
•Medium risk accounts are companies with average to good credit scores and a predicted delinquency rate between 5% and 10%.
•High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent. The predicted delinquency rate would be greater than 10%.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class as of March 31, 2021 and December 30, 2020.

	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$78,458	$235,018	$207,236	$144,994	$70,678	$31,481	$180,586	$948,451
Medium	13,409	46,999	46,899	31,959	16,268	7,235	74,966	237,735
High	1,497	5,248	5,142	3,402	1,792	1,024	5,127	23,232
Not Scored	23,202	61,983	58,732	38,207	23,214	13,468	32,103	250,909
Total	$116,566	$349,248	$318,009	$218,562	$111,952	$53,208	$292,782	$1,460,327

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$256,573	$228,344	$165,244	$87,346	$30,518	$12,249	$192,971	$973,245
Medium	50,785	49,946	37,168	21,388	6,470	2,375	61,625	229,757
High	6,182	5,396	3,782	1,974	1,051	143	4,518	23,046
Not Scored	80,854	77,362	48,704	24,291	7,813	971	31,668	271,663
Total	$394,394	$361,048	$254,898	$134,999	$45,852	$15,738	$290,782	$1,497,711

The majority of the Not Scored amounts above is within our International portfolio. We do not use a third party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Approximately 80% of credit applications are approved or denied through the automated review process. All other credit applications are manually reviewed by obtaining client financial information, credit reports and other available financial information.

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended March 31,
	2021	2020
Profit recognized at commencement (1)	$32,265	$29,908
Interest income	48,496	53,806
Total lease income from sales-type leases	$80,761	$83,714
(1) Lease contracts do not include variable lease payments.

The disclosure of total lease income from sales-type leases for the three months ended March 31, 2020 has been revised from $63 million to $84 million. The revision did not have any impact on our Condensed Consolidated Statement of Loss.
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2021	$25,005
Year ending December 31, 2022	20,449
Year ending December 31, 2023	9,175
Year ending December 31, 2024	7,692
Year ending December 31, 2025	2,499
Thereafter	37
Total	$64,857

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,199	$(121,634)	$146,565	$268,199	$(115,010)	$153,189
Software & technology	19,000	(13,300)	5,700	19,000	(12,350)	6,650
Total intangible assets	$287,199	$(134,934)	$152,265	$287,199	$(127,360)	$159,839

Amortization expense for the three months ended March 31, 2021 and 2020 was $8 million and $9 million, respectively.
Future amortization expense as of March 31, 2021 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2021	$22,721
Year ending December 31, 2022	29,315
Year ending December 31, 2023	26,465
Year ending December 31, 2024	26,465
Year ending December 31, 2025	19,805
Thereafter	27,494
Total	$152,265

Goodwill
Changes in the carrying value of goodwill, by reporting segment, are shown in the table below.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2020	Currency impact	March 31, 2021
Global Ecommerce	$609,431	$(198,169)	$411,262	$—	$411,262
Presort Services	220,992	—	220,992	—	220,992
SendTech Solutions	520,031	—	520,031	(8,221)	511,810
Total goodwill	$1,350,454	$(198,169)	$1,152,285	$(8,221)	$1,144,064

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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$39,573	$250,390	$—	$289,963
Equity securities	—	28,100	—	28,100
Commingled fixed income securities	1,698	19,027	—	20,725
Government and related securities	26,228	25,396	—	51,624
Corporate debt securities	—	65,950	—	65,950
Mortgage-backed / asset-backed securities	—	231,863	—	231,863
Derivatives
Interest rate swap	—	4,117	—	4,117
Foreign exchange contracts	—	1,117	—	1,117
Total assets	$67,499	$625,960	$—	$693,459
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(786)	$—	$(786)
Total liabilities	$—	$(786)	$—	$(786)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$73,228	$434,791	$—	$508,019
Equity securities	—	26,583	—	26,583
Commingled fixed income securities	1,722	19,669	—	21,391
Government and related securities	16,776	16,757	—	33,533
Corporate debt securities	—	71,433	—	71,433
Mortgage-backed / asset-backed securities	—	220,678	—	220,678
Derivatives
Foreign exchange contracts	—	3,776	—	3,776
Total assets	$91,726	$793,687	$—	$885,413
Liabilities:
Derivatives
Interest rate swap	$—	$(2,163)	$—	$(2,163)
Foreign exchange contracts	—	(1,960)	—	(1,960)
Total liabilities	$—	$(4,123)	$—	$(4,123)
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities are predominantly held at the Pitney Bowes Bank. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the three months ended March 31, 2021.

Available-for-sale securities consisted of the following:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$51,411	$42	$(1,377)	$50,076
Corporate debt securities	69,913	300	(4,263)	65,950
Commingled fixed income securities	1,712	—	(14)	1,698
Mortgage-backed / asset-backed securities	237,827	303	(6,267)	231,863
Total	$360,863	$645	$(11,921)	$349,587

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$31,882	$157	$(78)	$31,961
Corporate debt securities	71,174	614	(355)	71,433
Commingled fixed income securities	1,706	16	—	1,722
Mortgage-backed / asset-backed securities	220,659	734	(715)	220,678
Total	$325,421	$1,521	$(1,148)	$325,794

Investment securities in a loss position were as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$312,002	$11,850	$132,267	$1,072
Greater than 12 continuous months	2,294	71	2,369	76
Total	$314,296	$11,921	$134,636	$1,148
At March 31, 2021, 34% of the securities in the investment portfolio were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. The majority of our mortgage-backed securities are either guaranteed or supported by the U.S. Government. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or we receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at March 31, 2021 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$14,398	$14,401
After 1 year through 5 years	15,241	15,266
After 5 years through 10 years	66,618	63,185
After 10 years	264,606	256,735
Total	$360,863	$349,587

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The scheduled maturities of mortgage-backed and asset-backed securities may not coincide with the actual payment, as borrowers have the right to prepay obligations.
Held-to-Maturity Securities
Held-to-maturity securities at March 31, 2021 and December 31, 2020, include $25 million and $75 million, respectively, of short-term, highly liquid time deposits. Due to the short-term nature of these securities, the carrying value approximates fair value.

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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At March 31, 2021 and December 31, 2020, we had outstanding contracts associated with these anticipated transactions with notional amounts of $6 million and $8 million, respectively. Amounts included in AOCL at March 31, 2021 will be recognized in earnings within the next 12 months.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional amount of $500 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$214	$96
	Accounts payable and accrued liabilities	(71)	(112)

Interest rate swaps	Other assets (Other noncurrent liabilities)	4,117	(2,163)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	903	3,680
	Accounts payable and accrued liabilities	(715)	(1,848)

	Total derivative assets	$5,234	$3,776
	Total derivative liabilities	(786)	(4,123)
	Total net derivative asset (liability)	$4,448	$(347)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Results of cash flow hedging relationships were as follows:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$228	$(160)	Revenue	$126	$61
			Cost of sales	(58)	10
Interest rate swap	6,280	—	Interest expense	—	—
	$6,508	$(160)		$68	$71
We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at March 31, 2021 mature within 12 months.
The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$553	$(4,867)

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

	March 31, 2021	December 31, 2020
Carrying value	$2,438,857	$2,564,393
Fair value	$2,426,062	$2,479,895

10. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2021	$10,063
Expenses, net	2,889
Cash payments	(3,955)
Noncash activity	(227)
Balance at March 31, 2021	$8,770

Balance at January 1, 2020	$12,006
Expenses, net	3,817
Cash payments	(6,047)
Noncash activity	(763)
Balance at March 31, 2020	$9,013
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2021	December 31, 2020
Notes due October 2021	4.875%	$—	$152,588
Notes due May 2022	5.375%	72,873	148,792
Notes due April 2023	5.95%	96,667	271,000
Notes due March 2024	4.625%	267,952	374,000
Notes due March 2027	6.875%	400,000	—
Notes due March 2029	7.25%	350,000	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due March 2026	LIBOR + 1.75%	380,000	380,000
Term loan due January 2025	LIBOR + 5.5%	—	818,125
Term loan due March 2028	LIBOR + 4.0%	450,000	—
Other debt		4,598	4,900
Principal amount		2,482,931	2,610,246
Less: unamortized costs, net		44,074	45,853
Total debt		2,438,857	2,564,393
Less: current portion long-term debt		19,972	216,032
Long-term debt		$2,418,885	$2,348,361

During the first quarter of 2021, we issued a $400 million 6.875% unsecured note due March 2027 and a $350 million 7.25% unsecured note due March 2029. We also entered into a new seven-year $450 million secured term loan maturing March 2028.

We redeemed the remaining $153 million balance of the October 2021 notes and, under a tender offer, redeemed an aggregate $356 million of the May 2022 notes, April 2023 notes and March 2024 notes. We also repaid the remaining $818 million balance of our term loan that was scheduled to mature in January 2025.

We also amended our $500 million secured revolving credit facility and our March 2026 secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At March 31, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.

A $51 million pre-tax loss was incurred on the refinancing of debt.

Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. Due to a credit downgrade in February 2021, the interest rates on the May 2022 notes and the April 2023 notes will increase 0.25% in the second quarter of 2021.

At March 31, 2021, the interest rate of the 2028 Term Loan was 4.1% and the interest rate on the 2026 Term Loan was 1.9%.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020
Service cost	$26	$26	$395	$399	$224	$217
Interest cost	10,745	13,179	2,961	3,518	961	1,245
Expected return on plan assets	(19,478)	(21,304)	(7,984)	(8,208)	—	—
Amortization of transition credit	—	—	—	(1)	—	—
Amortization of prior service (credit) cost	(15)	(15)	67	61	32	93
Amortization of net actuarial loss	9,638	8,198	2,345	2,059	1,078	736
Settlement	—	389	—	—	—	—
Net periodic benefit cost (income)	$916	$473	$(2,216)	$(2,172)	$2,295	$2,291
Contributions to benefit plans	$1,015	$1,929	$8,696	$7,988	$3,519	$4,455

13. Income Taxes
The effective tax rate for the three months ended March 31, 2021 was a benefit of 33.6% and includes benefits of $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by a charge of $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options.
The effective tax rate for the three months ended March 31, 2020 was a benefit of 4.4% and includes a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible, a benefit of $2 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options and the vesting of restricted stock.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2014 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2014, France is closed through 2013, Germany is closed through 2016 and the U.K. is closed through 2018. We also have other less significant tax filings currently subject to examination.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, as of March 31, 2021, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
At March 31, 2021, we have entered into leases with aggregate lease payments of approximately $41 million and terms ranging from three to eight years, that have not commenced.

15. Stockholders’ Equity

Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395
Net loss	—	—	(31,541)	—	—	(31,541)
Other comprehensive loss	—	—	—	(8,407)	—	(8,407)
Dividends paid ($0.05 per common share)	—	—	(8,625)	—	—	(8,625)
Issuance of common stock	—	(58,454)	—	—	54,574	(3,880)
Stock-based compensation expense	—	5,221	—	—	—	5,221
Balance at March 31, 2021	$323,338	$15,269	$5,161,029	$(847,538)	$(4,632,935)	$19,163

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2019	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting change	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(208,483)	—	—	(208,483)
Other comprehensive loss	—	—	—	(17,731)	—	(17,731)
Dividends paid ($0.05 per common share)	—	—	(8,523)	—	—	(8,523)
Issuance of common stock	—	(30,716)	—	—	29,166	(1,550)
Stock-based compensation expense	—	1,521	—	—	—	1,521
Balance at March 31, 2020	$323,338	$69,553	$5,200,024	$(857,874)	$(4,705,611)	$29,430

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2021	2020
Cash flow hedges
Revenue	$126	$61
Cost of sales	(58)	10
Total before tax	68	71
Income tax provision	17	17
Net of tax	$51	$54

Available-for-sale securities
Financing revenue	$(1)	$284
Selling, general and administrative expense	42	—
Total before tax	41	284
Income tax provision	10	71
Net of tax	$31	$213

Pension and postretirement benefit plans
Transition credit	$—	$1
Prior service costs	(84)	(139)
Actuarial losses	(13,061)	(10,993)
Settlement	—	(389)
Total before tax	(13,145)	(11,520)
Income tax benefit	(3,208)	(2,650)
Net of tax	$(9,937)	$(8,870)

Changes in AOCL were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications (1)	4,881	(8,885)	—	(14,258)	(18,262)
Reclassifications into earnings (1)	(51)	(31)	9,937	—	9,855
Net other comprehensive income (loss)	4,830	(8,916)	9,937	(14,258)	(8,407)
Balance at March 31, 2021	$3,419	$(8,514)	$(841,126)	$(1,317)	$(847,538)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications (1)	(120)	1,521	—	(27,735)	(26,334)
Reclassifications into earnings (1)	(54)	(213)	8,870	—	8,603
Net other comprehensive (loss) income	(174)	1,308	8,870	(27,735)	(17,731)
Balance at March 31, 2020	$163	$4,157	$(810,148)	$(52,046)	$(857,874)
(1)     Amounts are net of tax.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information

Activity in the allowance for credit losses on accounts receivables for the three months ended March 31, 2021 and 2020 is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of period	Accounts and other receivables	Other assets
March 31, 2021	$35,344	$—	$3,011	$(1,314)	$37,041	$20,480	$16,561
March 31, 2020	$17,830	$15,336	$3,280	$(7,002)	$29,444	$29,444	$—
Other expense, net consisted of the following:

	Three Months Ended March 31,
	2021	2020
Loss on debt refinancing	$51,394	$36,987
Insurance proceeds	—	(3,500)
Other expense, net	$51,394	$33,487

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2021	2020
Cash interest paid	$39,658	$44,891
Cash income tax payments, net of refunds	$2,641	$13,270
Finance leased assets obtained in exchange for new lease obligations	$9,477	$2,399

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, the uncertainty around the severity, magnitude and duration of the COVID-19 pandemic (COVID-19), including governments' responses to COVID-19, the efficacy and availability of vaccines, its continuing impact on our operations, employees, the availability and cost of labor and transportation, global supply chain and demand across our and our clients' businesses, as well as any deterioration or instability in global macroeconomic conditions, could cause our actual results to differ than those expressed in any forward-looking statement. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or operations, or the financial health of posts, in the U.S. or other major markets, or significant changes to the broader postal or shipping industry
•the loss of, or significant changes to, our contractual relationships with the United States Postal Service (USPS) or USPS' performance under those contracts
•our ability to continue to grow and manage volumes, gain additional economies of scale and improve profitability within our Global Ecommerce and Presort Services segments
•changes in labor and transportation availability and costs
•third-party suppliers' ability to provide products and services required by us and our clients
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•our success at managing customer credit risk
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs
•changes in tax laws, rulings or regulations, including the impact of potential U.S. tax reform
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter or changes in foreign currency exchange rates and interest rates
•the United Kingdom's exit from the European Union
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2020 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview
Financial Results Summary - Three Months Ended March 31:

	Revenue
	Three Months Ended March 31,
	2021	2020	Actual % change	Constant Currency % Change
Business services	$570,454	$444,379	28%	28%
Support services	118,697	122,015	(3)%	(4)%
Financing	77,812	89,078	(13)%	(14)%
Equipment sales	86,803	76,273	14%	12%
Supplies	42,224	45,709	(8)%	(10)%
Rentals	19,207	18,814	2%	—%
Total revenue	$915,197	$796,268	15%	14%

	Revenue
	Three Months Ended March 31,
	2021	2020	Actual % change	Constant currency % change
Global Ecommerce	$413,086	$292,323	41%	40%
Presort Services	143,126	140,720	2%	2%
SendTech Solutions	358,985	363,225	(1)%	(3)%
Total	$915,197	$796,268	15%	14%

	EBIT
	Three Months Ended March 31,
	2021	2020	% change
Global Ecommerce	$(26,376)	$(29,475)	11%
Presort Services	19,051	15,695	21%
SendTech Solutions	114,470	106,562	7%
Total Segment EBIT	$107,145	$92,782	15%

Revenue increased 15% as reported and 14% at constant currency in the first quarter of 2021 compared to the prior year, primarily driven by higher business services revenue resulting from increased volumes in our Global Ecommerce segment. Within our business segments, Global Ecommerce revenue grew 41% as reported and 40% at constant currency due to increased volumes, Presort Services revenue increased 2% primarily due to higher Marketing Mail volumes and SendTech Solutions revenue declined 1% as reported and 3% at constant currency primarily due to lower financing, supplies and support services revenue, partially offset by higher equipment sales and business services revenue. Segment EBIT in the quarter increased 15%, primarily due to a prior year credit loss charge of $10 million in SendTech Solutions due to the then-current economic recessionary conditions caused by COVID-19, increased volumes in Global Ecommerce and lower operating expenses in Presort Services. Refer to Results of Operations section for further information.
During the quarter, we completed a series of transactions to refinance our debt portfolio to decrease our refinancing risk and create strategic flexibility. Refer to Liquidity and Capital Resources section for further information.
Impacts of COVID-19
Beginning in 2020, COVID-19 and the efforts to contain it adversely affected global economies and demand for a broad variety of goods and services and created disruptions and shortages in supply chains. We implemented measures in our facilities to protect the health and safety of our employees and contractors, including staggering shifts and breaks to enhance social distancing, providing personal protection equipment, conducting temperature checks and sanitizing equipment and facilities multiple times a day. Employees that have the ability to work remotely continue to do so and management continues to assess conditions to determine when, and how, these employees should return to their office locations. We continue to manage through supply chain shortages and disruptions and provide enhanced proactive measures in our facilities to protect the health and safety of our employees and contractors.

Beginning primarily in the second quarter of 2020, COVID-19 impacted our financial results in different ways in each of our businesses. Global Ecommerce experienced a significant increase in volumes and revenue due to the demand for ecommerce solutions; however, the increase in volumes resulted in higher postal costs driven by capacity constraints and higher labor and transportation costs as many companies competed for these resources. Presort Services experienced a decline in both First Class and Marketing Mail and higher labor costs. Global Ecommerce and Presort Services incurred additional costs and experienced lower productivity as a result of the health and safety measures implemented in their facilities.

In SendTech Solutions, the increase in the number of clients working remotely adversely impacted demand for and usage of our mailing equipment and supplies, and our ability to perform on-site service and installations, but we saw an improvement in our cloud-enabled shipping and mailing solutions.

Outlook
Given the continuing unpredictability of the severity, magnitude and duration of the COVID-19 pandemic, especially in light of the increasingly widespread outbreak in India, where a majority of our research and development activities are located, the impact of the pandemic on our business, operations and financial performance remains uncertain. The developing global semiconductor chip shortage may also adversely affect our needed supply for SendTech equipment for the remainder of 2021. The extent of that impact will depend upon the duration and severity of the shortage, as well as our success in mitigating against its impact. Accordingly, there are some unique factors not within our control that could affect our business and current outlook for 2021. However, we believe we are well positioned to manage through the current conditions and will continue to take proactive steps to manage our operations and related financial impacts.
Despite some of the ongoing uncertainty, we do not expect the global economy or our individual businesses to be affected to the same extent in 2021 as in 2020, which will result in an impact to the comparison of our results to the prior year. Within Global Ecommerce, we expect continued market growth in ecommerce and anticipate revenue growth in 2021, although not at the growth rates experienced throughout 2020. Although we expect margin and profit improvements in 2021 from pricing initiatives and operational improvements within our facilities and network designed to drive efficiencies and increased productivity, we also expect the continued growth of the overall market's needs for both transportation services and labor will create cost challenges. Within Presort Services, we expect the improving volume trends in the second half of 2020 to continue throughout 2021. We anticipate that Presort Services margins will improve in 2021 as a result of productivity initiatives, increased automation and facilities consolidation and optimization. Within SendTech Solutions, we expect revenue to continue to decline, but growth in our cloud-enabled shipping solutions and sales of our multi-purpose devices to partially offset these declines. On a consolidated basis, we expect modest revenue growth in 2021 compared to 2020.

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

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$413,086	$292,323	41%	40%	$384,308	$265,221	7.0%	9.3%

	Segment EBIT
	Three Months Ended March 31,
	2021	2020	Actual % change
Segment EBIT	$(26,376)	$(29,475)	11%
Global Ecommerce revenue increased 41% as reported and 40% at constant currency in the first quarter of 2021 compared to the prior year period due to the significant increase in volumes caused by the onset of COVID-19. Domestic parcel delivery volumes, cross-border volumes and digital delivery volumes contributed revenue growth of 22%, 15% and 4%, respectively.
Despite a decline in gross margin percentage, total gross margin increased $2 million compared to the prior year primarily due to the significant increase in revenue. The increased revenue more than offset higher transportation, postal and labor costs.
Segment EBIT for the first quarter of 2021 was a loss of $26 million compared to a loss of $29 million in the prior year period. This increase was driven by the increase in gross margin and from $1 million in lower operating expenses.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$143,126	$140,720	2%	2%	$108,998	$105,238	23.8%	25.2%

	Segment EBIT
	Three Months Ended March 31,
	2021	2020	Actual % change
Segment EBIT	$19,051	$15,695	21%
Presort Services revenue increased 2% in the first quarter of 2021 compared to the prior year period primarily due to increased volumes of Marketing Mail.
Gross margin decreased to 23.8% from 25.2% primarily due to higher labor costs driven by wage increases to address the increase in competition for labor resources, increased depreciation expense on new equipment and incremental costs associated with COVD-19.

Segment EBIT increased 21% in the first quarter of 2021, primarily due to a $4 million prior year charge for unrealized losses on certain investment securities and lower consulting fees of $1 million, partially offset by the decline in gross margin.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$14,242	$11,336	26%	26%	$6,069	$4,185	57.4%	63.1%
Support services	118,697	122,015	(3)%	(4)%	36,228	39,628	69.5%	67.5%
Financing	77,812	89,078	(13)%	(14)%	11,886	12,489	84.7%	86.0%
Equipment sales	86,803	76,273	14%	12%	61,790	57,348	28.8%	24.8%
Supplies	42,224	45,709	(8)%	(10)%	11,211	12,240	73.4%	73.2%
Rentals	19,207	18,814	2%	—%	6,447	6,378	66.4%	66.1%
Total revenue	$358,985	$363,225	(1)%	(3)%	$133,631	$132,268	62.8%	63.6%

	Segment EBIT
	Three Months Ended March 31,
	2021	2020	Actual % change
Segment EBIT	$114,470	$106,562	7%
SendTech Solutions revenue decreased 1% as reported and 3% at constant currency in the first quarter of 2021 compared to the prior year. Financing revenue decreased 13% as reported and 14% at constant currency primarily driven by a declining lease portfolio. Supplies revenue declined 8% as reported and 10% at constant currency driven by a declining meter population and reduced usage and demand. Support services revenue decreased 3% as reported and 4% at constant currency driven by a declining meter population.

These declines were partially offset by an increase in business services and equipment sales revenue. Business services revenue increased $3 million, or 26% at constant currency, primarily due to an increased use of our shipping products. Equipment sales increased 14% as reported and 12% at constant currency driven by a large government deal in the quarter.
Gross margin for the first quarter of 2021 decreased slightly to 62.8% from 63.6% compared to the prior year period. Business services gross margin decreased to 57.4% from 63.1% primarily driven by a shift to lower margin products. Equipment sales gross margin increased to 28.8% from 24.8% primarily due to lower engineering costs. Support services gross margin increased to 69.5% from 67.5% in the prior period primarily due to cost savings in the current year.
Segment EBIT increased 7% in the first quarter of 2021 compared to the prior year, primarily driven by a $10 million credit loss charge in the prior year due to economic recessionary conditions caused by COVID-19 and lower operating expense of $4 million, partially offset by a decline in gross margin of $6 million.

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

	Three Months Ended March 31,
	2021	2020	Actual % change
Unallocated corporate expenses	$(57,465)	$(43,722)	(31)%

The increase in unallocated corporate expenses in the quarter compared to the prior year period was driven primarily by higher variable compensation-related expenses of $8 million and higher sales tax expense of $7 million, partially offset by lower professional fees of $3 million and lower travel expenses of $1 million.

CONSOLIDATED EXPENSES
Selling, general and administrative (SG&A)
SG&A expense of $238 million in the quarter decreased 4% compared to the prior period, primarily due to a lower provision for credit losses of $12 million driven by the $10 million prior year charge due to the then-current economic recessionary conditions and outlook caused by COVID-19, lower professional and outsourcing fees of $5 million and lower travel expenses of $4 million, partially offset by higher employee-related expenses of $11 million.
Research and development (R&D)
R&D expense decreased 7%, or $1 million in the first quarter of 2021 compared to the prior year period, primarily due to a shift in the mix of projects as well as the timing of project spending.
Restructuring charges
Restructuring charges primarily includes costs for employee severance and facility closures. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Other expense, net
Other expense, net of $51 million in the three months ended March 31, 2021 relates to the loss on debt refinancing. See Note 11 to the Condensed Consolidated Financial Statements and Liquidity and Capital Resources below for further information.

INCOME TAXES AND DISCONTINUED OPERATIONS
Income taxes
The effective tax rate for the three months ended March 31, 2021 was a benefit of 33.6% and includes benefits of $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by a charge of $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options.
Discontinued Operations
Discontinued operations for the quarter ended March 31, 2021 includes a tax charge related to the sale of our Production Mail business in 2018.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2021, we had cash, cash equivalents and short-term investments of $697 million. This includes $227 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2021	2020	Change
Net cash provided by (used in) operating activities	$65,924	$(67,355)	$133,279
Net cash used in investing activities	(87,109)	(23,499)	(63,610)
Net cash used in financing activities	(218,300)	(160,484)	(57,816)
Effect of exchange rate changes on cash and cash equivalents	(1,238)	(10,032)	8,794
Change in cash and cash equivalents	$(240,723)	$(261,370)	$20,647
Operating Activities
Cash provided by operating activities was $66 million in the first three months of 2021 compared to a use of $67 million in the prior year period. The increase of $133 million was primarily due to higher collections of accounts receivable, the timing of accounts payable and accrued liabilities and a $38 million cash payment in the prior year for taxes related to the gain on the sale of our Software Solutions business.
Investing Activities
Cash used in investing activities in the first three months of 2021 increased $64 million compared to the prior year period primarily driven by increased net purchases of investment securities of $42 million, higher capital expenditures of $18 million and increased investment in loan receivables.
Financing Activities
Cash used in financing activities in the first three months of 2021 increased $58 million compared to the prior year period primarily driven by an outflow in customer deposits at PB Bank of $27 million, higher net debt repayments of $16 million and higher fees associated with debt refinancing of $12 million. See Financings and Capitalization below for additional information.

Financings and Capitalization
During the first quarter of 2021, we issued a $400 million 6.875% unsecured note due March 2027 and a $350 million 7.25% unsecured note due March 2029. We also entered into a new seven-year $450 million secured term loan maturing March 2028.
We redeemed the remaining $153 million balance of the October 2021 notes and, under a tender offer, redeemed an aggregate $356 million of the May 2022 notes, April 2023 notes and March 2024 notes. We also repaid the remaining $818 million balance of our term loan that was scheduled to mature in January 2025. In April 2021, we redeemed under the tender offer, an additional $7 million of the May 2022 notes, April 2023 notes and March 2024 notes.
We also amended our $500 million secured revolving credit facility and our March 2026 secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At March 31, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
A $51 million pre-tax loss was incurred on the refinancing of debt.
Interest rates on certain notes are subject to adjustment based on changes in our credit ratings. Due to a credit downgrade in February 2021, the interest rates on the May 2022 notes and the April 2023 notes will increase 0.25% in the second quarter of 2021.

Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.
Contractual Obligations and Off-Balance Sheet Arrangements
At March 31, 2021, we have entered into leases with aggregate lease payments of approximately $41 million and terms ranging from three to eight years, that have not commenced.

At March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2020 Annual Report.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2020 Annual Report.
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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2021.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2020 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes and currently have Board authorization to repurchase up to $16 million of our common stock. There were no repurchases of our common stock during the first three months of 2021.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
4.1	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.1
4.2	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.2
10.1	First Amendment, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 23, 2021)	10.1
10.2	First Refinancing Agreement, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and refinancing tranche B term lender. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 23, 2021)	10.2
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	May 6, 2021

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)