Form 10-Q
period 2021-06-30
PITNEY BOWES INC /DE/
filed 2021-08-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, 175,915,380 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Business services	$567,022	$528,990	$1,137,476	$973,369
Support services	115,156	113,786	233,853	235,801
Financing	73,453	85,462	151,265	174,540
Equipment sales	86,267	57,837	173,070	134,110
Supplies	38,655	32,773	80,879	78,482
Rentals	18,650	18,644	37,857	37,458
Total revenue	899,203	837,492	1,814,400	1,633,760
Costs and expenses:
Cost of business services	482,814	454,311	982,348	828,976
Cost of support services	37,679	36,725	74,396	76,485
Financing interest expense	11,773	11,939	23,659	24,428
Cost of equipment sales	61,561	47,920	123,401	105,279
Cost of supplies	10,467	8,379	21,678	20,619
Cost of rentals	6,013	6,022	12,460	12,400
Selling, general and administrative	236,190	233,631	474,292	482,264
Research and development	11,059	7,467	22,375	19,583
Restructuring charges	4,844	4,922	7,733	8,739
Goodwill impairment	—	—	—	198,169
Interest expense, net	24,346	26,446	49,504	52,329
Other components of net pension and postretirement cost	312	386	662	235
Other (income) expense	(13,646)	(17,375)	37,748	16,112
Total costs and expenses	873,412	820,773	1,830,256	1,845,618
Income (loss) from continuing operations before taxes	25,791	16,719	(15,856)	(211,858)
Provision (benefit) for income taxes	4,915	17,016	(9,077)	6,986
Income (loss) from continuing operations	20,876	(297)	(6,779)	(218,844)
(Loss) income from discontinued operations, net of tax	(1,020)	(3,032)	(4,906)	7,032
Net income (loss)	$19,856	$(3,329)	$(11,685)	$(211,812)
Basic earnings (loss) per share (1):
Continuing operations	$0.12	$—	$(0.04)	$(1.28)
Discontinued operations	(0.01)	(0.02)	(0.03)	0.04
Net income (loss)	$0.11	$(0.02)	$(0.07)	$(1.24)
Diluted earnings (loss) per share (1):
Continuing operations	$0.12	$—	$(0.04)	$(1.28)
Discontinued operations	(0.01)	(0.02)	(0.03)	0.04
Net income (loss)	$0.11	$(0.02)	$(0.07)	$(1.24)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19,856	$(3,329)	$(11,685)	$(211,812)
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $309, $1,105, $297 and $(1,712), respectively	3,509	10,099	(10,749)	(17,636)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(466), $(421), $1,135 and $(479), respectively	(1,406)	(1,271)	3,424	(1,445)
Net unrealized gain (loss) on investment securities, net of tax of $1,306, $467, $(1,650) and $900, respectively	3,939	1,407	(4,977)	2,715
Amortization of pension and postretirement costs, net of tax of $3,303, $3,502, $6,511 and $6,152, respectively	10,193	11,377	20,130	20,247
Other comprehensive income, net of tax	16,235	21,612	7,828	3,881
Comprehensive income (loss)	$36,091	$18,283	$(3,857)	$(207,931)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$799,470	$921,450
Short-term investments, reported at fair value	14,904	18,974
Accounts and other receivables (net of allowance of $13,959 and $18,899, respectively)	309,177	389,240
Short-term finance receivables (net of allowance of $18,313 and $18,012, respectively)	552,858	568,050
Inventories	67,538	65,845
Current income taxes	37,384	23,219
Other current assets and prepayments	117,425	120,145
Total current assets	1,898,756	2,106,923
Property, plant and equipment, net	429,785	391,280
Rental property and equipment, net	38,814	38,435
Long-term finance receivables (net of allowance of $17,253 and $17,857 respectively)	588,602	605,292
Goodwill	1,130,164	1,152,285
Intangible assets, net	144,692	159,839
Operating lease assets	205,584	201,916
Noncurrent income taxes	69,150	72,653
Other assets (includes $363,613 and $355,799, respectively, reported at fair value)	507,748	491,514
Total assets	$5,013,295	$5,220,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$820,065	$880,616
Customer deposits at Pitney Bowes Bank	632,833	617,200
Current operating lease liabilities	41,835	39,182
Current portion of long-term debt	97,015	216,032
Advance billings	119,645	114,550
Current income taxes	5,844	2,880
Total current liabilities	1,717,237	1,870,460
Long-term debt	2,330,698	2,348,361
Deferred taxes on income	286,338	279,451
Tax uncertainties and other income tax liabilities	37,155	38,163
Noncurrent operating lease liabilities	182,746	180,292
Other noncurrent liabilities	405,751	437,015
Total liabilities	4,959,925	5,153,742

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	5,903	68,502
Retained earnings	5,172,185	5,201,195
Accumulated other comprehensive loss	(831,303)	(839,131)
Treasury stock, at cost (149,078,067 and 151,362,724 shares, respectively)	(4,616,753)	(4,687,509)
Total stockholders’ equity	53,370	66,395
Total liabilities and stockholders’ equity	$5,013,295	$5,220,137

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,685)	$(211,812)
Loss (income) from discontinued operations, net of tax	4,906	(7,032)
Restructuring payments	(8,825)	(11,365)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	79,416	81,787
Allowance for credit losses	4,988	27,941
Stock-based compensation	12,278	6,950
Restructuring charges	7,733	8,739
Amortization of debt fees	4,103	5,054
Goodwill impairment	—	198,169
Loss on debt refinancing	52,383	36,987
Gain on sale of equity investment	—	(11,908)
Gain on sale of business	(10,201)	—
Gain on sale of assets	(1,434)	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	72,791	(49,403)
Finance receivables	30,620	83,955
Inventories	(1,884)	(6,306)
Other current assets and prepayments	1,567	(24,067)
Accounts payable and accrued liabilities	(56,038)	(25,168)
Current and noncurrent income taxes	(11,807)	29,959
Advance billings	5,271	21,402
Pension and retiree medical liabilities	(42,407)	(22,735)
Other, net	12,954	(6,302)
Net cash from operating activities - continuing operations	144,729	124,845
Net cash from operating activities - discontinued operations	—	(38,423)
Net cash from operating activities	144,729	86,422
Cash flows from investing activities:
Capital expenditures	(83,703)	(59,954)
Purchases of investment securities	(68,143)	(282,065)
Proceeds from sales/maturities of investment securities	58,870	214,466
Net investment in loan receivables	(2,964)	387
Proceeds from sale of other investments	—	58,248
Acquisitions, net of cash acquired	—	(6,608)
Proceeds from sale of business, net of cash sold	27,573	—
Proceeds from sale of assets	1,840	—
Other investing activities	—	1,539
Net cash from investing activities - continuing operations	(66,527)	(73,987)
Net cash from investing activities - discontinued operations	(1,507)	(2,502)
Net cash from investing activities	(68,034)	(76,489)
Cash flows from financing activities:
Increase in short-term borrowings	—	100,000
Proceeds from the issuance of debt, net of discount	1,195,500	816,544
Principal payments of debt	(1,339,568)	(948,224)
Premiums and fees paid to refinance debt	(46,937)	(32,645)
Dividends paid to stockholders	(17,325)	(17,099)
Customer deposits at Pitney Bowes Bank	15,633	22,331
Other financing activities	(6,327)	(3,174)
Net cash from financing activities	(199,024)	(62,267)
Effect of exchange rate changes on cash and cash equivalents	349	(9,211)
Change in cash and cash equivalents	(121,980)	(61,545)
Cash and cash equivalents at beginning of period	921,450	924,442
Cash and cash equivalents at end of period	$799,470	$862,897

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a global technology company providing commerce solutions. Clients around the world rely on the accuracy and precision delivered by our equipment, solutions, analytics, and application programming interface technology in the areas of ecommerce fulfillment, shipping and returns, cross-border ecommerce, office mailing and shipping, presort services and financing. For more information, visit www.pitneybowes.com.

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

In the fourth quarter 2020, we determined that based on their nature, certain cash flows from loan receivables classified as cash flows from operating activities should have been classified as investment in loans receivables within cash flows from investing activities. It was also determined that certain investment purchases and maturities that were previously reported on a net basis should have been reported on a gross basis. Finally, previously reported cash flows from investing activities resulting from changes in customer deposits at the Pitney Bowes Bank (the Bank) are now reported as cash flows from financing activities. These adjustments were not material to the previously issued 2020 interim financial statements; however, the cash flow statement for the period ended June 30, 2020 has been revised and the impact on our previously issued interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 is as follows:

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$418,429	$134,619	$13,974	$567,022	$—	$567,022
Support services	—	—	115,156	115,156	—	115,156
Financing	—	—	—	—	73,453	73,453
Equipment sales	—	—	22,394	22,394	63,873	86,267
Supplies	—	—	38,655	38,655	—	38,655
Rentals	—	—	—	—	18,650	18,650
Subtotal	418,429	134,619	190,179	743,227	$155,976	$899,203

Revenue from leasing transactions and financing
Financing	—	—	73,453	73,453
Equipment sales	—	—	63,873	63,873
Rentals	—	—	18,650	18,650
Total revenue	$418,429	$134,619	$346,155	$899,203

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,275	$77,275
Products/services transferred over time	418,429	134,619	112,904	665,952
Total	$418,429	$134,619	$190,179	$743,227

	Three Months Ended June 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$398,453	$118,127	$12,410	$528,990	$—	$528,990
Support services	—	—	113,786	113,786	—	113,786
Financing	—	—	—	—	85,462	85,462
Equipment sales	—	—	14,492	14,492	43,345	57,837
Supplies	—	—	32,773	32,773	—	32,773
Rentals	—	—	—	—	18,644	18,644
Subtotal	398,453	118,127	173,461	690,041	$147,451	$837,492

Revenue from leasing transactions and financing
Financing	—	—	85,462	85,462
Equipment sales	—	—	43,345	43,345
Rentals	—	—	18,644	18,644
Total revenue	$398,453	$118,127	$320,912	$837,492

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$58,750	$58,750
Products/services transferred over time	398,453	118,127	114,711	631,291
Total	$398,453	$118,127	$173,461	$690,041

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$831,515	$277,745	$28,216	$1,137,476	$—	$1,137,476
Support services	—	—	233,853	233,853	—	233,853
Financing	—	—	—	—	151,265	151,265
Equipment sales	—	—	41,511	41,511	131,559	173,070
Supplies	—	—	80,879	80,879	—	80,879
Rentals	—	—	—	—	37,857	37,857
Subtotal	831,515	277,745	384,459	1,493,719	$320,681	$1,814,400

Revenue from leasing transactions and financing
Financing	—	—	151,265	151,265
Equipment sales	—	—	131,559	131,559
Rentals	—	—	37,857	37,857
Total revenue	$831,515	$277,745	$705,140	$1,814,400

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$154,811	$154,811
Products/services transferred over time	831,515	277,745	229,648	1,338,908
Total	$831,515	$277,745	$384,459	$1,493,719

	Six Months Ended June 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$690,776	$258,847	$23,746	$973,369	$—	$973,369
Support services	—	—	235,801	235,801	—	235,801
Financing	—	—	—	—	174,540	174,540
Equipment sales	—	—	31,621	31,621	102,489	134,110
Supplies	—	—	78,482	78,482	—	78,482
Rentals	—	—	—	—	37,458	37,458
Subtotal	690,776	258,847	369,650	1,319,273	$314,487	$1,633,760

Revenue from leasing transactions and financing
Financing	—	—	174,540	174,540
Equipment sales	—	—	102,489	102,489
Rentals	—	—	37,458	37,458
Total revenue	$690,776	$258,847	$684,137	$1,633,760

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$137,124	$137,124
Products/services transferred over time	690,776	258,847	232,526	1,182,149
Total	$690,776	$258,847	$369,650	$1,319,273

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
Support services includes providing maintenance, professional and subscription services for our equipment and digital mailing and shipping technology solutions. Contract terms range from one to five years, depending on the lease term of the related equipment. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
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

Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2021	December 31, 2020	Increase/ (decrease)
Advance billings, current	Advance billings	$110,812	$106,498	$4,314
Advance billings, noncurrent	Other noncurrent liabilities	$1,304	$1,277	$27

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services for our equipment and digital mailing and shipping technology solutions. Revenue recognized during the period includes $92 million of advance billings at the beginning of the period. Advance billings above at June 30, 2021 and December 31, 2020 excludes $9 million and $8 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2021	2022	2023-2026	Total
SendTech Solutions	$152,778	$240,694	$321,288	$714,760
The amounts above exclude revenue related to performance obligations for contracts with terms less than 12 months and expected consideration for those performance obligations where revenue is recognized based on the amount billable to the customer.

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

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Ecommerce	$418,429	$398,453	$831,515	$690,776
Presort Services	134,619	118,127	277,745	258,847
SendTech Solutions	346,155	320,912	705,140	684,137
Total revenue	$899,203	$837,492	$1,814,400	$1,633,760

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Ecommerce	$(10,831)	$(18,894)	$(37,207)	$(48,369)
Presort Services	16,134	12,582	35,185	28,277
SendTech Solutions	107,121	104,268	221,591	210,830
Total segment EBIT	112,424	97,956	219,569	190,738
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(56,316)	(49,489)	(113,781)	(93,211)
Restructuring charges	(4,844)	(4,922)	(7,733)	(8,739)
Interest expense, net	(36,119)	(38,385)	(73,163)	(76,757)
Gain on sale of equity investment	—	11,908	—	11,908
Goodwill impairment	—	—	—	(198,169)
Loss on debt refinancing	(989)	—	(52,383)	(36,987)
Gain on sale of business	10,201	—	10,201	—
Gain on sale of assets	1,434	—	1,434	—
Transaction costs	—	(349)	—	(641)
(Provision) benefit for income taxes	(4,915)	(17,016)	9,077	(6,986)
Income (loss) from continuing operations	20,876	(297)	(6,779)	(218,844)
(Loss) income from discontinued operations, net of tax	(1,020)	(3,032)	(4,906)	7,032
Net income (loss)	$19,856	$(3,329)	$(11,685)	$(211,812)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Discontinued Operations
Discontinued operations for the quarter ended June 30, 2021 includes a working capital adjustment payment related to the sale of our Software Solutions business. Discontinued operations for the six months ended June 30, 2021 also includes a tax charge related to the sale of our Production Mail business. Discontinued operations for the three months ended June 30, 2020 includes a pension settlement charge related to the sale of our Software Solutions business. Discontinued operations for the six months ended June 30, 2020 also includes the gain on the sale of our software business in Australia.

5. Earnings per Share (EPS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$20,876	$(297)	$(6,779)	$(218,844)
(Loss) income from discontinued operations, net of tax	(1,020)	(3,032)	(4,906)	7,032
Net income (loss)	$19,856	$(3,329)	$(11,685)	$(211,812)
Denominator:
Weighted-average shares used in basic EPS	173,970	171,478	173,367	171,167
Dilutive effect of common stock equivalents (1)	5,009	—	—	—
Weighted-average shares used in diluted EPS	178,979	171,478	173,367	171,167
Basic earnings (loss) per share (2):
Continuing operations	$0.12	$—	$(0.04)	$(1.28)
Discontinued operations	(0.01)	(0.02)	(0.03)	0.04
Net income (loss)	$0.11	$(0.02)	$(0.07)	$(1.24)
Diluted earnings (loss) per share (2):
Continuing operations	$0.12	$—	$(0.04)	$(1.28)
Discontinued operations	(0.01)	(0.02)	(0.03)	0.04
Net income (loss)	$0.11	$(0.02)	$(0.07)	$(1.24)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	6,451	19,963	6,451	18,297
(1)     Due to the net loss for the three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020, common stock equivalents of 1,019, 5,382 and 1,190, respectively, were also excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.
(2)     The sum of the earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis, the first-in, first-out (FIFO) basis or average cost. Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$17,833	$16,570
Supplies and service parts	25,073	24,061
Finished products	30,267	30,849
Inventory at FIFO cost	73,173	71,480
Excess of FIFO cost over LIFO cost	(5,635)	(5,635)
Total inventory, net	$67,538	$65,845

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
Finance receivables consisted of the following:

	June 30, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$974,109	$195,085	$1,169,194	$994,985	$211,944	$1,206,929
Unguaranteed residual values	37,576	11,681	49,257	36,405	12,140	48,545
Unearned income	(262,058)	(60,825)	(322,883)	(275,359)	(61,686)	(337,045)
Allowance for credit losses	(23,352)	(5,362)	(28,714)	(22,917)	(6,006)	(28,923)
Net investment in sales-type lease receivables	726,275	140,579	866,854	733,114	156,392	889,506
Loan receivables
Loan receivables	257,766	23,692	281,458	268,690	22,092	290,782
Allowance for credit losses	(6,436)	(416)	(6,852)	(6,484)	(462)	(6,946)
Net investment in loan receivables	251,330	23,276	274,606	262,206	21,630	283,836
Net investment in finance receivables	$977,605	$163,855	$1,141,460	$995,320	$178,022	$1,173,342

Maturities of gross sales-type lease receivables and gross loan receivables at June 30, 2021 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2021	$202,304	$34,907	$237,211	$203,523	$23,692	$227,215
Year ending December 31, 2022	331,782	69,397	401,179	16,556	—	16,556
Year ending December 31, 2023	228,869	46,650	275,519	10,797	—	10,797
Year ending December 31, 2024	131,795	26,584	158,379	13,140	—	13,140
Year ending December 31, 2025	62,734	12,918	75,652	11,449	—	11,449
Thereafter	16,625	4,629	21,254	2,301	—	2,301
Total	$974,109	$195,085	$1,169,194	$257,766	$23,692	$281,458

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$962,059	$193,747	$253,061	$23,486	$1,432,353
Past due amounts > 90 days	12,050	1,338	4,705	206	18,299
Total	$974,109	$195,085	$257,766	$23,692	$1,450,652
Past due amounts > 90 days
Still accruing interest	$2,449	$275	$—	$—	$2,724
Not accruing interest	9,601	1,063	4,705	206	15,575
Total	$12,050	$1,338	$4,705	$206	$18,299

	December 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$972,266	$208,968	$264,484	$21,932	$1,467,650
Past due amounts > 90 days	22,719	2,976	4,206	160	30,061
Total	$994,985	$211,944	$268,690	$22,092	$1,497,711
Past due amounts > 90 days
Still accruing interest	$5,128	$463	$1,797	$59	$7,447
Not accruing interest	17,591	2,513	2,409	101	22,614
Total	$22,719	$2,976	$4,206	$160	$30,061

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
We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. However, we believe that our credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	1,127	(81)	1,477	(23)	2,500
Write-offs	(2,226)	(631)	(3,392)	(29)	(6,278)
Recoveries	1,500	146	1,862	1	3,509
Other	34	(78)	5	5	(34)
Balance at June 30, 2021	$23,352	$5,362	$6,436	$416	$35,566

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	9,025	1,257	4,758	208	15,248
Write-offs	(3,536)	(386)	(4,542)	(297)	(8,761)
Recoveries	946	44	1,386	1	2,377
Other	(23)	(7)	90	36	96
Balance at June 30, 2020	$26,603	$4,743	$6,482	$286	$38,114

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class as of June 30, 2021 and December 30, 2020.

	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$145,875	$218,083	$189,322	$127,968	$55,954	$25,132	$191,571	$953,905
Medium	27,370	44,107	43,995	29,079	15,255	5,737	51,877	217,420
High	2,866	5,405	4,959	2,952	1,475	1,335	4,610	23,602
Not Scored	47,676	64,035	59,108	33,966	13,581	3,959	33,400	255,725
Total	$223,787	$331,630	$297,384	$193,965	$86,265	$36,163	$281,458	$1,450,652

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$256,573	$228,344	$165,244	$87,346	$30,518	$12,249	$192,971	$973,245
Medium	50,785	49,946	37,168	21,388	6,470	2,375	61,625	229,757
High	6,182	5,396	3,782	1,974	1,051	143	4,518	23,046
Not Scored	80,854	77,362	48,704	24,291	7,813	971	31,668	271,663
Total	$394,394	$361,048	$254,898	$134,999	$45,852	$15,738	$290,782	$1,497,711

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

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Profit recognized at commencement (1)	$32,057	$21,271	$64,365	$51,179
Interest income	47,770	52,277	96,266	106,083
Total lease income from sales-type leases	$79,827	$73,548	$160,631	$157,262
(1) Lease contracts do not include variable lease payments.

The disclosure of total lease income from sales-type leases for the three and six months ended June 30, 2020 has been revised from $55 million to $74 million and from $119 million to $157 million, respectively. The revision did not have any impact on our Condensed Consolidated Statements of Operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2021	$19,276
Year ending December 31, 2022	22,961
Year ending December 31, 2023	13,010
Year ending December 31, 2024	9,968
Year ending December 31, 2025	3,760
Thereafter	196
Total	$69,171

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,188	$(128,247)	$139,941	$268,199	$(115,010)	$153,189
Software & technology	19,000	(14,249)	4,751	19,000	(12,350)	6,650
Total intangible assets	$287,188	$(142,496)	$144,692	$287,199	$(127,360)	$159,839

Amortization expense for the three months ended June 30, 2021 and 2020 was $8 million and $9 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $15 million and $18 million, respectively.
Future amortization expense as of June 30, 2021 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2021	$15,147
Year ending December 31, 2022	29,315
Year ending December 31, 2023	26,465
Year ending December 31, 2024	26,465
Year ending December 31, 2025	19,805
Thereafter	27,495
Total	$144,692

Goodwill
Changes in the carrying value of goodwill, by reporting segment, are shown in the table below.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2020	Disposition	Currency impact	June 30, 2021
Global Ecommerce	$609,431	$(198,169)	$411,262	$(16,200)	$—	$395,062
Presort Services	220,992	—	220,992	—	—	220,992
SendTech Solutions	520,031	—	520,031	—	(5,921)	514,110
Total goodwill	$1,350,454	$(198,169)	$1,152,285	$(16,200)	$(5,921)	$1,130,164

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
During the second quarter, we sold a U.K. based software consultancy business ("Tacit") acquired as part of our 2017 acquisition of Newgistics. We received net proceeds of $28 million and recognized a pre-tax gain of $10 million (after-tax gain of $4 million), which included a goodwill allocation of $16 million attributable to Tacit.
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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$49,696	$362,892	$—	$412,588
Equity securities	—	30,115	—	30,115
Commingled fixed income securities	1,706	19,325	—	21,031
Government and related securities	26,052	25,974	—	52,026
Corporate debt securities	—	67,674	—	67,674
Mortgage-backed / asset-backed securities	—	206,520	—	206,520
Derivatives
Interest rate swap	—	445	—	445
Foreign exchange contracts	—	438	—	438
Total assets	$77,454	$713,383	$—	$790,837
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,722)	$—	$(1,722)
Total liabilities	$—	$(1,722)	$—	$(1,722)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Available-For-Sale Securities
Available-for-sale securities are predominantly held at the Pitney Bowes Bank. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the six months ended June 30, 2021.

Available-for-sale securities consisted of the following:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$51,055	$107	$(636)	$50,526
Corporate debt securities	69,475	357	(2,158)	67,674
Commingled fixed income securities	1,716	—	(10)	1,706
Mortgage-backed / asset-backed securities	210,012	247	(3,739)	206,520
Total	$332,258	$711	$(6,543)	$326,426

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$31,882	$157	$(78)	$31,961
Corporate debt securities	71,174	614	(355)	71,433
Commingled fixed income securities	1,706	16	—	1,722
Mortgage-backed / asset-backed securities	220,659	734	(715)	220,678
Total	$325,421	$1,521	$(1,148)	$325,794

Investment securities in a loss position were as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$287,161	$6,483	$132,267	$1,072
Greater than 12 continuous months	2,016	60	2,369	76
Total	$289,177	$6,543	$134,636	$1,148
At June 30, 2021, 33% of the securities in the investment portfolio were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. The majority of our mortgage-backed securities are either guaranteed or supported by the U.S. Government. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or we receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at June 30, 2021 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$13,147	$13,149
After 1 year through 5 years	21,318	21,261
After 5 years through 10 years	60,188	58,612
After 10 years	237,605	233,404
Total	$332,258	$326,426
The scheduled maturities of mortgage-backed and asset-backed securities may not coincide with the actual payment, as borrowers have the right to prepay obligations.

Held-to-Maturity Securities
Held-to-maturity securities at June 30, 2021 were not material and at December 31, 2020 include $75 million of short-term, highly liquid time deposits. Due to the short-term nature of these securities, the carrying value approximated fair value.

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

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At June 30, 2021 and December 31, 2020, we had outstanding contracts associated with these anticipated transactions with notional amounts of less than $1 million and $8 million, respectively. Amounts included in AOCL at June 30, 2021 will be recognized in earnings within the next 12 months.

Interest Rate Swaps
In May 2021, we terminated our $500 million aggregate notional amount of interest rate swap agreements. We received $2 million that was recorded in AOCL and will be recognized ratably in income through 2024. We concurrently entered into new interest rate swap agreements with an aggregate notional amount of $200 million and designated these instruments as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$60	$96
	Accounts payable and accrued liabilities	(41)	(112)

Interest rate swaps	Other assets (Other noncurrent liabilities)	445	(2,163)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	378	3,680
	Accounts payable and accrued liabilities	(1,681)	(1,848)

	Total derivative assets	$883	$3,776
	Total derivative liabilities	(1,722)	(4,123)
	Total net derivative liability	$(839)	$(347)

Results of cash flow hedging relationships were as follows:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$(54)	$(121)	Revenue	$118	$(64)
			Cost of sales	(47)	32
Interest rate swap	(3,672)	(1,605)	Interest expense	—	—
	$(3,726)	$(1,726)		$71	$(32)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$174	$(281)	Revenue	$244	$(3)
			Cost of sales	(105)	42
Interest rate swap	2,608	(1,605)	Interest expense	—	—
	$2,782	$(1,886)		$139	$39

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at June 30, 2021 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$514	$1,200

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$1,067	$(3,667)

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

	June 30, 2021	December 31, 2020
Carrying value	$2,427,713	$2,564,393
Fair value	$2,482,619	$2,479,895

10. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2021	$10,063
Expenses, net	7,733
Cash payments	(8,825)
Noncash activity	(541)
Balance at June 30, 2021	$8,430

Balance at January 1, 2020	$12,006
Expenses, net	8,739
Cash payments	(11,365)
Noncash activity	(1,836)
Balance at June 30, 2020	$7,544
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2021	December 31, 2020
Notes due October 2021	4.875%	$—	$152,588
Notes due May 2022	5.625%	72,447	148,792
Notes due April 2023	6.20%	93,394	271,000
Notes due March 2024	4.625%	260,826	374,000
Notes due March 2027	6.875%	400,000	—
Notes due March 2029	7.25%	350,000	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due March 2026	LIBOR + 1.75%	380,000	380,000
Term loan due January 2025	LIBOR + 5.5%	—	818,125
Term loan due March 2028	LIBOR + 4.0%	448,875	—
Other debt		4,295	4,900
Principal amount		2,470,678	2,610,246
Less: unamortized costs, net		42,965	45,853
Total debt		2,427,713	2,564,393
Less: current portion long-term debt		97,015	216,032
Long-term debt		$2,330,698	$2,348,361

In 2021, we issued a $400 million 6.875% unsecured note due March 2027 and a $350 million 7.25% unsecured note due March 2029. We also entered into a new seven-year $450 million secured term loan maturing March 2028. We redeemed the remaining $153 million balance of the October 2021 notes and, under a tender offer, redeemed an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes. We also repaid the remaining $818 million balance of our term loan that was scheduled to mature in January 2025. A $52 million pre-tax loss was incurred on the refinancing of debt.

We also amended our $500 million secured revolving credit facility and our $380 million secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At June 30, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
In May 2021, we terminated our existing $500 million interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $200 million. Under the terms of the new swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.
At June 30, 2021, the interest rate of the 2028 Term Loan was 4.1% and the interest rate on the 2026 Term Loan was 1.9%.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Service cost	$105	$27	$314	$399	$226	$217
Interest cost	10,744	13,179	3,007	3,407	964	1,242
Expected return on plan assets	(19,478)	(21,303)	(8,107)	(7,969)	—	—
Amortization of transition credit	—	—	—	(1)	—	—
Amortization of prior service (credit) cost	(15)	(15)	68	59	33	94
Amortization of net actuarial loss	9,639	8,197	2,380	2,005	1,077	738
Settlement	314	612	—	3,190	—	—
Net periodic benefit cost (income)	$1,309	$697	$(2,338)	$1,090	$2,300	$2,291
Contributions to benefit plans	$1,845	$1,969	$328	$580	$3,380	$3,616

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Service cost	$131	$53	$709	$798	$450	$434
Interest cost	21,489	26,358	5,968	6,925	1,925	2,487
Expected return on plan assets	(38,956)	(42,607)	(16,091)	(16,177)	—	—
Amortization of transition credit	—	—	—	(2)	—	—
Amortization of prior service (credit) cost	(30)	(30)	135	120	65	187
Amortization of net actuarial loss	19,277	16,395	4,725	4,064	2,155	1,474
Settlement	314	1,001	—	3,190	—	—
Net periodic benefit cost (income)	$2,225	$1,170	$(4,554)	$(1,082)	$4,595	$4,582
Contributions to benefit plans	$2,860	$3,898	$9,024	$8,568	$6,900	$8,071

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

13. Income Taxes
The effective tax rate for the three and six months ended June 30, 2021 was 19.1% and 57.2%, respectively, and includes a tax benefit of $5 million due to tax legislation in the U.K. and a tax charge of $6 million on the pre-tax gain of $10 million from the sale of Tacit as the tax basis was lower than the book basis. The effective tax rate for the six months ended June 30, 2021 also includes benefits of $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by a charge of $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options.
The effective tax rate for the three and six months ended June 30, 2020 was 101.8% and (3.3)%, respectively, and includes a $12 million charge for the surrender of company owned life insurance policies. The effective tax rate for the six months ended June 30, 2020 also includes a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge is nondeductible, a benefit of $2 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options and the vesting of restricted stock.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 15% of our unrecognized tax benefits.
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

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, as of June 30, 2021, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
At June 30, 2021, we have entered into leases with aggregate lease payments of approximately $38 million and terms ranging from seven to ten years, that have not commenced.

15. Stockholders’ Equity
Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2021	$323,338	$15,269	$5,161,029	$(847,538)	$(4,632,935)	$19,163
Net income	—	—	19,856	—	—	19,856
Other comprehensive income	—	—	—	16,235	—	16,235
Dividends paid ($0.05 per common share)	—	—	(8,700)	—	—	(8,700)
Issuance of common stock	—	(16,423)	—	—	16,182	(241)
Stock-based compensation expense	—	7,057	—	—	—	7,057
Balance at June 30, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2020	$323,338	$69,553	$5,200,024	$(857,874)	$(4,705,611)	$29,430
Net loss	—	—	(3,329)	—	—	(3,329)
Other comprehensive income	—	—	—	21,612	—	21,612
Dividends paid ($0.05 per common share)	—	—	(8,576)	—	—	(8,576)
Issuance of common stock	—	(6,484)	—	—	6,498	14
Stock-based compensation expense	—	5,429	—	—	—	5,429
Balance at June 30, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395
Net loss	—	—	(11,685)	—	—	(11,685)
Other comprehensive income	—	—	—	7,828	—	7,828
Dividends paid ($0.10 per common share)	—	—	(17,325)	—	—	(17,325)
Issuance of common stock	—	(74,877)	—	—	70,756	(4,121)
Stock-based compensation expense	—	12,278	—	—	—	12,278
Balance at June 30, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2020	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting change	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(211,812)	—	—	(211,812)
Other comprehensive income	—	—	—	3,881	—	3,881
Dividends paid ($0.10 per common share)	—	—	(17,099)	—	—	(17,099)
Issuance of common stock	—	(37,200)	—	—	35,664	(1,536)
Stock-based compensation expense	—	6,950	—	—	—	6,950
Balance at June 30, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flow hedges
Revenue	$118	$(64)	$244	$(3)
Cost of sales	(47)	32	(105)	42
Interest expense, net	(96)	—	(96)	—
Total before tax	(25)	(32)	43	39
Income tax provision	(6)	(8)	11	10
Net of tax	$(19)	$(24)	$32	$29

Available-for-sale securities
Financing revenue	$1	$3,233	$—	$3,517
Selling, general and administrative expense	217	—	259	—
Total before tax	218	3,233	259	3,517
Income tax provision	55	805	65	876
Net of tax	$163	$2,428	$194	$2,641

Pension and postretirement benefit plans
Transition credit	$—	$1	$—	$2
Prior service costs	(86)	(138)	(170)	(277)
Actuarial losses	(13,096)	(10,940)	(26,157)	(21,933)
Settlement	(314)	(3,802)	(314)	(4,191)
Total before tax	(13,496)	(14,879)	(26,641)	(26,399)
Income tax benefit	(3,303)	(3,502)	(6,511)	(6,152)
Net of tax	$(10,193)	$(11,377)	$(20,130)	$(20,247)

Changes in AOCL were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications (1)	3,456	(4,783)	—	(10,749)	(12,076)
Reclassifications into earnings (1)	(32)	(194)	20,130	—	19,904
Net other comprehensive income (loss)	3,424	(4,977)	20,130	(10,749)	7,828
Balance at June 30, 2021	$2,013	$(4,575)	$(830,933)	$2,192	$(831,303)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications (1)	(1,416)	5,356	—	(17,636)	(13,696)
Reclassifications into earnings (1)	(29)	(2,641)	20,247	—	17,577
Net other comprehensive (loss) income	(1,445)	2,715	20,247	(17,636)	3,881
Balance at June 30, 2020	$(1,108)	$5,564	$(798,771)	$(41,947)	$(836,262)
(1)     Amounts are net of tax.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables for the six months ended June 30, 2021 and 2020 is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of period	Accounts and other receivables	Other assets
June 30, 2021	$35,344	$—	$2,488	$(7,085)	$30,747	$13,959	$16,788
June 30, 2020	$17,830	$15,336	$12,692	$(13,384)	$32,474	$32,474	$—
Other (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on debt refinancing	$989	$—	$52,383	$36,987
Insurance proceeds	(3,000)	(5,467)	(3,000)	(8,967)
Gain on sale of equity investment	—	(11,908)	—	(11,908)
Gain on sale of business	(10,201)	—	(10,201)	—
Gain on sale of assets	(1,434)	—	(1,434)	—
Other (income) expense	$(13,646)	$(17,375)	$37,748	$16,112

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2021	2020
Cash interest paid	$58,501	$82,732
Cash income tax payments, net of refunds	$2,180	$12,176
Finance leased assets obtained in exchange for new lease obligations	$19,568	$2,756

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act) may change based on various factors. Forward-looking statements are based on current expectations and assumptions, which we believe are reasonable; however, such statements are subject to risks and uncertainties, and actual results could differ materially from those projected or assumed in any of our forward-looking statements. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements in this Form 10-Q speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference speak only as of the date of those documents.
Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, we continue to navigate the impacts of the COVID-19 pandemic (COVID-19), including its effects on the cost and availability of labor and transportation and global supply chains. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the loss of, or significant changes to, our contractual relationships with the United States Postal Service (USPS) or USPS' performance under those contracts
•our ability to continue to grow and manage volumes, gain additional economies of scale and improve profitability within our Global Ecommerce and Presort Services segments
•changes in labor and transportation availability and costs
•third-party suppliers' ability to provide products and services required by us and our clients
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•our success at managing customer credit risk
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs
•changes in tax laws, rulings or regulations, including the impact of potential U.S. tax reform
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter
•changes in foreign currency exchange rates and interest rates
•increased environmental and climate change requirements or other developments in these areas
•the United Kingdom's exit from the European Union
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2020 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview
Financial Results Summary - Three and Six Months Ended June 30:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % Change	2021	2020	Actual % change	Constant Currency % change
Business services	$567,022	$528,990	7%	6%	$1,137,476	$973,369	17%	16%
Support services	115,156	113,786	1%	(1)%	233,853	235,801	(1)%	(2)%
Financing	73,453	85,462	(14)%	(16)%	151,265	174,540	(13)%	(15)%
Equipment sales	86,267	57,837	49%	46%	173,070	134,110	29%	27%
Supplies	38,655	32,773	18%	14%	80,879	78,482	3%	—%
Rentals	18,650	18,644	—%	(2)%	37,857	37,458	1%	(1)%
Total revenue	$899,203	$837,492	7%	6%	$1,814,400	$1,633,760	11%	10%

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Actual % change	Constant currency % change	2021	2020	Actual % change	Constant currency % change
Global Ecommerce	$418,429	$398,453	5%	3%	$831,515	$690,776	20%	19%
Presort Services	134,619	118,127	14%	14%	277,745	258,847	7%	7%
SendTech Solutions	346,155	320,912	8%	6%	705,140	684,137	3%	1%
Total	$899,203	$837,492	7%	6%	$1,814,400	$1,633,760	11%	10%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
Global Ecommerce	$(10,831)	$(18,894)	43%	$(37,207)	$(48,369)	23%
Presort Services	16,134	12,582	28%	35,185	28,277	24%
SendTech Solutions	107,121	104,268	3%	221,591	210,830	5%
Total Segment EBIT	$112,424	$97,956	15%	$219,569	$190,738	15%

Beginning primarily in the second quarter of 2020, COVID-19 impacted our financial results in different ways in each of our businesses. Global Ecommerce experienced a significant increase in volumes and revenue due to the demand for ecommerce solutions; however, the increase in volumes resulted in higher postal costs driven by capacity constraints and higher labor and transportation costs due to increased demand and competition for these resources. Presort Services experienced a decline in both First Class and Marketing Mail and higher labor costs. Global Ecommerce and Presort Services also incurred additional costs and experienced lower productivity as a result of the health and safety measures implemented in their facilities. In SendTech Solutions, the increase in the number of clients working remotely adversely impacted demand for and usage of our mailing equipment and supplies, and our ability to perform on-site service and installations.

Revenue increased 7% as reported and 6% at constant currency in the second quarter of 2021 compared to the prior year, primarily driven by higher business services revenue, equipment sales and supplies revenue, partially offset by lower financing income. Business services revenue increased 7% as reported and 6% at constant currency driven by a 14% increase in Presort Services revenue due to higher Marketing Mail and First Class mail volumes, and a 5% increase (3% at constant currency) in Global Ecommerce due to higher cross-border volumes. Equipment sales increased 49% (46% at constant currency) and supplies increased 18% (14% at constant currency) primarily due to the impacts of COVID-19 on the prior year quarter. The decline in financing income is primarily due to a declining financing portfolio.

Segment EBIT in the quarter increased 15% as all segments reported improvements over the prior year. Global Ecommerce EBIT improved 43% primarily due to higher revenue and lower operating expense, primarily due to higher credit loss provision and costs in the prior year due to COVID-19. Presort Services EBIT increased 28% and SendTech Solutions EBIT improved 3% over the prior year quarter primarily due to higher revenue. Refer to Results of Operations section for further information.

During the quarter, we also received proceeds of $28 million and recognized a pre-tax gain of $10 million recognized in other (income) expense from the sale of a U.K. based software consultancy business ("Tacit") acquired as part of our 2017 acquisition of Newgistics.

Outlook

The impacts of COVID-19 on our business, operations and financial performance remain uncertain, especially in light of new variants of COVID-19 and increased cases in certain parts of the country and world. Supply chain issues continue to pose challenges. Specifically, the global semiconductor chip shortage may adversely affect our needed supply for SendTech equipment for the remainder of 2021. The extent of that impact will depend upon the duration and severity of the shortage, as well as our success in mitigating against its impact. Accordingly, there are some unique factors not within our control that could affect our business and current outlook for 2021. However, we believe we are well positioned to navigate the current conditions and will continue to take proactive steps to manage our operations and related financial impacts.

Despite some of these ongoing uncertainties, we do not expect the global economy or our individual businesses to be affected to the same extent in 2021 as in 2020. Within Global Ecommerce, we anticipate revenue growth in 2021, although not at the growth rates experienced in 2020. We expect margin and profit improvements in 2021 from pricing initiatives and operational improvements within our facilities and network designed to drive efficiencies and increase productivity; however, we also expect continued growth of the market's need for transportation services and labor to generate increased costs. Within Presort Services, we expect continued growth throughout 2021 and margin improvements from productivity initiatives, increased automation and facilities consolidation and optimization. Within SendTech Solutions, we expect revenue to decline, but growth in our cloud-enabled shipping solutions and sales of our multi-purpose devices to partially offset these declines. On a consolidated basis, we expect revenue growth in the low to mid-single digit range in 2021 compared to 2020.

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

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$418,429	$398,453	5%	3%	$373,347	$355,861	10.8%	10.7%

	Segment EBIT
	Three Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$(10,831)	$(18,894)	43%
Global Ecommerce revenue increased 5% as reported and 3% at constant currency in the second quarter of 2021 compared to the prior year period due to volume growth in cross-border contributing revenue of 12%, partially offset by lower revenue contribution of domestic parcel delivery volumes and digital delivery volumes of 6% and 3%, respectively.
Total gross margin increased $2 million and gross margin percentage remained flat compared to the prior year primarily due to the increase in revenue partially offset by higher transportation and postal costs.
Segment EBIT for the second quarter of 2021 was a loss of $11 million compared to a loss of $19 million in the prior year period. The reduction in loss was primarily driven by the increase in gross margin of $2 million and a $6 million credit loss charge in the prior year associated with COVID-19.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$831,515	$690,776	20%	19%	$757,655	$621,082	8.9%	10.1%

	Segment EBIT
	Six Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$(37,207)	$(48,369)	23%

Global Ecommerce revenue increased 20% as reported and 19% at constant currency in the first six months of 2021 compared to the prior year period due to an increase in cross-border volumes and domestic parcel delivery volumes each contributing to revenue growth of 13% and 6%, respectively.
Total gross margin increased $4 million due to higher revenue, but the gross margin percentage declined to 8.9% from 10.1% primarily due to higher transportation, postal and labor costs.
Segment EBIT for the first six months of 2021 was a loss of $37 million compared to a loss of $48 million in the prior year period. The reduction in loss was driven by the increase in gross margin and $7 million in lower operating expenses, including lower credit loss provision.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$134,619	$118,127	14%	14%	$103,175	$93,542	23.4%	20.8%

	Segment EBIT
	Three Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$16,134	$12,582	28%
Presort Services revenue increased 14% in the second quarter of 2021 compared to the prior year period. Marketing Mail volumes and First Class Mail volumes each contributed revenue growth of 7% primarily due to the impact of COVID-19 on the prior year period.
Gross margin increased to 23.4% from 20.8% primarily due to the increase in revenue, partially offset by higher labor costs driven by wage increases to address the increase in competition for labor resources.

Segment EBIT increased $4 million or 28% in the second quarter of 2021, due to a $7 million increase in gross margin partially offset by $3 million of insurance proceeds related to a malware attack received in the prior year.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$277,745	$258,847	7%	7%	$212,174	$198,781	23.6%	23.2%

	Segment EBIT
	Six Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$35,185	$28,277	24%

Presort Services revenue increased 7% in the first six months of 2021 compared to the prior year period primarily due higher volumes of Marketing Mail and First Class Mail, which contributed revenue growth of 4% and 3%, respectively primarily due to the impact of COVID-19 on the prior year period.
Gross margin increased $6 million and gross margin percentage increased slightly to 23.6% from 23.2% primarily due to the increase in revenue.

Segment EBIT increased $7 million or 24% in the first six months of 2021, primarily due to the increase in gross margin of $6 million and lower operating expenses of $1 million.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$13,974	$12,410	13%	12%	$6,247	$4,856	55.3%	60.9%
Support services	115,156	113,786	1%	(1)%	37,095	36,196	67.8%	68.2%
Financing	73,453	85,462	(14)%	(16)%	11,773	11,939	84.0%	86.0%
Equipment sales	86,267	57,837	49%	46%	61,503	47,866	28.7%	17.2%
Supplies	38,655	32,773	18%	14%	10,467	8,377	72.9%	74.4%
Rentals	18,650	18,644	—%	(2)%	6,013	6,021	67.8%	67.7%
Total revenue	$346,155	$320,912	8%	6%	$133,098	$115,255	61.5%	64.1%

	Segment EBIT
	Three Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$107,121	$104,268	3%
SendTech Solutions revenue increased 8% as reported and 6% at constant currency in the second quarter of 2021 compared to the prior year. Equipment sales increased 49% as reported and 46% at constant currency and supplies revenue increased 18% as reported and 14% at constant currency primarily due to the effect on the prior year from COVID-19 that impacted our ability to contact and service clients and perform on-site installations and reduced usage and demand for supplies. Business services revenue increased 13% as reported and 12% at constant currency primarily due to an increased use of our shipping products. These increases were partially offset by a decline in financing income of 14% as reported and 16% at constant currency primarily driven by a declining financing portfolio.
Gross margin for the second quarter of 2021 decreased to 61.5% from 64.1% in the prior year period. Equipment sales gross margin increased to 28.7% from 17.2% primarily due to the increase in revenue. Supplies gross margin decreased to 72.9% from 74.4% primarily due to product mix.
Segment EBIT increased $3 million or 3% in the second quarter of 2021 compared to the prior year, primarily driven by the increase in gross margin of $7 million, partially offset by higher operating expenses of $4 million.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$28,216	$23,746	19%	19%	$12,315	$9,042	56.4%	61.9%
Support services	233,853	235,801	(1)%	(2)%	73,323	75,823	68.6%	67.8%
Financing	151,265	174,540	(13)%	(15)%	23,659	24,428	84.4%	86.0%
Equipment sales	173,070	134,110	29%	27%	123,293	105,214	28.8%	21.5%
Supplies	80,879	78,482	3%	—%	21,678	20,619	73.2%	73.7%
Rentals	37,857	37,458	1%	(1)%	12,460	12,400	67.1%	66.9%
Total revenue	$705,140	$684,137	3%	1%	$266,728	$247,526	62.2%	63.8%

	Segment EBIT
	Six Months Ended June 30,
	2021	2020	Actual % change
Segment EBIT	$221,591	$210,830	5%

SendTech Solutions revenue increased 3% as reported and 1% at constant currency in the first six months of 2021 compared to the prior year. Equipment sales increased 29% as reported and 27% at constant currency and supplies revenue increased 3% as reported and was flat at constant currency primarily due to the effect on the prior year from COVID-19 that impacted our ability to contact and service clients and perform on-site installations and reduced usage and demand for supplies. Business services revenue increased 19% primarily due to an increased use of our shipping products. These increases were partially offset by declines in financing income and support services revenue. Financing income decreased 13% as reported and 15% at constant currency primarily driven by a declining financing portfolio and support services revenue decreased 1% as reported and 2% at constant currency primarily due to the declining meter population.

Gross margin for the first six months of 2021 decreased to 62.2% from 63.8% compared to the prior year period. Business services gross margin decreased to 56.4% from 61.9% primarily driven by a shift to lower margin products and financing income margin decreased to 84.4% from 86% due to rising interest rates. Equipment sales gross margin increased to 28.8% from 21.5% primarily due the increase in revenue.
Segment EBIT increased $11 million or 5% in the first six months of 2021 compared to the prior year, primarily driven by a $10 million credit loss charge in the prior year associated with COVID-19.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Actual % change	2021	2020	Actual % change
Unallocated corporate expenses	$56,316	$49,489	14%	$113,781	$93,211	22%

The increase in unallocated corporate expenses in the quarter compared to the prior year period was driven primarily by higher employee-related expenses of $10 million partially offset by lower professional fees of $5 million. The increase in unallocated corporate expenses for the first six months of 2021 compared to the prior year was primarily due to higher employee-related expenses of $18 million, insurance costs of $2 million and marketing expenses of $1 million.

CONSOLIDATED EXPENSES
Selling, general and administrative (SG&A)
SG&A expense of $236 million in the quarter increased 1% compared to the prior period, primarily due higher employee-related expenses of $18 million and higher insurance costs of $3 million, partially offset by lower professional fees of $10 million and lower provision for credit losses of $11 million. SG&A expense of $474 million for the first six months of 2021 decreased 2% compared to the prior year period, primarily due to lower credit loss provision of $23 million and professional fees of $15 million, partially offset by higher employee-related expenses of $29 million.
Research and development (R&D)
R&D expense increased 48%, or $4 million in the second quarter of 2021 and increased 14%, or $3 million in the first six months of 2021 compared to the prior year period, primarily due to a shift in the mix of projects as well as the timing of project spending.
Restructuring charges
Restructuring charges primarily includes costs for employee severance and facility closures. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Other (income) expense
Other income of $14 million in the second quarter of 2021 includes a $10 million gain from the sale of Tacit, $3 million of insurance proceeds, a $1 million gain from an asset sale and a $1 million loss on the early repayment of debt. Other expense of $38 million for the first six months of 2021 also includes a $51 million loss on debt refinancing recognized in the first quarter. See Note 17 to the Condensed Consolidated Financial Statements for further information.

INCOME TAXES AND DISCONTINUED OPERATIONS
Income taxes
The effective tax rate for the three and six months ended June 30, 2021 was 19.1% and 57.2%, respectively, and includes a tax benefit of $5 million due to tax legislation in the U.K. and a tax charge of $6 million on the pre-tax gain of $10 million from the sale of Tacit. See Note 13 to the Condensed Consolidated Financial Statements for further information.
Discontinued Operations
Discontinued operations for the quarter ended June 30, 2021 includes a working capital adjustment payment related to the sale of our Software Solutions business. Discontinued operations for the six months ended June 30, 2021 also includes a tax charge related to the sale of our Production Mail business.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2021, we had cash, cash equivalents and short-term investments of $814 million. This includes $211 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2021	2020	Change
Net cash provided by operating activities	$144,729	$86,422	$58,307
Net cash used in investing activities	(68,034)	(76,489)	8,455
Net cash used in financing activities	(199,024)	(62,267)	(136,757)
Effect of exchange rate changes on cash and cash equivalents	349	(9,211)	9,560
Change in cash and cash equivalents	$(121,980)	$(61,545)	$(60,435)
Operating Activities
Cash provided by operating activities was $145 million for the six months ended June 30, 2021 compared to $86 million in the prior year period. The increase of $58 million is primarily due to higher collections of receivables.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 improved $8 million compared to the prior year period. Net cash from investing activities benefited $58 million from investment activities due to the timing of purchases and maturities, but was partially offset by higher capital expenditures of $24 million as we prioritized and limited our capital expenditures in 2020 in connection with COVID-19.
Cash flows from investing activities in 2021 were also negatively impacted by lower proceeds from asset, business and other invest sales of $29 million. Cash flows from investing activities in 2021 include net proceeds of $28 million from the sale of Tacit and $2 million for other asset sales, whereas cash flows from investing activities in 2020 included proceeds of $46 million from the surrender of company-owned life insurance policies and $12 million from the sale of an equity investment.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2021 was $199 million compared to $62 million in the prior year period. The increase of $137 million is primarily due to higher net repayments of debt of $112 million, higher premiums and fees to extinguish debt of $14 million and lower cash from customer deposits at PB Bank of $7 million.

Financings and Capitalization
During 2021, we issued a $400 million 6.875% unsecured note due March 2027 and a $350 million 7.25% unsecured note due March 2029. We also entered into a new seven-year $450 million secured term loan maturing March 2028.
We redeemed the remaining $153 million balance of the October 2021 notes and, under a tender offer, redeemed an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes. We also repaid the remaining $818 million balance of our term loan that was scheduled to mature in January 2025.
We also amended our $500 million secured revolving credit facility and our $380 million secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At June 30, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
In May 2021, we terminated our existing $500 million interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $200 million. Under the terms of the swap agreements, we pay fixed-rate interest of

0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.
Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.
Contractual Obligations and Off-Balance Sheet Arrangements
At June 30, 2021, we have entered into leases with aggregate lease payments of approximately $38 million and terms ranging from seven to ten years, that have not commenced.

At June 30, 2021, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2021.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2020 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes and currently have Board authorization to repurchase up to $16 million of our common stock. There were no repurchases of our common stock during the first six months of 2021.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
4.1	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.1
4.2	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.2
10.1	First Amendment, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 23, 2021)	10.1
10.2	First Refinancing Agreement, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and refinancing tranche B term lender. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 23, 2021)	10.2
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	August 3, 2021

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)