Form 10-Q
period 2021-09-30
PITNEY BOWES INC /DE/
filed 2021-11-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2021, 176,064,604 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Business services	$551,384	$550,954	$1,688,860	$1,524,323
Support services	113,413	117,519	347,266	353,320
Financing	71,936	86,218	223,201	260,758
Equipment sales	83,234	79,572	256,304	213,682
Supplies	38,211	39,635	119,090	118,117
Rentals	17,271	18,000	55,128	55,458
Total revenue	875,449	891,898	2,689,849	2,525,658
Costs and expenses:
Cost of business services	472,216	482,965	1,454,564	1,311,941
Cost of support services	38,250	37,647	112,646	114,132
Financing interest expense	11,710	11,626	35,369	36,054
Cost of equipment sales	62,221	59,766	185,622	165,045
Cost of supplies	10,705	10,132	32,383	30,751
Cost of rentals	6,480	6,055	18,940	18,455
Selling, general and administrative	225,024	238,618	699,316	720,882
Research and development	10,621	9,255	32,996	28,838
Restructuring charges	3,701	3,766	11,434	12,505
Goodwill impairment	—	—	—	198,169
Interest expense, net	24,312	27,175	73,816	79,504
Other components of net pension and postretirement cost (income)	46	(109)	708	126
Other expense (income)	3,193	(6,325)	40,941	9,787
Total costs and expenses	868,479	880,571	2,698,735	2,726,189
Income (loss) from continuing operations before taxes	6,970	11,327	(8,886)	(200,531)
(Benefit) provision for income taxes	(1,525)	554	(10,602)	7,540
Income (loss) from continuing operations	8,495	10,773	1,716	(208,071)
Income (loss) from discontinued operations, net of tax	572	616	(4,334)	7,648
Net income (loss)	$9,067	$11,389	$(2,618)	$(200,423)
Basic earnings (loss) per share (1):
Continuing operations	$0.05	$0.06	$0.01	$(1.21)
Discontinued operations	—	—	(0.02)	0.04
Net income (loss)	$0.05	$0.07	$(0.02)	$(1.17)
Diluted earnings (loss) per share (1):
Continuing operations	$0.05	$0.06	$0.01	$(1.21)
Discontinued operations	—	—	(0.02)	0.04
Net income (loss)	$0.05	$0.07	$(0.02)	$(1.17)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$9,067	$11,389	$(2,618)	$(200,423)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(1,062), $1,621, $(765) and $(91), respectively	(18,175)	22,676	(28,924)	5,040
Net unrealized gain (loss) on cash flow hedges, net of tax of $17, $(317), $1,152 and $(796), respectively	50	(957)	3,474	(2,402)
Net unrealized loss on investment securities, net of tax of $(467), $(2,716), $(2,117) and $(1,816), respectively	(1,408)	(8,191)	(6,385)	(5,476)
Amortization of pension and postretirement costs, net of tax of $3,097, $2,875, $9,608 and $9,027, respectively	9,606	9,162	29,736	29,409
Other comprehensive (loss) income, net of tax	(9,927)	22,690	(2,099)	26,571
Comprehensive (loss) income	$(860)	$34,079	$(4,717)	$(173,852)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$729,149	$921,450
Short-term investments (includes $3,334 and $18,974, respectively, reported at fair value)	14,060	18,974
Accounts and other receivables (net of allowance of $11,807 and $18,899, respectively)	313,765	389,240
Short-term finance receivables (net of allowance of $14,078 and $18,012, respectively)	556,985	568,050
Inventories	69,496	65,845
Current income taxes	32,290	23,219
Other current assets and prepayments	127,513	120,145
Total current assets	1,843,258	2,106,923
Property, plant and equipment, net	467,396	391,280
Rental property and equipment, net	36,461	38,435
Long-term finance receivables (net of allowance of $15,829 and $17,857 respectively)	582,352	605,292
Goodwill	1,124,705	1,152,285
Intangible assets, net	137,118	159,839
Operating lease assets	212,028	201,916
Noncurrent income taxes	67,049	72,653
Other assets (includes $337,577 and $355,799, respectively, reported at fair value)	484,247	491,514
Total assets	$4,954,614	$5,220,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$871,798	$880,616
Customer deposits at Pitney Bowes Bank	642,712	617,200
Current operating lease liabilities	41,347	39,182
Current portion of long-term debt	24,733	216,032
Advance billings	104,094	114,550
Current income taxes	4,078	2,880
Total current liabilities	1,688,762	1,870,460
Long-term debt	2,314,151	2,348,361
Deferred taxes on income	283,395	279,451
Tax uncertainties and other income tax liabilities	35,380	38,163
Noncurrent operating lease liabilities	193,861	180,292
Other noncurrent liabilities	390,402	437,015
Total liabilities	4,905,951	5,153,742

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	2,463	68,502
Retained earnings	5,172,527	5,201,195
Accumulated other comprehensive loss	(841,230)	(839,131)
Treasury stock, at cost (148,809,481 and 151,362,724 shares, respectively)	(4,608,435)	(4,687,509)
Total stockholders’ equity	48,663	66,395
Total liabilities and stockholders’ equity	$4,954,614	$5,220,137

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,618)	$(200,423)
Loss (income) from discontinued operations, net of tax	4,334	(7,648)
Restructuring payments	(14,847)	(15,869)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	121,225	120,403
Allowance for credit losses	6,382	35,400
Stock-based compensation	15,448	15,236
Restructuring charges	11,434	12,505
Amortization of debt fees	5,694	7,962
Goodwill impairment	—	198,169
Loss on debt refinancing	55,576	36,987
Gain on asset sales	(1,434)	(21,969)
Gain on sale of business	(10,201)	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	62,537	(8,064)
Finance receivables	31,893	86,135
Inventories	(4,304)	1,051
Other current assets and prepayments	(8,900)	(18,400)
Accounts payable	20,953	(14,486)
Accrued liabilities	(28,285)	13,439
Current and noncurrent income taxes	(14,294)	21,682
Advance billings	(9,402)	687
Pension and retiree medical liabilities	(58,287)	(60,442)
Other, net	33,270	27,234
Net cash from operating activities - continuing operations	216,174	229,589
Net cash from operating activities - discontinued operations	—	(38,423)
Net cash from operating activities	216,174	191,166
Cash flows from investing activities:
Capital expenditures	(140,907)	(80,787)
Purchases of investment securities	(70,896)	(591,304)
Proceeds from sales/maturities of investment securities	78,941	501,459
Net investment in loan receivables	(6,627)	(3,806)
Proceeds from asset sales	1,840	58,248
Acquisitions, net of cash acquired	—	(6,608)
Proceeds from sale of business, net of cash sold	27,573	—
Other investing activities	—	9,559
Net cash from investing activities - continuing operations	(110,076)	(113,239)
Net cash from investing activities - discontinued operations	(1,610)	(2,502)
Net cash from investing activities	(111,686)	(115,741)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	1,195,500	916,544
Principal payments of debt	(1,429,603)	(1,072,260)
Premiums and fees paid to refinance debt	(50,130)	(32,645)
Dividends paid to stockholders	(26,050)	(25,693)
Customer deposits at Pitney Bowes Bank	25,512	19,464
Other financing activities	(7,078)	(3,318)
Net cash from financing activities	(291,849)	(197,908)
Effect of exchange rate changes on cash and cash equivalents	(4,940)	(2,782)
Change in cash and cash equivalents	(192,301)	(125,265)
Cash and cash equivalents at beginning of period	921,450	924,442
Cash and cash equivalents at end of period	$729,149	$799,177

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a global shipping and mailing company that provides technology, logistics, and financial services to more than 90 percent of the Fortune 500. Small business, retail, enterprise and government clients around the world rely on us to remove the complexity of sending mail and parcels. For additional information, visit www.pitneybowes.com.

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

In the fourth quarter 2020, we determined that based on their nature, certain cash flows from loan receivables classified as cash flows from operating activities should have been classified as investment in loans receivables within cash flows from investing activities. It was also determined that certain investment purchases and maturities that were previously reported on a net basis should have been reported on a gross basis. Finally, previously reported cash flows from investing activities resulting from changes in customer deposits at the Pitney Bowes Bank (the Bank) are now reported as cash flows from financing activities. These adjustments were not material to the previously issued 2020 interim financial statements; however, the cash flow statement for the period ended September 30, 2020 has been revised and the impact on our previously issued interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 is as follows:

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
We have matched LIBOR-based debt with LIBOR based interest rate swaps and have elected to apply the practical expedient related to probability and the assessment of the effectiveness for future LIBOR-indexed cash flows, which assumes that the debt instrument will use the same index rate as its corresponding interest rate swap once a new reference rate is established to replace LIBOR. We may apply other expedients as additional reference rate changes occur. We continue to assess the impact of this standard on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$398,011	$139,296	$14,077	$551,384	$—	$551,384
Support services	—	—	113,413	113,413	—	113,413
Financing	—	—	—	—	71,936	71,936
Equipment sales	—	—	25,089	25,089	58,145	83,234
Supplies	—	—	38,211	38,211	—	38,211
Rentals	—	—	—	—	17,271	17,271
Subtotal	398,011	139,296	190,790	728,097	$147,352	$875,449

Revenue from leasing transactions and financing
Financing	—	—	71,936	71,936
Equipment sales	—	—	58,145	58,145
Rentals	—	—	17,271	17,271
Total revenue	$398,011	$139,296	$338,142	$875,449

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$81,205	$81,205
Products/services transferred over time	398,011	139,296	109,585	646,892
Total	$398,011	$139,296	$190,790	$728,097

	Three Months Ended September 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$409,981	$127,705	$13,268	$550,954	$—	$550,954
Support services	—	—	117,519	117,519	—	117,519
Financing	—	—	—	—	86,218	86,218
Equipment sales	—	—	17,935	17,935	61,637	79,572
Supplies	—	—	39,635	39,635	—	39,635
Rentals	—	—	—	—	18,000	18,000
Subtotal	409,981	127,705	188,357	726,043	$165,855	$891,898

Revenue from leasing transactions and financing
Financing	—	—	86,218	86,218
Equipment sales	—	—	61,637	61,637
Rentals	—	—	18,000	18,000
Total revenue	$409,981	$127,705	$354,212	$891,898

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$73,602	$73,602
Products/services transferred over time	409,981	127,705	114,755	652,441
Total	$409,981	$127,705	$188,357	$726,043

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,229,526	$417,041	$42,293	$1,688,860	$—	$1,688,860
Support services	—	—	347,266	347,266	—	347,266
Financing	—	—	—	—	223,201	223,201
Equipment sales	—	—	66,600	66,600	189,704	256,304
Supplies	—	—	119,090	119,090	—	119,090
Rentals	—	—	—	—	55,128	55,128
Subtotal	1,229,526	417,041	575,249	2,221,816	$468,033	$2,689,849

Revenue from leasing transactions and financing
Financing	—	—	223,201	223,201
Equipment sales	—	—	189,704	189,704
Rentals	—	—	55,128	55,128
Total revenue	$1,229,526	$417,041	$1,043,282	$2,689,849

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$236,016	$236,016
Products/services transferred over time	1,229,526	417,041	339,233	1,985,800
Total	$1,229,526	$417,041	$575,249	$2,221,816

	Nine Months Ended September 30, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,100,757	$386,552	$37,014	$1,524,323	$—	$1,524,323
Support services	—	—	353,320	353,320	—	353,320
Financing	—	—	—	—	260,758	260,758
Equipment sales	—	—	49,556	49,556	164,126	213,682
Supplies	—	—	118,117	118,117	—	118,117
Rentals	—	—	—	—	55,458	55,458
Subtotal	1,100,757	386,552	558,007	2,045,316	$480,342	$2,525,658

Revenue from leasing transactions and financing
Financing	—	—	260,758	260,758
Equipment sales	—	—	164,126	164,126
Rentals	—	—	55,458	55,458
Total revenue	$1,100,757	$386,552	$1,038,349	$2,525,658

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$210,726	$210,726
Products/services transferred over time	1,100,757	386,552	347,281	1,834,590
Total	$1,100,757	$386,552	$558,007	$2,045,316

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

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2021	December 31, 2020	Increase/ (decrease)
Advance billings, current	Advance billings	$96,851	$106,498	$(9,647)
Advance billings, noncurrent	Other noncurrent liabilities	$1,187	$1,277	$(90)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services for our equipment and digital mailing and shipping technology solutions. Revenue recognized during the period includes $93 million of advance billings at the beginning of the period. Advance billings above at September 30, 2021 and December 31, 2020 excludes $7 million and $8 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2021	2022	2023-2026	Total
SendTech Solutions	$85,186	$247,772	$364,157	$697,115
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

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Ecommerce	$398,011	$409,981	$1,229,526	$1,100,757
Presort Services	139,296	127,705	417,041	386,552
SendTech Solutions	338,142	354,212	1,043,282	1,038,349
Total revenue	$875,449	$891,898	$2,689,849	$2,525,658

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Ecommerce	$(20,950)	$(19,757)	$(58,157)	$(68,126)
Presort Services	21,062	14,481	56,247	42,758
SendTech Solutions	98,950	112,599	320,541	323,429
Total segment EBIT	99,062	107,323	318,631	298,061
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(49,176)	(53,429)	(162,957)	(146,640)
Restructuring charges	(3,701)	(3,766)	(11,434)	(12,505)
Interest expense, net	(36,022)	(38,801)	(109,185)	(115,558)
Gain on sale of assets	—	—	1,434	11,908
Goodwill impairment	—	—	—	(198,169)
Loss on debt refinancing	(3,193)	—	(55,576)	(36,987)
Gain on sale of business	—	—	10,201	—
Transaction costs	—	—	—	(641)
Benefit (provision) for income taxes	1,525	(554)	10,602	(7,540)
Income (loss) from continuing operations	8,495	10,773	1,716	(208,071)
Income (loss) from discontinued operations, net of tax	572	616	(4,334)	7,648
Net income (loss)	$9,067	$11,389	$(2,618)	$(200,423)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2021 and 2020 include working capital adjustments, tax-related adjustments and other adjustments in connection with the sale of our Software Solutions business in 2019 and Production Mail business in 2018. Discontinued operations for the nine months ended September 30, 2021 also includes a tax charge related to the sale of the Production Mail business and discontinued operations for the nine months ended September 30, 2020 also includes the gain on the sale of our software business in Australia, which closed in January 2020.

5. Earnings per Share (EPS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$8,495	$10,773	$1,716	$(208,071)
Income (loss) from discontinued operations, net of tax	572	616	(4,334)	7,648
Net income (loss)	$9,067	$11,389	$(2,618)	$(200,423)
Denominator:
Weighted-average shares used in basic EPS	174,399	171,828	173,691	171,388
Dilutive effect of common stock equivalents (1)	5,010	2,876	5,258	—
Weighted-average shares used in diluted EPS	179,409	174,704	178,949	171,388
Basic earnings (loss) per share (2):
Continuing operations	$0.05	$0.06	$0.01	$(1.21)
Discontinued operations	—	—	(0.02)	0.04
Net income (loss)	$0.05	$0.07	$(0.02)	$(1.17)
Diluted earnings (loss) per share (2):
Continuing operations	$0.05	$0.06	$0.01	$(1.21)
Discontinued operations	—	—	(0.02)	0.04
Net income (loss)	$0.05	$0.07	$(0.02)	$(1.17)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	6,529	14,828	6,529	15,855
(1)     Due to the net loss for the nine months ended September 30, 2020, common stock equivalents of 1,604 were also excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.
(2)     The sum of the earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis, the first-in, first-out (FIFO) basis or average cost. Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$19,289	$16,570
Supplies and service parts	26,162	24,061
Finished products	29,680	30,849
Inventory at FIFO cost	75,131	71,480
Excess of FIFO cost over LIFO cost	(5,635)	(5,635)
Total inventory, net	$69,496	$65,845

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
Finance receivables consisted of the following:

	September 30, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$960,290	$186,979	$1,147,269	$994,985	$211,944	$1,206,929
Unguaranteed residual values	37,827	11,101	48,928	36,405	12,140	48,545
Unearned income	(251,451)	(57,565)	(309,016)	(275,359)	(61,686)	(337,045)
Allowance for credit losses	(22,321)	(3,977)	(26,298)	(22,917)	(6,006)	(28,923)
Net investment in sales-type lease receivables	724,345	136,538	860,883	733,114	156,392	889,506
Loan receivables
Loan receivables	259,653	22,410	282,063	268,690	22,092	290,782
Allowance for credit losses	(3,373)	(236)	(3,609)	(6,484)	(462)	(6,946)
Net investment in loan receivables	256,280	22,174	278,454	262,206	21,630	283,836
Net investment in finance receivables	$980,625	$158,712	$1,139,337	$995,320	$178,022	$1,173,342

Maturities of gross sales-type lease receivables and gross loan receivables at September 30, 2021 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remaining for year ending December 31, 2021	$104,087	$16,956	$121,043	$205,035	$22,410	$227,445
Year ending December 31, 2022	353,220	70,368	423,588	20,692	—	20,692
Year ending December 31, 2023	253,168	48,930	302,098	14,616	—	14,616
Year ending December 31, 2024	154,417	29,172	183,589	11,998	—	11,998
Year ending December 31, 2025	76,001	15,305	91,306	6,429	—	6,429
Thereafter	19,397	6,248	25,645	883	—	883
Total	$960,290	$186,979	$1,147,269	$259,653	$22,410	$282,063

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$955,731	$184,616	$255,365	$22,311	$1,418,023
Past due amounts > 90 days	4,559	2,363	4,288	99	11,309
Total	$960,290	$186,979	$259,653	$22,410	$1,429,332
Past due amounts > 90 days
Still accruing interest	$2,046	$872	$—	$—	$2,918
Not accruing interest	2,513	1,491	4,288	99	8,391
Total	$4,559	$2,363	$4,288	$99	$11,309

	December 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$972,266	$208,968	$264,484	$21,932	$1,467,650
Past due amounts > 90 days	22,719	2,976	4,206	160	30,061
Total	$994,985	$211,944	$268,690	$22,092	$1,497,711
Past due amounts > 90 days
Still accruing interest	$5,128	$463	$1,797	$59	$7,447
Not accruing interest	17,591	2,513	2,409	101	22,614
Total	$22,719	$2,976	$4,206	$160	$30,061

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	1,959	(1,019)	(979)	33	(6)
Write-offs	(4,816)	(773)	(4,748)	(251)	(10,588)
Recoveries	2,256	(16)	2,615	3	4,858
Other	5	(221)	1	(11)	(226)
Balance at September 30, 2021	$22,321	$3,977	$3,373	$236	$29,907

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	10,009	1,314	6,792	429	18,544
Write-offs	(5,950)	(548)	(7,370)	(343)	(14,211)
Recoveries	1,488	91	2,399	1	3,979
Other	148	210	181	63	602
Balance at September 30, 2020	$25,886	$4,902	$6,792	$488	$38,068

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

We do not use a third party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. Approximately 80% of credit applications are approved or denied through the automated review process. All other credit applications are manually reviewed by obtaining client financial information, credit reports and other available financial information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of     origination based on the relative scores of the accounts within each class as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$211,706	$206,401	$174,389	$111,650	$44,059	$17,317	$194,859	$960,381
Medium	35,526	38,343	36,921	22,257	10,355	5,551	49,385	198,338
High	4,169	5,335	4,744	3,013	1,050	830	5,265	24,406
Not Scored	65,099	56,985	51,426	27,735	10,079	2,329	32,554	246,207
Total	$316,500	$307,064	$267,480	$164,655	$65,543	$26,027	$282,063	$1,429,332

	December 31, 2020
	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$256,573	$228,344	$165,244	$87,346	$30,518	$12,249	$192,971	$973,245
Medium	50,785	49,946	37,168	21,388	6,470	2,375	61,625	229,757
High	6,182	5,396	3,782	1,974	1,051	143	4,518	23,046
Not Scored	80,854	77,362	48,704	24,291	7,813	971	31,668	271,663
Total	$394,394	$361,048	$254,898	$134,999	$45,852	$15,738	$290,782	$1,497,711

Lease Income
Lease income from sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Profit recognized at commencement (1)	$28,394	$29,169	$92,756	$80,348
Interest income	45,806	50,961	142,072	157,044
Total lease income from sales-type leases	$74,200	$80,130	$234,828	$237,392
(1) Lease contracts do not include variable lease payments.

The disclosure of total lease income from sales-type leases for the three and nine months ended September 30, 2020 has been revised from $63 million to $80 million and from $182 million to $237 million, respectively. The revision did not have any impact on our Condensed Consolidated Statements of Operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remaining for year ending December 31, 2021	$10,624
Year ending December 31, 2022	28,138
Year ending December 31, 2023	21,658
Year ending December 31, 2024	6,395
Year ending December 31, 2025	2,221
Thereafter	320
Total	$69,356

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,189	$(134,871)	$133,318	$268,199	$(115,010)	$153,189
Software & technology	19,000	(15,200)	3,800	19,000	(12,350)	6,650
Total intangible assets	$287,189	$(150,071)	$137,118	$287,199	$(127,360)	$159,839

Amortization expense for both the three months ended September 30, 2021 and 2020 was $8 million. Amortization expense for the nine months ended September 30, 2021 and 2020 was $23 million and $26 million, respectively.
Future amortization expense as of September 30, 2021 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

Remaining for year ending December 31, 2021	$7,573
Year ending December 31, 2022	29,315
Year ending December 31, 2023	26,465
Year ending December 31, 2024	26,465
Year ending December 31, 2025	19,805
Thereafter	27,495
Total	$137,118

Goodwill
Changes in the carrying value of goodwill, by reporting segment, are shown in the table below.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2020	Disposition	Currency impact	September 30, 2021
Global Ecommerce	$609,431	$(198,169)	$411,262	$(16,200)	$—	$395,062
Presort Services	220,992	—	220,992	—	—	220,992
SendTech Solutions	520,031	—	520,031	—	(11,380)	508,651
Total goodwill	$1,350,454	$(198,169)	$1,152,285	$(16,200)	$(11,380)	$1,124,705

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$84,772	$250,877	$—	$335,649
Equity securities	—	29,898	—	29,898
Commingled fixed income securities	1,704	19,277	—	20,981
Government and related securities	9,847	25,179	—	35,026
Corporate debt securities	—	66,433	—	66,433
Mortgage-backed / asset-backed securities	—	187,435	—	187,435
Derivatives
Interest rate swap	—	631	—	631
Foreign exchange contracts	—	723	—	723
Total assets	$96,323	$580,453	$—	$676,776
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,853)	$—	$(2,853)
Total liabilities	$—	$(2,853)	$—	$(2,853)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities are held at the Pitney Bowes Bank. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the nine months ended September 30, 2021.

Available-for-sale securities consisted of the following:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,282	$74	$(1,330)	$35,026
Corporate debt securities	68,720	313	(2,600)	66,433
Commingled fixed income securities	1,721	—	(17)	1,704
Mortgage-backed / asset-backed securities	191,769	215	(4,549)	187,435
Total	$298,492	$602	$(8,496)	$290,598

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$31,882	$157	$(78)	$31,961
Corporate debt securities	71,174	614	(355)	71,433
Commingled fixed income securities	1,706	16	—	1,722
Mortgage-backed / asset-backed securities	220,659	734	(715)	220,678
Total	$325,421	$1,521	$(1,148)	$325,794

Investment securities in a loss position were as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Less than 12 continuous months	$181,105	$4,695	$132,267	$1,072
Greater than 12 continuous months	93,587	3,801	2,369	76
Total	$274,692	$8,496	$134,636	$1,148
At September 30, 2021, 35% of the securities in the investment portfolio were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. The majority of our mortgage-backed securities are either guaranteed or supported by the U.S. Government. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or we receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at September 30, 2021 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$3,090	$3,082
After 1 year through 5 years	15,198	15,102
After 5 years through 10 years	73,743	71,325
After 10 years	206,461	201,089
Total	$298,492	$290,598
The scheduled maturities of mortgage-backed and asset-backed securities may not coincide with the actual payment as borrowers have the right to prepay obligations.

Held-to-Maturity Securities
At September 30, 2021, certain investments classified as available-for-sale are now classified as held-to-maturity as management determined that the intent is to now hold these securities until maturity. The reclassification of these securities did not have a material impact on our financial statements. Held-to-maturity securities at September 30, 2021 and December 31, 2020 totaled $19 million and $75 million, respectively, of short-term, highly liquid investments.

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

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. At September 30, 2021 and December 31, 2020, we had outstanding contracts associated with these anticipated transactions with notional amounts of $2 million and $8 million, respectively. Amounts included in AOCL at September 30, 2021 will be recognized in earnings within the next 12 months.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$42	$96
	Accounts payable and accrued liabilities	(6)	(112)

Interest rate swaps	Other assets (Other noncurrent liabilities)	631	(2,163)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	681	3,680
	Accounts payable and accrued liabilities	(2,847)	(1,848)

	Total derivative assets	$1,354	$3,776
	Total derivative liabilities	(2,853)	(4,123)
	Total net derivative liability	$(1,499)	$(347)

Results of cash flow hedging relationships were as follows:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$41	$(80)	Revenue	$45	$(104)
			Cost of sales	(21)	(6)
Interest rate swap	186	(1,303)	Interest expense	—	—
	$227	$(1,383)		$24	$(110)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$215	$(361)	Revenue	$289	$(107)
			Cost of sales	(126)	36
Interest rate swap	2,794	(2,908)	Interest expense	—	—
	$3,009	$(3,269)		$163	$(71)

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the corresponding mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at September 30, 2021 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$(5,592)	$891

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$(4,524)	$(2,776)

Fair Value of Financial Instruments
Financial instruments not reported at fair value on a recurring basis include cash and cash equivalents, held-to-maturity investment securities, accounts receivable, loan receivables, accounts payable and debt. The carrying value for cash and cash equivalents, held-to-maturity investment securities, accounts receivable, loans receivable and accounts payable approximate fair value. The fair value of debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of debt are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of debt was as follows:

	September 30, 2021	December 31, 2020
Carrying value	$2,338,884	$2,564,393
Fair value	$2,396,064	$2,479,895

10. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2021	$10,063
Expenses, net	11,434
Cash payments	(14,847)
Noncash activity	(541)
Balance at September 30, 2021	$6,109

Balance at January 1, 2020	$12,006
Expenses, net	12,505
Cash payments	(15,869)
Noncash activity	(2,649)
Balance at September 30, 2020	$5,993
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2021	December 31, 2020
Notes due October 2021	4.875%	$—	$152,588
Notes due May 2022	5.625%	—	148,792
Notes due April 2023	6.20%	91,766	271,000
Notes due March 2024	4.625%	251,046	374,000
Notes due March 2027	6.875%	400,000	—
Notes due March 2029	7.25%	350,000	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due March 2026	LIBOR + 1.75%	375,250	380,000
Term loan due January 2025	LIBOR + 5.5%	—	818,125
Term loan due March 2028	LIBOR + 4.0%	447,750	—
Other debt		3,991	4,900
Principal amount		2,380,644	2,610,246
Less: unamortized costs, net		41,760	45,853
Total debt		2,338,884	2,564,393
Less: current portion long-term debt		24,733	216,032
Long-term debt		$2,314,151	$2,348,361

In 2021, we issued a $400 million 6.875% unsecured note due March 2027, a $350 million 7.25% unsecured note due March 2029 and entered into a new seven-year $450 million secured term loan maturing March 2028. We redeemed all the outstanding October 2021 notes and an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes under a tender offer, the remaining balance of the May 2022 notes and repaid the remaining balance of our January 2025 term loan. A $56 million pre-tax loss was incurred on the refinancing of debt.

We also amended our $500 million secured revolving credit facility and our $380 million secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At September 30, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
We also terminated our existing $500 million interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $200 million. Under the terms of the new swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.
At September 30, 2021, the interest rate of the 2028 Term Loan was 4.1% and the interest rate on the 2026 Term Loan was 1.8%.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Service cost	$64	$16	$346	$422	$232	$229
Interest cost	10,353	12,719	2,961	3,548	891	1,255
Expected return on plan assets	(18,883)	(20,932)	(7,979)	(8,297)	—	—
Amortization of transition credit	—	—	—	(1)	—	—
Amortization of prior service (credit) cost	(15)	(15)	67	62	32	93
Amortization of net actuarial loss	9,366	7,972	2,340	2,092	913	926
Settlement	—	75	—	833	—	—
Net periodic benefit cost (income)	$885	$(165)	$(2,265)	$(1,341)	$2,068	$2,503
Contributions to benefit plans	$1,161	$2,061	$355	$445	$2,642	$2,422

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Service cost	$195	$69	$1,055	$1,220	$682	$663
Interest cost	31,842	39,077	8,929	10,473	2,816	3,742
Expected return on plan assets	(57,839)	(63,539)	(24,070)	(24,474)	—	—
Amortization of transition credit	—	—	—	(3)	—	—
Amortization of prior service (credit) cost	(45)	(45)	202	182	97	280
Amortization of net actuarial loss	28,643	24,367	7,065	6,156	3,068	2,400
Settlement	314	1,076	—	4,023	—	—
Net periodic benefit cost (income)	$3,110	$1,005	$(6,819)	$(2,423)	$6,663	$7,085
Contributions to benefit plans	$4,020	$5,959	$9,379	$9,013	$9,542	$10,493

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

13. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2021 was (21.9)% and 119.3%, respectively, and includes a net tax benefit of $3 million from the resolution of tax matters partially offset by a charge from the filing of state income tax returns. The effective tax rate for the nine months ended September 30, 2021 also includes benefits of $5 million due to tax legislation in the U.K., a tax charge of $6 million on the pre-tax gain of $10 million from the sale of Tacit as the tax basis was lower than the book basis, a benefit of $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by a charge of $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options.
The effective tax rate for the three and nine months ended September 30, 2020 was 4.9% and (3.8)%, respectively, and includes a $3 million benefit, which is primarily due to regulations enacted into law during the quarter. The effective tax rate for the nine months ended September 30, 2020 also includes a $12 million charge for the surrender of company owned life insurance policies, a benefit of $2 million on the $198 million goodwill impairment charge as the majority of this charge was nondeductible, a benefit of $1 million from the resolution of certain tax examinations and a charge of $3 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options and the vesting of restricted stock.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2017 are closed to audit; however, various post-2014 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2016 except for a specific issue arising in earlier years, France is closed through 2019, Germany is closed through 2016 and the U.K. is closed through 2018. We also have other less significant tax filings currently subject to examination.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, as of September 30, 2021, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows. However, as litigation is inherently unpredictable, there can be no assurances in this regard.
As of September 30, 2021, we have entered into leases that have not commenced. These leases have terms ranging from seven to ten years and aggregate payments of $20 million.

15. Stockholders’ Equity
Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370
Net income	—	—	9,067	—	—	9,067
Other comprehensive loss	—	—	—	(9,927)	—	(9,927)
Dividends paid ($0.05 per common share)	—	—	(8,725)	—	—	(8,725)
Issuance of common stock	—	(6,610)	—	—	8,318	1,708
Stock-based compensation expense	—	3,170	—	—	—	3,170
Balance at September 30, 2021	$323,338	$2,463	$5,172,527	$(841,230)	$(4,608,435)	$48,663

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2020	$323,338	$68,498	$5,188,119	$(836,262)	$(4,699,113)	$44,580
Net income	—	—	11,389	—	—	11,389
Other comprehensive income	—	—	—	22,690	—	22,690
Dividends paid ($0.05 per common share)	—	—	(8,594)	—	—	(8,594)
Issuance of common stock	—	(9,272)	—	—	10,046	774
Stock-based compensation expense	—	8,286	—	—	—	8,286
Balance at September 30, 2020	$323,338	$67,512	$5,190,914	$(813,572)	$(4,689,067)	$79,125

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395
Net loss	—	—	(2,618)	—	—	(2,618)
Other comprehensive loss	—	—	—	(2,099)	—	(2,099)
Dividends paid ($0.15 per common share)	—	—	(26,050)	—	—	(26,050)
Issuance of common stock	—	(81,487)	—	—	79,074	(2,413)
Stock-based compensation expense	—	15,448	—	—	—	15,448
Balance at September 30, 2021	$323,338	$2,463	$5,172,527	$(841,230)	$(4,608,435)	$48,663

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2020	$323,338	$98,748	$5,438,930	$(840,143)	$(4,734,777)	$286,096
Cumulative effect of accounting change	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(200,423)	—	—	(200,423)
Other comprehensive income	—	—	—	26,571	—	26,571
Dividends paid ($0.15 per common share)	—	—	(25,693)	—	—	(25,693)
Issuance of common stock	—	(46,472)	—	—	45,710	(762)
Stock-based compensation expense	—	15,236	—	—	—	15,236
Balance at September 30, 2020	$323,338	$67,512	$5,190,914	$(813,572)	$(4,689,067)	$79,125

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flow hedges
Revenue	$45	$(104)	$289	$(107)
Cost of sales	(21)	(6)	(126)	36
Interest expense, net	(133)	—	(229)	—
Total before tax	(109)	(110)	(66)	(71)
Income tax benefit	(28)	(27)	(17)	(18)
Net of tax	$(81)	$(83)	$(49)	$(53)

Available-for-sale securities
Financing revenue	$(2)	$6,490	$(2)	$10,060
Selling, general and administrative expense	(183)	263	76	210
Total before tax	(185)	6,753	74	10,270
Income tax (benefit) provision	(45)	1,681	19	2,557
Net of tax	$(140)	$5,072	$55	$7,713

Pension and postretirement benefit plans
Transition credit	$—	$1	$—	$3
Prior service costs	(84)	(140)	(254)	(417)
Actuarial losses	(12,619)	(10,990)	(38,776)	(32,923)
Settlement	—	(908)	(314)	(5,099)
Total before tax	(12,703)	(12,037)	(39,344)	(38,436)
Income tax benefit	(3,097)	(2,875)	(9,608)	(9,027)
Net of tax	$(9,606)	$(9,162)	$(29,736)	$(29,409)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications	3,425	(6,330)	—	(28,924)	(31,829)
Reclassifications into earnings	49	(55)	29,736	—	29,730
Net other comprehensive income (loss)	3,474	(6,385)	29,736	(28,924)	(2,099)
Balance at September 30, 2021	$2,063	$(5,983)	$(821,327)	$(15,983)	$(841,230)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2020	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive (loss) income before reclassifications	(2,455)	2,237	—	5,040	4,822
Reclassifications into earnings	53	(7,713)	29,409	—	21,749
Net other comprehensive (loss) income	(2,402)	(5,476)	29,409	5,040	26,571
Balance at September 30, 2020	$(2,065)	$(2,627)	$(789,609)	$(19,271)	$(813,572)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables for the nine months ended September 30, 2021 and 2020 is presented below. See Note 7 for additional information pertaining to our finance receivables.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of period	Accounts and other receivables	Other assets
September 30, 2021	$35,344	$—	$6,388	$(11,677)	$30,055	$11,807	$18,248
September 30, 2020	$17,830	$15,336	$16,856	$(20,353)	$29,669	$29,669	$—
Other expense (income) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss on debt refinancing	$3,193	$—	$55,576	$36,987
Insurance proceeds	—	(6,325)	(3,000)	(15,292)
Gain on sale of assets	—	—	(1,434)	(11,908)
Gain on sale of business	—	—	(10,201)	—
Other expense (income)	$3,193	$(6,325)	$40,941	$9,787

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash interest paid	$106,942	$115,143
Cash income tax payments, net of refunds	$2,451	$19,861
Finance leased assets obtained in exchange for new lease obligations	$25,882	$3,614

18. Subsequent Event
In November 2021, we entered into an agreement to sell our Shelton, Connecticut facility for approximately $50 million and simultaneously entered into a ten year lease agreement. This transaction is expected to close before the end of 2021 and we anticipate recognizing a pre-tax gain from the sale of approximately $15 million.

In November 2021, we also acquired CrescoData for $15 million in cash plus potential additional payments of up to $7 million based on the achievement of revenue targets during the periods 2022-2024. CrescoData is a Singapore based, Platform-as-a-Service business that enables mapping and automating of product, stock and order data between platforms and will be reported in our SendTech Solutions segment.

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

Overview
Financial Results Summary - Three and Nine Months Ended September 30:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % Change	2021	2020	Actual % change	Constant Currency % change
Business services	$551,384	$550,954	—%	(1)%	$1,688,860	$1,524,323	11%	10%
Support services	113,413	117,519	(3)%	(4)%	347,266	353,320	(2)%	(3)%
Financing	71,936	86,218	(17)%	(17)%	223,201	260,758	(14)%	(16)%
Equipment sales	83,234	79,572	5%	4%	256,304	213,682	20%	18%
Supplies	38,211	39,635	(4)%	(4)%	119,090	118,117	1%	(1)%
Rentals	17,271	18,000	(4)%	(5)%	55,128	55,458	(1)%	(2)%
Total revenue	$875,449	$891,898	(2)%	(2)%	$2,689,849	$2,525,658	7%	5%

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Actual % change	Constant currency % change	2021	2020	Actual % change	Constant currency % change
Global Ecommerce	$398,011	$409,981	(3)%	(4)%	$1,229,526	$1,100,757	12%	11%
Presort Services	139,296	127,705	9%	9%	417,041	386,552	8%	8%
SendTech Solutions	338,142	354,212	(5)%	(5)%	1,043,282	1,038,349	—%	(1)%
Total	$875,449	$891,898	(2)%	(2)%	$2,689,849	$2,525,658	7%	5%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
Global Ecommerce	$(20,950)	$(19,757)	(6)%	$(58,157)	$(68,126)	15%
Presort Services	21,062	14,481	45%	56,247	42,758	32%
SendTech Solutions	98,950	112,599	(12)%	320,541	323,429	(1)%
Total Segment EBIT	$99,062	$107,323	(8)%	$318,631	$298,061	7%

Revenue decreased 2% in the third quarter of 2021 compared to the prior year. Business services revenue, which includes revenue from Presort Services and Global Ecommerce, was flat as reported and declined 1% at constant currency compared to the prior year. Presort Services revenue increased 9% primarily due to higher mail volumes, a shift in the mix of mail volumes and investments made in the network and technology to enable a higher level of five-digit sortation services. Presort Services revenue also benefited in part, from the impacts of COVID-19 that adversely affected mail volumes in the prior year quarter. This increase was offset by a 3% decrease as reported (4% at constant currency) in Global Ecommerce revenue, primarily due to lower domestic parcel delivery volumes. The decline in Global Ecommerce revenue was also driven in part, by the impacts of COVID-19 that favorably affected parcel volumes in the prior year quarter. SendTech Solutions revenue declined 5% primarily due to lower financing income and support services revenue, partially offset by higher equipment sales. Financing revenue declined 17% primarily due to a prior year gain from the sale of investment securities, lower lease extensions and lower fee income. Support services revenue declined 3% (4% at constant currency) driven by a declining meter population and a shift to cloud-enabled products. Equipment sales increased 5% (4% at constant currency) due in part to the adverse impact on demand and our inability to perform on-site service and installations in the prior year quarter due to COVID-19.

Segment EBIT in the quarter decreased 8% over the prior year. Global Ecommerce EBIT declined 6% primarily due to an $8 million charge reflecting the estimated cost of a price assessment and SendTech Solutions EBIT decreased 12% primarily driven by the decline in revenue. Partially offsetting these declines, Presort Services EBIT increased 45% over the prior year quarter primarily due to higher revenue and improved productivity from investments made in the network and technology. Refer to Results of Operations section for further information.

Outlook

The impacts of COVID-19 on our business, operations and financial performance remain uncertain. Supply chain issues continue to pose challenges and could impact us for the remainder of the year and into 2022. Additionally, supply chain issues could also impact our clients' ability to meet their customers' demand, especially as we enter the peak holiday season, and could impact our shipping and delivery volumes. The duration and severity of these supply chain issues is unknown and unpredictable. We believe we are well positioned to navigate the current conditions and will continue to take proactive steps to manage our operations and related financial impacts; however, there are some unique factors not within our control that could affect our business.

Despite some of these ongoing uncertainties, we do not expect the global economy or our individual businesses to be affected to the same extent in 2021 as in 2020. Within Global Ecommerce, we anticipate revenue growth in 2021, although not at the growth rates experienced in 2020. We expect margin and profit improvements from pricing initiatives and operational improvements within our facilities and network designed to drive efficiencies and increase productivity; however, we also expect continued growth of the market's need for transportation services and labor to generate increased costs. Within Presort Services, we expect revenue growth for 2021 and margin and profit improvements as productivity initiatives, increased automation and facilities consolidation and optimization will more than offset expected higher labor and transportation costs. Within SendTech Solutions, we expect overall revenue to decline, but growth in our cloud-enabled shipping solutions from new clients and existing clients migrating to these solutions. Margins are expected to remain relatively consistent. On a consolidated basis, we expect revenue growth in the low to mid-single digit range in 2021 compared to 2020.

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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT) which is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset impairment charges, goodwill impairment charges and other items not allocated to a particular business segment. Management believes that Segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$398,011	$409,981	(3)%	(4)%	$364,375	$379,409	8.5%	7.5%

	Segment EBIT
	Three Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$(20,950)	$(19,757)	(6)%
Global Ecommerce revenue decreased 3% as reported and 4% at constant currency in the third quarter of 2021 compared to the prior year period due to lower revenue contribution of domestic parcel delivery volumes of 9%, partially offset by higher volumes in cross-border contributing revenue growth of 5%.
Total gross margin increased $3 million and gross margin percentage increased to 8.5% from 7.5% compared to the prior year primarily due to margin improvements in domestic parcel delivery, cross-border and fulfillment services, partially offset by an $8 million charge reflecting the estimated cost of a price assessment.
Segment EBIT for the third quarter of 2021 was a loss of $21 million compared to a loss of $20 million in the prior year period. The slight increase in EBIT loss was primarily driven by insurance proceeds received in the prior year of $3 million, offset by the increase in gross margin of $3 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$1,229,526	$1,100,757	12%	11%	$1,122,031	$1,000,490	8.7%	9.1%

	Segment EBIT
	Nine Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$(58,157)	$(68,126)	15%

Global Ecommerce revenue increased 12% as reported and 11% at constant currency in the first nine months of 2021 compared to the prior year period due to revenue growth from cross-border volumes and domestic parcel delivery volumes.
Total gross margin increased $7 million due to higher revenue, but the gross margin percentage declined to 8.7% from 9.1% primarily due to higher transportation, postal and labor costs as well as an $8 million charge reflecting the estimated cost of a price assessment recorded in the third quarter.
Segment EBIT for the first nine months of 2021 was a loss of $58 million compared to a loss of $68 million in the prior year period. The EBIT improvement was driven by the increase in gross margin and $3 million in lower operating expenses.
Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$139,296	$127,705	9%	9%	$103,194	$97,810	25.9%	23.4%

	Segment EBIT
	Three Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$21,062	$14,481	45%
Presort Services revenue increased 9% in the third quarter of 2021 compared to the prior year period. Marketing Mail volumes and First Class Mail volumes contributed revenue growth of 5% and 4%, respectively, primarily due to a shift in the mix of mail volumes, the impact of pricing actions, improvements in five-digit sortation and the effects of COVID-19 on the prior year period.
Gross margin increased to 25.9% from 23.4% primarily due to the increase in revenue. We continue to experience significantly higher transportation and labor costs due to increased competition and demand for these resources. However, investments we have made to increase productivity and optimize our network have helped offset the impact of these increased costs.

Segment EBIT increased $7 million or 45% in the third quarter of 2021, due to a $6 million increase in gross margin and $1 million decrease in operating expenses.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$417,041	$386,552	8%	8%	$315,368	$296,591	24.4%	23.3%

	Segment EBIT
	Nine Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$56,247	$42,758	32%

Presort Services revenue increased 8% in the first nine months of 2021 compared to the prior year period. Marketing Mail volumes and First Class Mail volumes each contributed revenue growth of 4% primarily due to a shift in the mix of mail volumes, the impact of pricing actions, improvements in five-digit sortation and the effects of COVID-19 on the prior year period.
Gross margin increased $12 million and gross margin percentage increased to 24.4% from 23.3% primarily due to the increase in revenue.

Segment EBIT increased $13 million or 32% in the first nine months of 2021, primarily due to the increase in gross margin of $12 million and lower operating expenses of $1 million.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$14,077	$13,268	6%	6%	$4,610	$5,666	67.3%	57.3%
Support services	113,413	117,519	(3)%	(4)%	37,849	36,832	66.6%	68.7%
Financing	71,936	86,218	(17)%	(17)%	11,710	11,626	83.7%	86.5%
Equipment sales	83,234	79,572	5%	4%	62,182	59,685	25.3%	25.0%
Supplies	38,211	39,635	(4)%	(4)%	10,704	10,132	72.0%	74.4%
Rentals	17,271	18,000	(4)%	(5)%	6,480	6,055	62.5%	66.4%
Total revenue	$338,142	$354,212	(5)%	(5)%	$133,535	$129,996	60.5%	63.3%

	Segment EBIT
	Three Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$98,950	$112,599	(12)%
SendTech Solutions revenue decreased 5% in the third quarter of 2021 compared to the prior year. Financing revenue declined 17% primarily due to a prior year gain of $6 million from the sale of investment securities, lower lease extensions of $5 million driven by new product offerings and lower fee income of $3 million. Supplies revenue declined 4%, or $1 million, primarily due to decreased usage. Support services revenue declined 3% as reported and 4% at constant currency primarily due to the declining meter population and shift to cloud-enabled products. Partially offsetting these decreases, equipment sales increased 5% as reported (4% at constant currency), primarily due to the effect on the prior year from COVID-19 that impacted our ability to contact and service clients and perform on-site installations. Business services revenue increased 6%, or $1 million, primarily due to an increased use of our shipping products.
Gross margin for the third quarter of 2021 decreased to 60.5% from 63.3% in the prior year period. Financing gross margin decreased to 83.7% from 86.5% due to rising interest rates and the prior year gain from the sale of investment securities. Support services gross margin decreased to 66.6% from 68.7% and supplies gross margin decreased to 72.0% from 74.4% primarily due to the decline in revenue. Rentals gross margin decreased to 62.5% from 66.4% primarily driven by higher meter scrap costs.
Segment EBIT decreased $14 million, or 12% in the third quarter of 2021 compared to the prior year, primarily driven by the decline in gross margin of $20 million, partially offset by lower credit loss provision of $6 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$42,293	$37,014	14%	14%	$16,925	$14,708	60.0%	60.3%
Support services	347,266	353,320	(2)%	(3)%	111,172	112,656	68.0%	68.1%
Financing	223,201	260,758	(14)%	(16)%	35,369	36,054	84.2%	86.2%
Equipment sales	256,304	213,682	20%	18%	185,474	164,899	27.6%	22.8%
Supplies	119,090	118,117	1%	(1)%	32,383	30,751	72.8%	74.0%
Rentals	55,128	55,458	(1)%	(2)%	18,940	18,455	65.6%	66.7%
Total revenue	$1,043,282	$1,038,349	—%	(1)%	$400,263	$377,523	61.6%	63.6%

	Segment EBIT
	Nine Months Ended September 30,
	2021	2020	Actual % change
Segment EBIT	$320,541	$323,429	(1)%

SendTech Solutions revenue was flat as reported and declined 1% at constant currency in the first nine months of 2021 compared to the prior year. Equipment sales increased 20% as reported and 18% at constant currency primarily due to the effect on the prior year from COVID-19 that impacted our ability to contact and service clients and perform on-site installations. Business services revenue increased 14% primarily due to an increased use of our shipping products. These increases were partially offset by declines in financing income and support services revenues. Financing revenue decreased 14% as reported and 16% at constant currency primarily driven by a prior year gain of $10 million from the sale of investment securities, lower lease extensions of $13 million driven by new product offerings and lower fee income of $8 million. Support services revenue decreased 2% as reported and 3% at constant currency primarily due to the declining meter population and shift to cloud-enabled products.

Gross margin for the first nine months of 2021 decreased to 61.6% from 63.6% compared to the prior year period. Financing gross margin decreased to 84.2% from 86.2% due to rising interest rates and the prior year gain from the sale of investment securities. Equipment sales gross margin increased to 27.6% from 22.8% primarily due the increase in revenue and lower engineering costs.
Segment EBIT decreased $3 million or 1% in the first nine months of 2021 compared to the prior year, primarily driven by a decline in gross margin of $18 million and higher operating expenses of $3 million, partially offset by lower credit loss provision of $18 million driven in part by a $10 million charge in the prior year associated with COVID-19.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Actual % change	2021	2020	Actual % change
Unallocated corporate expenses	$49,176	$53,429	(8)%	$162,957	$146,640	11%

The decrease in unallocated corporate expenses in the quarter compared to the prior year period was driven primarily by lower variable-compensation expense of $3 million. The increase in unallocated corporate expenses for the first nine months of 2021 compared to the prior year was primarily due to higher employee-related expenses of $14 million.

CONSOLIDATED EXPENSES

Selling, general and administrative (SG&A)
SG&A expense of $225 million in the quarter decreased $14 million, or 6% compared to the prior period, primarily due to lower credit loss provision of $6 million and lower professional fees of $3 million. SG&A expense of $699 million for the first nine months of 2021 decreased $22 million, or 3% compared to the prior year period, primarily due to lower credit loss provision of $29 million and professional fees of $18 million, partially offset by higher employee-related expenses of $28 million.
Research and development (R&D)
R&D expense increased 15%, or $1 million in the third quarter of 2021 and increased 14%, or $4 million in the first nine months of 2021 compared to the prior year period.
Restructuring charges
Restructuring charges primarily includes costs for employee severance and facility closures. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Other expense (income)
Other expense of $3 million in the third quarter of 2021 represents a loss on the refinancing of debt. Other expense for the first nine months of 2021 includes a $56 million loss on the refinancing of debt, $10 million gain from the sale of Tacit, $3 million of insurance proceeds and a $1 million gain from an asset sale. See Note 17 to the Condensed Consolidated Financial Statements for further information.

INCOME TAXES AND DISCONTINUED OPERATIONS
Income taxes
The effective tax rate for the three and nine months ended September 30, 2021 was (21.9)% and 119.3%, respectively. See Note 13 to the Condensed Consolidated Financial Statements for further information.
Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2021 includes adjustments related to the sale of our Software Solutions business in 2019 and Production Mail business in 2018. See Note 4 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2021, we had cash, cash equivalents and short-term investments of $743 million. This includes $230 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the length and severity of COVID-19 and its impact on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2021	2020	Change
Net cash provided by operating activities	$216,174	$191,166	$25,008
Net cash used in investing activities	(111,686)	(115,741)	4,055
Net cash used in financing activities	(291,849)	(197,908)	(93,941)
Effect of exchange rate changes on cash and cash equivalents	(4,940)	(2,782)	(2,158)
Change in cash and cash equivalents	$(192,301)	$(125,265)	$(67,036)
Operating Activities
Cash provided by operating activities was $216 million for the nine months ended September 30, 2021 compared to $191 million in the prior year period. The increase of $25 million is primarily due to higher income and higher collections of receivables.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 improved $4 million compared to the prior year period. Net cash from investing activities benefited $95 million from the timing of purchases and maturities of investment securities but was partially offset by higher capital expenditures of $60 million and lower proceeds from the sale of assets and businesses of $29 million.
Capital expenditures were higher in 2021 compared to 2020 as we prioritized and limited our capital expenditures in 2020 in connection with COVID-19 and are investing in Global Ecommerce and Presort Services. Proceeds from the sale of assets and businesses in 2021 includes $28 million from the sale of Tacit and $2 million for the sale of other assets, while proceeds in 2020 included $46 million from the surrender of company-owned life insurance policies and $12 million from the sale of an equity investment.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2021 increased $94 million to $292 million compared to $198 million in the prior year period primarily due to higher net repayments of debt of $78 million and higher premiums and fees to extinguish debt of $17 million.

Financings and Capitalization
In 2021, we issued a $400 million 6.875% unsecured note due March 2027, a $350 million 7.25% unsecured note due March 2029 and entered into a new seven-year $450 million secured term loan maturing March 2028. We redeemed all the outstanding October 2021 notes and an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes under a tender offer, the remaining balance of the May 2022 notes and repaid the remaining balance of our January 2025 term loan. A $56 million pre-tax loss was incurred on the refinancing of debt.
We also amended our $500 million secured revolving credit facility and our $380 million secured term loan to extend their maturities from November 2024 to March 2026. The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At September 30, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2021, we have entered into leases that have not commenced. These leases have terms ranging from seven to ten years and aggregate payments of $20 million.

At September 30, 2021, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2021.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2020 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes and currently have Board authorization to repurchase up to $16 million of our common stock. There have been no repurchases of our common stock during 2021.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
4.1	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.1
4.2	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029. (incorporate by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021)	4.2
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	November 5, 2021

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)