Form 10-K
period 2021-12-31
PITNEY BOWES INC /DE/
filed 2022-02-22
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021    Commission file number: 1-3579
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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2 billion based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2022, there were 174,855,086 outstanding shares of common stock, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed within 120 days after our fiscal year end in connection with the Annual Meeting of Stockholders to be held May 2, 2022, are incorporated by reference in Part III of this Form 10-K.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition, results of operations and forward-looking statements are subject to change and to inherent risks and uncertainties, as disclosed or incorporated by reference in our filings with the Securities and Exchange Commission (the SEC). In particular, we continue to navigate the impacts of the COVID-19 pandemic (COVID-19) and the effect that its unpredictability is having on our, and our client's business, financial performance and results of operations. Other factors which could cause future financial performance to differ materially from the expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:

•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the loss of, or significant changes to, our contractual relationships with the United States Postal Service (USPS) or USPS' performance under those contracts
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•changes in labor and transportation availability and costs
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the impacts of inflation and rising prices on our costs and expenses, and to our clients and retail consumers
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•the potential impacts on our cost of debt due to potential interest rate increases
•our success at managing customer credit risk
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs
•changes in tax laws, rulings or regulations
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter
•changes in foreign currency exchange rates
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company) is a global shipping and mailing company that provides technology, logistics, and financial services to small and medium sized businesses, large enterprises, including more than 90 percent of the Fortune 500, retailers and government clients around the world. These clients rely on us to remove the complexity and increase the efficiency in their sending of mail and parcels. For additional information, visit www.pitneybowes.com.

Business Segments
Global Ecommerce
Domestic parcel services offers retailers a cost-effective parcel delivery and returns network for end consumers. We operate numerous domestic parcel sortation centers connected by a nationwide transportation network, enabling us to pick up parcels from retailer distribution centers and move them through our physical network. We also offer fulfillment services, providing pick, pack and ship services for clients through four fulfillment centers co-located within four of our larger parcel sortation centers to facilitate same-day entry into our parcel delivery network.
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

Presort Services
We are a workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First-Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal workshare discounts. Our network of operating centers throughout the United States and fully-customized proprietary technology provides clients with end-to-end solutions from pick up to delivery into the postal system network, expedited mail delivery and optimal postage savings.

Sending Technology Solutions
We provide clients with physical and digital mailing and shipping technology solutions and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats. We also offer supplies and maintenance services for these offerings. Our cloud enabled infrastructure provides software-as-a-service (SaaS) offerings delivered online and via connected or mobile devices. Our latest offerings are designed on an open platform architecture that have the capabilities to leverage partnerships with carriers, developers and other innovative companies to deliver value to our clients. We offer financing alternatives that enable clients to finance equipment and product purchases.
Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer our clients in the United States a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies and an interest-bearing deposit solution to clients who prefer to prepay postage. Additionally, we offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital.
We provide revolving credit solutions to clients in Canada and the U.K. that enable them to make meter rental payments and purchase postage, services and supplies.
We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided. We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and client to ensure reserve levels and credit policies reflect current trends. Management continuously monitors credit lines and collection resources and revises credit policies as necessary.
Seasonality
A larger percentage of our revenue is earned in the fourth quarter relative to the other quarters, driven primarily by higher shipping volumes during the holiday season.

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
A summary of the competitive environment for each of our segments is as follows:

Global Ecommerce
The domestic parcel services and cross-border solutions market includes competitors of various sizes, including companies with greater financial resources than us. Some of these competitors specialize in point solutions or freight forwarding services, are full-service ecommerce business process outsourcers and online marketplaces with international logistic support, or major global delivery services companies. We also face competition from companies that can offer both domestic and cross-border solutions in a single package which creates pricing leverage. The principal competitive factors include speed of delivery, price, ease of integration and use, innovative services, reliability, functionality and scalability. We compete based on the accuracy, reliability and scalability of our platform and logistics services, our ability to provide clients and their customers a one-stop full-service ecommerce experience and the ability to provide a more customized shipping solution than some of the larger competitors in the industry.
Our digital delivery services business competes with technology providers who help make shipping easier and more cost-effective. These technology providers range from large, established companies to smaller companies offering negotiated carrier rates. The principal competitive factors include technology stability and reliability, innovation, access to preferred shipping rates and ease of integration with existing systems.

Presort Services
We face competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services. We also face competition from large mailers that have sufficient volumes and the capability to sort their own mailings in-house and could use excess capacity to offer presort services to others. The principal competitive factors include price, innovative service, delivery speed, tracking and reporting, industry expertise and economies of scale. Our competitive advantages include our extensive network of presort facilities capable of processing significant volumes and our innovative proprietary technology that provides clients with reliable, secure and precise services and maximum postage discounts.

Sending Technology Solutions
We face competition from other mail equipment and solutions providers and those that offer online shipping and mailing products and services solutions. Additionally, the growth of alternative communication methods as compared to physical mail continue to grow, which creates competition to mail and also to our offerings that enable clients to use the mail efficiently. We differentiate ourselves from our competitors through our breadth of physical and digital offerings, including cloud enabled SaaS and open platform architecture offerings; pricing; available financing and payment offerings; product reliability; support services; and our extensive knowledge of the shipping and mailing industry.
Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. We believe our competitive advantage that differentiates us from our competitors is the breadth of our financing and payment solutions and our ability to seamlessly integrate these solutions into our clients' shipping and mailing operations.

Also see Item 1A. Risk Factors for further details regarding the competition our businesses face.

Research, Development and Intellectual Property
We invest in research and development activities to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology and differentiated services in high value segments of the market.

Third-Party Suppliers
Our Sending Technology Solutions (SendTech Solutions) segment depends on third-party suppliers and outsource providers for a variety of services and product components and the hosting of our SaaS offerings. Our Global Ecommerce and Presort Services segments rely on third party suppliers to help equip our facilities, provide warehouse support and assist with our logistical operations. All of our businesses and corporate functions depend on third-party providers for a variety of data analytics, sales, reporting and other functions. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. We have risk mitigation programs to monitor conditions affecting our suppliers' ability to fulfill expected commitments. We believe that our available sources for services, components, supplies, logistics and manufacturing are adequate.

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

Climate Change
Although climate change has had no material impact on our operations to date, the risk of increasingly severe climate events or the risk that those events happen more frequently could affect one or more of our facilities and our ability to conduct daily operations in the future. Increasing regulatory restrictions in response to climate change could also materially affect our costs, especially with respect to transportation.

Human Capital
We have approximately 11,500 employees, with approximately 80% located in the United States. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet fluctuating demand. We seek to create a high-performance culture that will drive and sustain enhanced value for all our stakeholders. To attract, retain and engage the talent needed, we strive to maintain a diverse, inclusive and safe workplace, with equitable opportunities for growth and development, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.

Diversity and Inclusion
We believe that maintaining a diverse workforce and an inclusive environment for our workforce is important to our success. We celebrate a rich mix of countries, cultures, ages, races, ethnicities, gender identities, sexual orientation, abilities and perspectives that showcase our humanity, differentiate us as individuals and enhance our businesses.

Employee Engagement and Development
We emphasize employee development and training and provide professional development initiatives, training, experiential learning and inclusion networks to our employees to enable them to advance their skills and achieve career goals. We also believe employee engagement is important to the company's success and conduct a survey annually that has driven participation rates with scores reflecting high levels of employee engagement.

Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs.
In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees, and the communities in which we operate, and which comply with local and federal government regulations. As the pandemic conditions change, we adapt our approach to keep our employees safe, including allowing them to work remotely when they do not need to be in any of our facilities and adapting our requirements around social distancing or the use of personal protective equipment. We have also taken steps to encourage-but not require-our employees to get vaccinated. We continuously monitor the rate of infection of our employees both overall and in specific facilities.
All of our offices and facilities are open for employees. There are some employees who have been working full-time in our offices and operating centers due to the nature of their work; some have chosen to come in regularly and others are predominantly working from home, coming into our office for purposeful activities. Over the course of the pandemic, we have been developing and will continue to adapt our workplace strategy to reflect the current changes in how people work. As we develop and adjust these approaches, we focus on doing so with an emphasis on maintaining a high level of performance while ensuring an inclusive and safe work environment. This approach provides a consistent framework for recognizing the evolving ways in which we work to deliver value to our stakeholders – warehouse employees who are onsite every day, service technicians, salespeople and drivers travelling to client sites, and office workers working in an array of flexible models. We continue to encourage our employees to get vaccinated, social distance where appropriate, provide and encourage the use of personal protective equipment and monitor the health of our employees. We expect to continue to implement safety measures as necessary and take further actions as government authorities require or recommend, or as we determine to be in the best interests of our employees, customers, partners and suppliers.

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

Information About Our Executive Officers

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	60	President and Chief Executive Officer	2012
Johnna G. Torsone	71	Executive Vice President and Chief Human Resources Officer	1993
Daniel J. Goldstein	60	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Christoph Stehmann	59	Executive Vice President, International Sending Technology Solutions	2016
Jason C. Dies	52	Executive Vice President and President, Sending Technology Solutions	2017
Gregg Zegras	54	Executive Vice President and President, Global Ecommerce	2020
Ana Maria Chadwick	50	Executive Vice President and Chief Financial Officer	2021
James Fairweather	50	Executive Vice President, Chief Innovation Officer	2021
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

Ms. Chadwick joined the company as Executive Vice President and Chief Financial Officer on January 29, 2021. Prior to joining the company, Ms. Chadwick was employed at GE Capital as President and CEO of GE Capital Global Legacy Solutions. Ms. Chadwick spent over 20 years at GE Capital, where she held several executive positions, including Controller of GE Capital Americas and CFO at GE Capital Energy Financial Services.

Mr. Fairweather was appointed Executive Vice President and Chief Innovation Officer in May 2021. Prior to this, he was Senior Vice President and Chief Technology Officer, Commerce Services. He has been a leader in the company's strategic digital transformation and technology initiatives across Design, SaaS, Data Science and Analytics, API Management, Security and Mobility.

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

COVID-19 Pandemic Risks
Our business, financial condition and results of operations have been, and will continue to be, affected by the unpredictability, duration, and severity of the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic has impacted, and is expected to continue to impact, our business, operations, and financial performance. Given the unpredictability, duration, and, at times, the severity of resurgences of the pandemic, its ultimate effect on our business, operations and financial performance remains uncertain. There are many factors, not within our control, which could affect the pandemic's ultimate impact on our businesses and our ability to execute our business strategies and initiatives in the expected time frame. These include, but are not limited to: the response of governments, businesses and individuals to the pandemic; its impact on the labor force, the global economy and economic activity (including inflation), and the spending habits of consumers and businesses; disruptions in global supply chains; and significant volatility and disruption of financial markets. In addition to having the effect of potentially heightening many of our other risk factors in this section, the COVID-19 pandemic has, and may continue to, adversely affect the following to the detriment of our business, including:
•Our ability to sell products and provide services to our clients, fulfill orders, and install equipment on a timely basis and market to prospective new clients due to social distancing rules and heightened security policies.
•The acceleration of the decline of physical mail volumes in the geographies in which we operate, which adversely affects both our Presort Services and SendTech Solutions segments. We cannot yet assess the extent to which these declines in mail volumes, and resulting impact to our business, are permanent or temporary.
•The financial health of posts around the world, especially that of the USPS, given the adverse effects associated with the declines in physical mail volumes. If these financial difficulties are not resolved, or if any resolution requires posts to operate differently, price in a manner that hurts their competitiveness or further reduces postal volume or causes them to change their contractual relationships with their partners or vendors, these changes could have a material adverse effect on our business.
•Costs and reduced labor productivity associated with extended safety protocols, higher levels of employees out sick, hiring and training temporary labor, redirecting volumes to other facilities, and complying with government mandates.
•Global Ecommerce’s costs, including those relating to postage, transportation, and warehouse space, resulting from sudden and significant increases or decreases in volumes, due to unexpected short-term shifts in consumer spending patterns or short-term interruptions or delays in our retail client’s supply chains.
•Our ability to timely obtain parts, supplies, or finished goods from our vendors in order to meet our sales obligations or equip our facilities.
•The frequency of long-distance airplane flights, resulting in higher costs and at times, reduced demand for our Global Ecommerce cross-border offerings.
•Delinquencies in collections and bankruptcies in our clients, which could affect our cash flow. Client requests for potential payment deferrals or other contract modifications could also reduce the profitability or ongoing cash flow from some of our current customers.
•Third-party service providers ability to satisfy their performance obligations to us, which in turn affects our ability to satisfy our service commitments to our clients.
•Our earnings or cash flows, which could result in additional credit rating downgrades, higher costs of borrowing, or limit our access to additional debt.

Mailing and Shipping Industry Risks

Further significant deterioration in the financial condition of the USPS, or the national posts in our other major markets, could affect the ability of those posts to provide services to us or our clients, which could adversely affect client demand for our offerings and thus our financial performance.
We are dependent on financially viable national posts in the geographic markets where we operate, particularly in the United States. A significant portion of our revenue depends upon the ability of these posts, especially the USPS, to provide competitive mail and package delivery services to our clients and the quality of the services they provide. Their ability to provide high quality service at affordable rates in turn depends upon their ongoing financial strength. If the posts are unable to continue to provide these services into the future, our financial performance will be adversely affected.

Our ability to compete in the package shipping market in the United States depends upon certain contractual relationships we have with the USPS and the successful performance of those services.
The USPS is our primary provider for the “last mile” component of our parcel delivery services in the United States. This represents a significant component of our cost in offering these services. If we are unable to receive competitive pricing from the USPS or take advantage of lower cost USPS options, our ability to compete with private carriers and to achieve profitable revenue growth will be adversely affected. The quality of service we provide to our clients also depends upon the quality of delivery services received from the USPS. As the ecommerce market continues to evolve, and as the USPS implements changes to its network, if the USPS’ service performance is materially worse than that of the private carriers, we may lose clients to competition and our financial performance will be adversely affected.

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

Significant changes to the laws regulating the USPS or other posts, or changes in their operating models could have an adverse effect on our financial performance.
As a significant portion of our revenue and earnings is dependent on postal operations, changes in the laws and regulations that affect how posts operate could have an adverse effect on our financial performance. As posts consider new strategies for their operations in an era of declining mail volumes and increasing package volumes, if we are unable to work with posts to support those strategies, our financial performance could be adversely affected.

Business Operational Risks

We face intense competition in the industries in which we operate.
The markets for our products and services in each of our segments are highly competitive. In our Global Ecommerce segment, we face competition in our shipping business from full-service ecommerce business process outsourcers, online marketplaces, freight forwarders, and major global delivery services companies, including those that can offer both domestic and cross-border solutions in a single package. Our digital delivery business competes with technology providers ranging from large, established companies to smaller companies offering negotiated carrier rates. If we cannot compete against these competitors with, among other things, speed of delivery, price, reliability, functionality and scalability of our platform and logistic services and ease of integration and use, we may lose clients, incur additional costs and suffer from reduced margins, and the financial results of the segment may be adversely affected. Our Presort Services segment faces competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services and large volume mailers that have sufficient volumes and the capability to presort their own mailings in-house and could use excess capacity to offer presort services to others. If we are not able to effectively compete on price, innovative service, delivery speed, tracking and reporting, we may lose clients and the financial results of the segment may be adversely affected. Our Sending Technology Solutions segment faces competition from other mail equipment and solutions providers, companies that offer products and services as alternative means of message communications and those that offer online shipping and mailing products and services solutions. In addition, our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. If we are not able to differentiate ourselves from our competitors or effectively compete with them, the financial results of the segment may be adversely affected.

The evolution of our businesses to more digital and shipping-related services has resulted in a decline in our overall profit margins. If we cannot increase our volumes while at the same time reduce our costs, our overall profitability could be adversely affected.
As our businesses shift to more digital and shipping-related services, the relative revenue contribution from our shipping-related offerings now exceeds that of the revenue from our mailing-related offerings. We expect the revenue contribution from shipping services to continue to grow; however, profit margins on these services are lower than those for our mailing-related offerings. Accordingly, if we cannot gain additional economies of scale through increasing volumes, lowering our cost per piece and in turn, improve margins and profitability, our short and long-term financial performance will be adversely affected.

Seasonality of the Global Ecommerce segment, unexpected declines in consumer demand or the performance of our retail customers, or unexpected spikes in the costs of labor or transportation, especially during the fourth quarter, could adversely affect our overall performance.
Our Global Ecommerce segment derives the majority of its revenue from its retail clients. The retail industry is subject to cyclical trends in consumer sentiment and spending habits that are affected by many factors, including prevailing economic conditions, recession or fears of recession, inflation, unemployment levels, pandemics (as continues to be the case with the COVID-19 pandemic) or geopolitical events. Our retail clients are also dependent on third party suppliers to provide them with either raw materials or finished goods to meet the product demands of their clients. Moreover, Global Ecommerce’s annual financial results are also highly dependent on its performance during the peak holiday season in the fourth quarter. If consumer sentiment or spending habits deteriorate or change such that the demand for our clients’ online products is negatively impacted, or if our clients encounter supply chain challenges, we could incur unexpected costs and revenue declines, and if these factors impact our fourth quarter, as occurred in 2021 due to the COVID-19 pandemic, the impact on the segment's financial results could be more severe.

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

If we fail to effectively manage our third-party suppliers, or if their ability to perform were negatively impacted, our business, financial performance and reputation could be adversely affected.
Our SendTech Solutions segment relies on third-party suppliers for services and components for our mailing equipment, spare parts, supplies and services and for the hosting of our SaaS offerings. We also rely on third party suppliers to help us equip our Presort and Ecommerce facilities and to provide us with services related to some of our operations. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because of advantages in quality, price or lack of alternative sources. If our suppliers are not able to provide these services, components or equipment to us in a timely manner, or if the supply chain constraints we are currently experiencing due to the COVID-19 pandemic were to worsen, the quality of the goods or services received were to deteriorate, our relationship with certain suppliers were to be terminated, or if the costs of using these third parties were to increase and we were not able to find alternate suppliers, we could lose clients, incur significant disruptions in manufacturing and operations and increased costs, including higher freight and re-engineering costs.

Fluctuations in transportation costs or disruptions to transportation services in our Global Ecommerce or Presort Services segments could adversely affect client satisfaction or our financial performance.
In addition to our reliance on the USPS, our Global Ecommerce and Presort Services segments rely upon independent third-party transportation service providers to transport a significant portion of our parcel and mail volumes. Some of our providers may also be our competitors. The use of these providers is subject to risks, including our ability to negotiate acceptable terms, increased competition during peak periods, capacity issues, performance problems, extreme weather, natural or man-made disasters, pandemics, increased fuel costs, labor shortages or disputes and other unforeseen difficulties. Any disruption to the timely supply of these services for any reason, any dramatic increase in the cost of these services or any deterioration of the performance of these services (each of which we experienced, at times, during the COVID-19 pandemic), could adversely affect client satisfaction or our financial performance. Given our continued reliance upon these providers, any future unforeseen disruptions affecting these providers could similarly adversely affect client satisfaction and our financial performance.

Our business depends on the our ability to attract, retain and maintain good relationships with, employees at a reasonable cost to meet the needs of our business and to consistently deliver highly differentiated, competitive offerings.
The rapid growth of the ecommerce industry has resulted in intense competition for employees in the shipping, transportation and logistics industry, including drivers and warehouse employees. The COVID-19 pandemic has accelerated this industry growth resulting in our Global Ecommerce segment experiencing a higher demand, and increased competition, for labor, especially in our warehouses. This increased demand and competition for workers has also impacted our Presort Services segment. We supplement our Global Ecommerce and Presort Services workforce with contingent hourly workers from staffing agencies on an as-needed basis. Due to increased demand and competition, concern over exposure to COVID-19 and other factors, at times during the COVID-19 pandemic, we experienced labor shortages, increased costs and reduced productivity. If we experience similar labor shortages again, do not effectively manage our use of such contingent workers, or if our staffing agencies chose to terminate their relationship with us and we cannot find alternative providers, it could result in increased costs and adversely affect our operations. Moreover, given the nature of our Global Ecommerce and Presort Services employee base, if we cannot continue to maintain good relationships with those employees resulting in employee dissatisfaction and turnover, our operating costs could significantly increase, and our operational flexibility could be significantly reduced.

There is also significant competition for the talent needed to develop our other products and services. Increased competition for employees has resulted in higher wages and costs of other benefits necessary to attract and retain employees with the right skill sets. Additional labor costs which may also impact our business include those triggered by regulatory actions; increased health care and workers’ compensation insurance expenses; and, those costs associated with the COVID-19 pandemic, which in our Global Ecommerce and Presort Services segments, continues to include costs resulting from reduced productively (staggering shifts, breaks to enhance social distancing and higher levels of employees out sick), costs for extended safety protocols in our warehouses and incremental costs required to hire temporary labor.

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our financial performance.
Our businesses are not materially dependent on any one patent or license or group of related patents and licenses; however, our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed or obtained through acquisitions. We rely on copyrights, patents, trademarks and trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer, which could adversely affect our revenue and profitability. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our development efforts. As we continue to transition our business to more software and service-based offerings, patent protection of these innovations will be more difficult to obtain. In addition, from time to time, third parties may claim that we, our clients, or our suppliers, have infringed their intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

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
We depend on the security of our and our suppliers' information technology systems to support numerous business processes and activities, to service our clients, and to enable consumer transactions and postal services. There are numerous cybersecurity risks to these systems, including individual and group criminal hackers, industrial espionage, denial of service attacks, ransomware and malware attacks, attacks on the software supply chain, and employee errors and/or malfeasance. These cyber threats are constantly evolving, thereby increasing the difficulty of preventing, detecting, and successfully defending against them. Successful breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, all of which could adversely affect our financial performance. Cybersecurity breaches could result in financial liability to other parties, governmental investigations, regulatory enforcement actions and penalties, and our brand and reputation could be damaged. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

We have security systems, procedures, and business continuity plans in place-and require our suppliers to have them as well. These security systems, procedures, and business continuity plans are designed to ensure the continuous and uninterrupted performance of our information technology systems, protect against unauthorized access to information or disruption to our services, and minimize the impact of and the time to detect, respond, and recover from a breach should one occur. Despite the protections we have in place, we have suffered cyber-events in the past. In response to these attacks, we implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. None of these systems are fool proof and like all companies, intrusions will occur, and have occurred, from time to time. Our goal is to prevent meaningful incursions and minimize the overall impact of those that occur.

Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
Our businesses use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, clients, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting. In addition, new laws may add a broad array of requirements on how we handle or use information and increase our compliance obligations. For example, the European Union greatly increased the jurisdictional reach of European Law by enacting the General Data Protection Regulation (GDPR), which, among other things, enhanced an individual’s rights with respect to their information and ongoing litigation in the European Union continues to create uncertainty in how to demonstrate compliance. In the United States, several states have enacted different laws regarding personal information and privacy that impose significant new requirements on consumer personal information. Other countries or states may enact laws or regulations in the future that have similar or additional requirements. Although we continually monitor and assess the impact of these laws and regulations, their interpretation and enforcement are uncertain, subject to change, and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could include substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and financial performance.

If we or our suppliers encounter unforeseen interruptions or difficulties in the operation of our cloud-based applications, our business could be disrupted, our reputation and relationships may be harmed, and our financial performance could be adversely affected.
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
Our Global Ecommerce segment is subject to significant trade regulations, taxes, and duties throughout the world. Any changes to these regulations could potentially impose increased documentation and delivery requirements, delay delivery times and subject us to increased costs and additional liabilities, which could adversely affect our financial performance. Within the last four years, the United States increased tariffs for certain goods, which triggered other nations to also increase tariffs on certain of their goods. For our Global Ecommerce segment, tariff increases, or even an environment of uncertainty surrounding trade issues, could reduce demand and adversely affect its financial performance. For our SendTech Solutions segment, increased tariffs resulted in additional costs on certain components used in some of our products.

If we do not keep pace with evolving expectations and regulators in the areas of Environmental, Social and Governance (ESG) and address the potential impact of climate change on our costs and operations, our reputation and results of operations may be adversely affected.
The set of topics incorporated within the term ESG in general, and climate change in particular, cover a range of issues that pose potential risks to our operations. From an environmental perspective, the impact of climate change and a potential increase in extreme weather events may pose risk to the operation of our sortation facilities and the ability to transport mail and packages. The increased focus on alternative energy sources and the need to reduce our carbon footprint over time, could result in higher investments in capital spending and increased operational costs. There are also a series of laws related to product stewardship and waste disposal to which we need to comply. From a “social” perspective, a failure to meet employee expectations around safety and diversity, equity and inclusion could impact our ability to recruit new employees and retain talent. Finally, from a “governance” perspective, if we do not maintain a good governance processes in general or do not satisfy investor stakeholder expectations on ESG, our reputation and attractiveness to portions of the investment community could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease numerous facilities worldwide, including our corporate headquarters located in Stamford, Connecticut, fulfillment centers, parcel operations and mail sortation facilities, service locations, data centers and call centers.
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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange (NYSE) under the symbol "PBI". At January 31, 2022, we had 12,812 common stockholders of record.

Share Repurchases
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. During 2021 and 2020, we did not repurchase any additional shares of our common stock and in 2019, we repurchased 18.6 million shares of our common stock at an aggregate price of $105 million. At December 31, 2021, we have authorization from our Board of Directors to repurchase up to of $16 million of our common stock.

Stock Performance Graph
We revised our peer group from last year to exclude companies that were no longer publicly listed on an exchange and to include additional companies to align with our changing business offerings.
Our new peer group is comprised of: ACCO Brands Corporation, Alliance Data Systems Corporation, Avery Dennison Corporation, Cimpress plc, Deluxe Corporation, Diebold Nixdorf, Incorporated, Etsy, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Hub Group, Inc., NCR Corporation, Overstock.com, Inc., Rockwell Automation, Inc., Ryder System, Inc., Schneider National, Inc., The Western Union Company, W.W. Grainger, Inc. and Xerox Holdings Corporation.
The old peer group was comprised of: ACCO Brands Corporation, Alliance Data Systems Corporation, Deluxe Corporation, Diebold Nixdorf, Incorporated, Echo Global Logistics, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Hub Group, Inc., NCR Corporation, R.R. Donnelley & Sons Company, Rockwell Automation, Inc., Stamps.com Inc., The Western Union Company and Xerox Holdings Corporation.
The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) 500 Composite Index, the S&P SmallCap 600 Composite Index, the old peer group and our new peer group over a five-year period assuming the reinvestment of dividends. On a total return basis, a $100 investment on December 31, 2016 in Pitney Bowes Inc., the S&P 500 Composite Index, the S&P SmallCap 600 Composite Index, the old peer group and our new peer group would have been worth $57, $233, $180, $173 and $147 respectively, on December 31, 2021.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 and S&P SmallCap 600 Composite Indexes and our peer group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return to Shareholders
250
200
150
100
50
—
2016
2017
2018
2019
2020
2021
Pitney Bowes
S&P 500
S&P SmallCap 600
Old Peer Group
New Peer Group

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion of our financial condition and operating results should be read in conjunction with our risk factors, consolidated financial statements and related notes. This discussion includes forward-looking statements based on management's current expectations, estimates and projections and involves risks and uncertainties. Actual results may differ significantly from those currently expressed. A detailed discussion of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements is outlined under "Forward-Looking Statements" and "Item 1A. Risk Factors" in this Form 10-K. All table amounts are presented in thousands of dollars.
Throughout this discussion, we refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates from the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides investors a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset and goodwill impairment charges and other items not allocated to a business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.
A discussion of our financial condition and results of operations for the year ended December 31, 2019, can be found under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.

Overview
Financial Results Summary - Year Ended December 31:

	Revenue
	Years Ended December 31,
	2021	2020	Actual % change	Constant Currency % Change
Business services	$2,334,674	$2,191,306	7%	6%
Support services	460,888	473,292	(3)%	(3)%
Financing	294,418	341,034	(14)%	(15)%
Equipment sales	350,138	314,882	11%	10%
Supplies	159,438	159,282	—%	(1)%
Rentals	74,005	74,279	—%	(1)%
Total revenue	$3,673,561	$3,554,075	3%	3%

	Revenue
	Years Ended December 31,
	2021	2020	Actual % change	Constant currency % change
Global Ecommerce	$1,702,580	$1,618,897	5%	4%
Presort Services	573,480	521,212	10%	10%
SendTech Solutions	1,397,501	1,413,966	(1)%	(2)%
Total	$3,673,561	$3,554,075	3%	3%

	EBIT
	Years Ended December 31,
	2021	2020	% change
Global Ecommerce	$(98,673)	$(82,894)	(19)%
Presort Services	79,721	55,799	43%
SendTech Solutions	429,415	442,648	(3)%
Total Segment EBIT	$410,463	$415,553	(1)%

Revenue increased 3% in 2021 compared to 2020. Business services revenue, which primarily includes revenue from Presort Services and Global Ecommerce, increased 7% (6% at constant currency) compared to the prior year. Presort Services revenue increased 10% primarily due to higher mail volumes, pricing actions and investments made in the network and technology to enable a higher level of five-digit sortation services. Global Ecommerce revenue increased 5% (4% at constant currency) primarily due to higher cross-border volumes. SendTech Solutions revenue declined 1% (2% at constant currency) primarily due to lower financing revenue and support services revenue, partially offset by higher equipment sales. Financing revenue declined 14% (15% at constant currency) primarily due to lower lease extensions and lower fee income and prior year gains from the sales of investment securities. Support services revenue declined 3% driven by a declining meter population and a shift to cloud-enabled products. Equipment sales increased 11% (10% at constant currency) primarily due to the effect of COVID-19 on prior year equipment sales.
Segment EBIT in 2021 decreased 1% compared to 2020. Global Ecommerce EBIT declined 19% primarily due to a $14 million unfavorable vendor price adjustment driven by lower domestic parcel delivery volumes, SendTech Solutions EBIT decreased 3% primarily driven by a decline in revenue. and Presort Services EBIT increased 43% primarily due to higher revenue and improved productivity from investments made in the network and technology. Refer to Results of Operations section for further information.
Outlook
We continue to invest in market opportunities and new solutions and services across all our businesses, optimizing our operations and implementing cost savings initiatives to drive long-term value. During 2021, we invested significantly in our facilities, network and technologies to expand operations, improve productivity and gain economies of scale. Going forward, we will focus our investments on gaining further network efficiencies and economies of scale within our Global Ecommerce and Presort Services operations and in market opportunities and new solutions and services across all our businesses. Our portfolio continues to shift to higher growth, lower margin, markets. As we continue to invest in Global Ecommerce with a view to, and ahead of, our expectations for long term growth, it is possible that near term margins will be under pressure. However, we expect margins to improve as we build scale and realize the full benefits of our investments and optimizations.
The impacts of COVID-19 on our businesses and financial results remain uncertain. Supply chain issues continue to pose challenges for us and our clients' ability to meet their customers' demand. These supply chain issues could continue to impact our customers' behavior as well as that of end consumers, which could impact our shipping and delivery volumes. The duration and severity of these supply chain issues is unknown and unpredictable. There are some unique factors not within our control that could affect our business; however, we believe we can navigate the current conditions and will continue to take proactive steps to manage our operations and mitigate related financial impacts.
On a consolidated basis, we expect revenue growth in the low to mid-single digit range in 2022 compared to 2021. Within Global Ecommerce, we anticipate revenue growth in 2022 and margin and profit improvements from pricing initiatives and productivity improvements from the benefits of the investments we made in our facilities and network. However, we also expect continued growth of the market's need for transportation services and labor to generate increased costs. Within Presort Services, we expect revenue growth in 2022 and margin and profit improvements as productivity initiatives, increased automation and facilities consolidation and optimization will more than offset expected higher labor and transportation costs. Within SendTech Solutions, we expect overall revenue to decline, growth in our cloud-enabled shipping solutions and margins to remain strong.

RESULTS OF OPERATIONS
REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$1,702,580	$1,618,897	5%	4%	$1,577,628	$1,480,612	7.3%	8.5%

	Segment EBIT
	Years Ended December 31,
	2021	2020	Actual % change
Segment EBIT	$(98,673)	$(82,894)	(19)%
Global Ecommerce revenue increased 5% as reported (4% at constant currency) in 2021 compared to 2020 due to revenue growth of 7% from higher cross-border volumes, partially offset by revenue decline of 2% from lower domestic parcel delivery volumes.
Total gross margin declined $13 million and gross margin percentage declined to 7.3% from 8.5% primarily due to a $14 million unfavorable vendor price adjustment driven by lower domestic parcel delivery volumes and higher transportation, postal and labor costs, partially offset by the impact of higher revenue.
Segment EBIT for 2021 was a loss of $99 million compared to a loss of $83 million in the prior year. The increase in EBIT loss was driven by the decline in gross margin and $2 million in higher operating expenses.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$573,480	$521,212	10%	10%	$431,382	$402,599	24.8%	22.8%

	Segment EBIT
	Years Ended December 31,
	2021	2020	Actual % change
Segment EBIT	$79,721	$55,799	43%
Presort Services revenue increased 10% in 2021 compared to 2020. The processing of Marketing Mail, First Class Mail and Marketing Mail Flats and Bound Printed Matter contributed revenue growth of 5%, 4% and 1%, respectively, primarily due to the impact of increased mail volumes, improvements in five-digit sortation, pricing actions and benefits from the impacts of COVID-19 that adversely affected mail volumes in 2020.
Gross margin increased $23 million and gross margin percentage increased to 24.8% from 22.8% primarily due to the increase in revenue and improved productivity, partially offset by increased labor and transportation costs of $16 million and $6 million, respectively, due to increased competition and demand for these resources.
Segment EBIT increased $24 million or 43% in 2021 compared to 2020 due to the increase in revenue and gross margin.

SendTech Solutions

SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2021	2020	Actual % change	Constant Currency % change	2021	2020	2021	2020
Business services	$58,614	$51,197	14%	15%	$25,174	$20,694	57.1%	59.6%
Support services	460,888	473,292	(3)%	(3)%	147,716	148,293	67.9%	68.7%
Financing	294,418	341,034	(14)%	(15)%	47,059	48,162	84.0%	85.9%
Equipment sales	350,138	314,882	11%	10%	251,714	234,987	28.1%	25.4%
Supplies	159,438	159,282	—%	(1)%	43,980	41,679	72.4%	73.8%
Rentals	74,005	74,279	—%	(1)%	24,427	25,600	67.0%	65.5%
Total	$1,397,501	$1,413,966	(1)%	(2)%	$540,070	$519,415	61.4%	63.3%

	Segment EBIT
	Years Ended December 31,
	2021	2020	Actual % change
Segment EBIT	$429,415	$442,648	(3)%
SendTech Solutions revenue decreased 1% (2% at constant currency) in 2021 compared to 2020. Financing revenue declined 14% (15% at constant currency) primarily due to lower lease extensions of $18 million as more clients opted to lease new equipment rather than simply extend leases on existing equipment, lower fee income of $10 million and a prior year gain of $10 million from sales of investment securities. Support services revenue declined 3% primarily due to a declining meter population and shift to cloud-enabled products, which generally require less service due to ease of use. Partially offsetting these decreases, equipment sales increased 11% (10% at constant currency), primarily due to the adverse impact on demand and our inability to perform on-site service and installations in the prior year due to COVID-19 and business services revenue increased 14% (15% at constant currency) primarily due to growth in our shipping products.
Gross margin decreased to 61.4% from 63.3% in the prior year primarily due to declines in financing and support services gross margin, partially offset by an increase in equipment sales gross margin. Financing gross margin decreased to 84.0% from 85.9% due to declining revenue and rising interest rates. Support services gross margin decreased to 67.9% from 68.7% primarily due to the decline in revenue. Equipment sales gross margin increased to 28.1% from 25.4% primarily driven by lower engineering costs.
Segment EBIT decreased $13 million, or 3% in 2021 compared to 2020, primarily driven by the decline in gross margin of $38 million, partially offset by lower credit loss provision of $23 million.

UNALLOCATED CORPORATE EXPENSES

The majority of our selling, general and administrative (SG&A) expense is recorded directly or allocated to our reportable segments. SG&A expenses not recorded directly or allocated to our reportable segments are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology and innovation.

	Years Ended December 31,
	2021	2020	Actual % change
Unallocated corporate expenses	$207,774	$200,406	4%

Unallocated corporate expenses in 2021 increased 4% compared to the prior year primarily driven by higher employee-related expenses of $5 million and higher insurance costs of $5 million.

CONSOLIDATED EXPENSES

Selling, general and administrative
SG&A expense of $924 million in 2021 decreased 4%, or $39 million, compared to 2020, primarily due to lower credit loss provision of $34 million and lower professional fees of $16 million, partially offset by higher employee-related expenses of $24 million.

Research and development (R&D)
R&D expense increased 22%, or $8 million in 2021 compared to 2020, primarily due to investments in our Global Ecommerce segment.

Restructuring charges and asset impairments
Restructuring charges and asset impairments for the year ended December 31, 2021 were $19 million and primarily includes costs for employee severance and facility closures. See Note 12 to the Consolidated Financial Statements for further information.

Other components of net pension and postretirement cost (income)
Other components of net pension and postretirement cost (income) for the year ended December 31, 2021 was $1 million. The amount of other components of net pension and postretirement cost (income) recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 14 to the Consolidated Financial Statements for further information.

Other expense, net
Other expense for the year ended December 31, 2021 was $42 million and includes a $56 million loss from the refinancing of debt, a $10 million gain from the sale of a business, $3 million of insurance proceeds and a $1 million gain from an asset sale. See Note 11 to the Consolidated Financial Statements for further information.

INCOME TAXES AND DISCONTINUED OPERATIONS

Income taxes
The effective tax rate for 2021 includes benefits of $7 million from the resolution of tax matters, $5 million due to tax legislation in the U.K., $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by a charge of $6 million on the pre-tax gain of $10 million from the sale of a business as the tax basis was lower than the book basis and a charge of $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options. See Note 15 to the Consolidated Financial Statements for further information.

Discontinued operations, net of tax
Loss from discontinued operations, net of tax for 2021 of $5 million includes adjustments related to the sale of our Software Solutions business in 2019 and Production Mail business in 2018. See Note 4 to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2021 we had cash, cash equivalents and short-term investments of $747 million, which includes $162 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients ability to pay their balances on a timely basis, the impacts of COVID-19 on macroeconomic conditions and our ability to take further cost savings and cash conservation measures if necessary. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	2021	2020	Increase/(decrease)
Net cash from operating activities	$301,515	$301,972	$(457)
Net cash from investing activities	(155,251)	(75,692)	(79,559)
Net cash from financing activities	(330,371)	(235,371)	(95,000)
Effect of exchange rate changes on cash and cash equivalents	(4,863)	6,099	(10,962)
Change in cash and cash equivalents	$(188,970)	$(2,992)	$(185,978)

Operating activities
Cash provided by operating activities in 2021 of $302 million was flat compared to the prior year. Cash flow from operations was positively impacted by $3 million from changes in working capital and by $38 million due to a tax payment related to a discontinued operation in the prior year. These improvements in cash were offset by lower earnings before noncash charges.

Investing activities
Cash used in investing activities for 2021 increased $80 million compared to the prior year, primarily due to higher capital expenditures as we invested significantly during the year in our facilities, our network and technologies to expand operations, improve productivity and gain economies of scale in our Global Ecommerce and Presort Services operations. In 2020, we prioritized and limited our capital expenditures in connection with COVID-19.
Net cash from investing activities in 2021 also benefited by $43 million from the timing of purchases and maturities of investment securities, but was negatively impacted by lower proceeds from the sale of assets and businesses of $29 million and higher acquisition spending of $8 million. Proceeds from the sale of assets and businesses in 2021 includes $28 million from the sale of a business and $2 million of asset sales, while proceeds in 2020 included $46 million from the surrender of company-owned life insurance policies and $12 million from the sale of an equity investment. In November 2021, we acquired CrescoData, a Platform-as-a-Service business, for $15 million.

Financing activities
Cash used in financing activities for 2021 increased $95 million compared to the prior year primarily due to higher net repayments of debt of $61 million, higher premiums and fees paid to refinance debt of $18 million and a reduction in reserve deposits of $11 million.

Debt Activity
In 2021, we refinanced a significant amount of our near-term maturities, reducing our total debt and extending our maturity profile. Specifically, we issued a $400 million 6.875% unsecured note due March 2027, a $350 million 7.25% unsecured note due March 2029 and entered into a seven-year $450 million secured term loan maturing March 2028. We redeemed all the October 2021 notes, an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes under a tender offer, the remaining balance of the May 2022 notes and the remaining balance of the January 2025 term loan. We also extended the maturities of our $500 million secured revolving credit facility and our $380 million secured term loan from November 2024 to March 2026. A $56 million pre-tax loss was incurred on the refinancing of debt.
In connection with the refinancing, we terminated interest rate swap agreements with an aggregate notional amount of $500 million and entered into new interest rate swap agreements with an aggregate notional amount of $200 million. Under the terms of the new swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.

The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At December 31, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.

Future Cash Requirements
The following table summarizes our known and contractually committed cash requirements at December 31, 2021 (in millions):

	Payments due in
	Total	2022	2023	2024	2025	2026	Thereafter
Debt maturities	$2,365	$25	$120	$282	$43	$261	$1,634
Lease obligations	286	53	47	42	34	29	81
Purchase obligations	240	240	—	—	—	—	—
Retiree medical payments	104	13	12	12	11	11	45
Total	$2,995	$331	$179	$336	$88	$301	$1,760

Debt
We have debt with a principal balance of $2.4 billion outstanding at December 31, 2021. Approximately 74% of this debt is at fixed rates, including the effect of interest rate swaps, and the remaining 26% of debt is at variable rates based on LIBOR or other similar rates. The weighted average interest rate of our variable rate debt at December 31, 2021 was 3.1%. We estimate that cash interest payments for the next 12 months will be $130 - $140 million.
Required debt repayments over the next 12 months are $25 million and we do not have material principal maturities until 2024. Accordingly, we do not anticipate the need to access the U.S. capital markets in the next 12 months. See Note 13 to the Consolidated Financial Statements for information regarding our debt.

Lease obligations
We lease real estate and equipment under operating and capital lease arrangements. These leases have terms of up to 15 years and include renewal options.
In November 2021, we entered into an agreement to sell our Shelton, Connecticut facility for approximately $50 million and simultaneously enter into a ten year lease agreement. Total base lease payments over the ten-year term will be approximately $41 million and are not included in the table above. This transaction is expected to close in the first quarter of 2022. Additionally, lease payments in the table above do not include $21 million of payments for leases signed but not yet commenced at December 31, 2021. See Note 8 and Note 17 to the Consolidated Financial Statements for further information.

Purchase obligations
Purchase obligations include unrecorded agreements to purchase goods and services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty.

In addition to the above known and contractually committed cash payments, we anticipate using cash for the following items:

Capital Expenditures
We continue to invest in our facilities, products, solutions and technology to grow our businesses, gain additional economies of scale, provide new and innovative products and solutions and compete effectively in our markets. Capital expenditures are evaluated and approved by senior leadership based on several factors, including expected impacts on revenue growth, productivity enhancements, service improvements and cost savings.
Capital expenditures totaled $184 million and $105 million for the years ended December 31, 2021 and 2020, respectively. During 2021, we invested significantly in our facilities, network and technologies to expand operations, improve productivity and gain economies of scale in our Global Ecommerce and Presort operations. In 2020, in response to COVID-19, we prioritized and limited our capital expenditures.

Dividends
We have historically paid a quarterly dividend to our shareholders. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve a dividend. We expect to continue to pay a quarterly dividend of $0.05 per share; however, our Board of Directors may decide to increase or decrease this amount or to not approve the payment of a dividend at any time and for any reason without notice. Assuming the current $0.05 per quarter dividend payment, we estimate that dividend payments will be approximately $35 million in 2022. There are no material restrictions on our ability to declare dividends.

Share Repurchases
We may repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. At December 31, 2021, we have authorization from our Board of Directors to repurchase up to of $16 million of our common stock. As of February 16, 2022, we have spent $8 million to repurchase 1.5 million shares of our common stock.

Off Balance Sheet Arrangements
At December, 31, 2021, we had approximately $25 million outstanding letters of credit guarantees with financial institutions that are primarily issued as security for insurance, leases, customs and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Revenue recognition
We derive revenue from multiple sources including the sale and lease of equipment, equipment rentals, financing, support services and business services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these arrangements involves a sale or noncancelable lease of equipment, meter services and an equipment maintenance agreement. We are required to determine whether each product and service within the contract should be treated as a separate performance obligation (unit of accounting) for revenue recognition purposes. We recognize revenue for performance obligations when control is transferred to the customer. Transfer of control may occur at a point in time or over time, depending on the nature of the contract and the performance obligation.
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
Testing goodwill for impairment requires us to identify our reporting units and assign assets and liabilities, including goodwill, to each reporting unit. The fair value of a reporting unit is based on one or a combination of techniques, which include a discounted cash flow model, multiples of competitors, and/or multiples from sales of like businesses. To determine fair value using a discounted cash flow model, management's cash flow projections include significant judgements and assumptions relating to revenue growth rates, projected operating income and discount rate. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment for each reporting unit. Events and circumstances that could materially impact the fair value determination of a reporting unit and potentially result in a non-cash impairment charge in future periods, include, but are not limited to, changing consumer behaviors, our ability to manage volumes, gain economies of scale and improve profitability in the Global Ecommerce business, prolonged supply chain issues, inflation and rising interest rates.
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

Allowances for credit losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. We provide an allowance for probable credit losses based on historical loss experience, adverse situations that may affect a client's ability to pay and current economic conditions and outlook based on reasonable and supportable forecasts.

Total allowance for credit losses as a percentage of finance receivables was 2% at December 31, 2021 and 3% at December 31, 2020. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2021 would have reduced pre-tax income by $3 million.
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
The allowance for credit losses as a percentage of trade accounts receivables was 3% at December 31, 2021 and 5% at December 31, 2020. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2021 would have reduced pre-tax income by $1 million.

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
The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) and our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan) used in the determination of net periodic pension expense for 2021 was 2.55% and 1.30%, respectively. For 2022, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 2.85% and 1.85%, respectively. A 0.25% change in the discount rate would not materially impact annual pension expense for the U.S. Plan or the U.K. Plan. A 0.25% change in the discount rate would impact the projected benefit obligation of the U.S. Plan and U.K. Plan by $45 million and $27 million, respectively.
The expected rate of return on plan assets used in the determination of net periodic pension expense for 2021 was 5.60% for the U.S. Plan and 4.75% for the U.K. Plan. For 2022, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 5.10% and the U.K. Plan will be 4.0%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million.
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

Foreign Currency Exchange
The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. During 2021, 15% of our consolidated revenue was from operations outside the United States and the translation of foreign currencies to the U.S. dollar did not have a material impact on revenues or operating results for the year ended December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in foreign currency exchange rates and interest rates. To manage these market risks, we employ derivatives according to established policies and procedures, including foreign currency contracts and interest rate swaps. We do not use derivatives for speculative purposes. We are also exposed to credit risk on our accounts receivable and finance receivable portfolio.

Foreign Exchange Risk
Our foreign currency risks include the translation of local currency balances of foreign subsidiaries and transaction gains and losses associated with intercompany loans, transactions denominated in currencies other than a location’s functional currency and forecasted inventory purchases between affiliates and third parties. Our objective in managing exposure to foreign currency is to reduce the volatility in earnings and cash flows associated with fluctuations in foreign currency exchange rates. The principal currencies actively hedged are the British Pound, Canadian Dollar and the Euro.
At December 31, 2021 and 2020, we had outstanding foreign currency exchange rate contracts to mitigate the currency risk associated with forecasted inventory purchases between affiliates and third parties. These contracts are designated as cash flow hedges and changes in fair value are recognized in accumulated other comprehensive income, a component of stockholders’ equity. At December 31, 2021 and 2020, we also had outstanding foreign currency exchange rate contracts to mitigate the currency risk associated with intercompany loans and related interest denominated in foreign currencies. These contracts are not designated as hedging instruments and changes in fair value of the derivative contract and transaction gains and losses associated with the revaluation of the intercompany loans are recorded in earnings. Changes in the fair values of foreign currency derivative contracts recognized in earnings are generally offset by transaction gains and losses on the underlying intercompany loans.

Interest Rate Risk
We are exposed to interest rate risk principally in relation to our variable-rate debt borrowings. At December 31, 2021 and 2020, 26% and 27% or our debt was at variable rates, respectively. The weighted average interest rate of our variable rate debt at December 31, 2021 and 2020 was 3.1% and 4.5%, respectively. A 100 basis point change in the effective interest rate of our variable rate debt in 2021 would have increased interest expense approximately $6 million.
We also maintain a significant investment portfolio comprised of fixed-rate interest-bearing money market funds, government and municipal securities, corporate securities and mortgage and asset-backed securities. Changes in interest rates impact the fair value of these investments; however, these securities are designated as available-for-sale, and changes in fair value due to changes in interest rates are recognized as accumulated other comprehensive income, a component of equity, and does not impact net income. We have the intent and ability to hold securities to maturity and therefore, do not expect to recognize impairment losses on investment securities in an unrealized loss position.

Credit Risk
We are exposed to credit risk on our accounts receivable and finance receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2021 or 2020. We maintain provisions for potential credit losses based on historical experience, age of receivable, current economic conditions and future outlook and other relevant factors that may impact our customers’ ability to pay. We continually evaluate the adequacy of our allowance for credit losses and adjust as necessary.

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
Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Under the direction of our CEO and CFO, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2021.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2021 under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) and concluded that the internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2021 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,120,069	$10.64	119,940,056
Equity compensation plans not approved by security holders	—	—	—
Total	11,120,069	$10.64	119,940,056

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)    Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed with the Commission on September 30, 2019 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4	Description of Registered Securities	Exhibit 4
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
4(e)	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between the Company and The Bank of New York Mellon, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 26, 2020 (Commission file number 1-3579)
4(f)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
4(g)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Incorporated by reference to Exhibit 10(b.3) to Form 10-K filed with the Commission on February 20, 2015 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated February 4, 2019)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of February 4, 2019)	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(m)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(o)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Incorporated by reference to Exhibit 10(p) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(p)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
10(q)*	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the Commission on March 18, 2020 (Commission file number 1-3579)
10(r)	Credit Agreement, dated as of November 1, 2019 (the "Credit Agreement"), among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 5, 2019 (Commission file number 1-3579)
10(s)	First Incremental Facility Amendment, dated as of February 19, 2020, to the Credit Agreement, among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 20, 2020 (Commission file number 1-3579)
10(t)	First Amendment, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
10(u)	First Refinancing Agreement, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and refinancing tranche B term lender.	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
18	Preferability letter on change in accounting principle	Exhibit 18
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of independent registered accounting firm	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

Date: February 22, 2022        PITNEY BOWES INC.
    Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director (Principal Executive Officer)	February 22, 2022
/s/ Ana Maria Chadwick Ana Maria Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2022
/s/ Joseph R. Catapano Joseph R. Catapano	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 22, 2022
/s/ Anne M. Busquet Anne M. Busquet	Director	February 22, 2022
/s/ Robert M. Dutkowsky Robert M. Dutkowsky	Director	February 22, 2022
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 22, 2022
/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 22, 2022
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 22, 2022
/s/ Linda S. Sanford Linda S. Sanford	Director	February 22, 2022
/s/ David L. Shedlarz David L. Shedlarz	Director	February 22, 2022
/s/ Sheila A. Stamps Sheila A. Stamps	Director	February 22, 2022

PART IV

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pitney Bowes Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in 2021 and the manner in which it accounts for credit losses on financial assets in 2020.

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

Goodwill Impairment Assessment – Global Ecommerce Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,135 million as of December 31, 2021, and the goodwill balance associated with the Global Ecommerce reporting unit was $395 million. Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill. During the fourth quarter of 2021, management performed its annual goodwill impairment test to assess the recoverability of the carrying value of goodwill and determined that the fair value of the Global Ecommerce reporting unit exceeded its carrying value and therefore no impairment was recorded. As disclosed by management, the fair value of the Global Ecommerce reporting unit was estimated by management using a discounted cash flow model. Management’s cash flow projections included judgments and assumptions relating to revenue growth rates, projected operating income, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Global Ecommerce reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, certain forecasted costs included in the determination of projected operating income and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Global Ecommerce reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, certain forecasted costs included in the determination of projected operating income, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and certain forecasted costs included in the determination of projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 22, 2022

We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Business services	$2,334,674	$2,191,306	$1,710,801
Support services	460,888	473,292	506,187
Financing	294,418	341,034	368,090
Equipment sales	350,138	314,882	352,104
Supplies	159,438	159,282	187,287
Rentals	74,005	74,279	80,656
Total revenue	3,673,561	3,554,075	3,205,125
Costs and expenses:
Cost of business services	2,034,477	1,904,078	1,389,569
Cost of support services	149,706	149,988	162,300
Financing interest expense	47,059	48,162	44,648
Cost of equipment sales	251,914	235,153	244,620
Cost of supplies	43,980	41,679	49,882
Cost of rentals	24,427	25,600	31,530
Selling, general and administrative	924,163	963,323	1,003,989
Research and development	46,777	38,384	51,258
Restructuring charges and asset impairments	19,003	20,712	69,606
Goodwill impairment	—	198,169	—
Interest expense, net	96,886	105,753	110,910
Other components of net pension and postretirement cost (income)	1,010	(1,708)	(4,225)
Other expense, net	41,574	8,151	24,306
Total costs and expenses	3,680,976	3,737,444	3,178,393
(Loss) income from continuing operations before income taxes	(7,415)	(183,369)	26,732
(Benefit) provision for income taxes	(10,922)	7,122	(13,127)
Income (loss) from continuing operations	3,507	(190,491)	39,859
(Loss) income from discontinued operations, net of tax	(4,858)	10,115	154,460
Net (loss) income	$(1,351)	$(180,376)	$194,319
Basic (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$0.02	$(1.11)	$0.23
Discontinued operations	(0.03)	0.06	0.88
Net (loss) income	$(0.01)	$(1.05)	$1.10
Diluted (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$0.02	$(1.11)	$0.22
Discontinued operations	(0.03)	0.06	0.87
Net (loss) income	$(0.01)	$(1.05)	$1.10
(1)The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(1,351)	$(180,376)	$194,319
Other comprehensive income, net of tax:
Foreign currency translations, net of tax of $(767), $2,374 and $3,071, respectively	(34,168)	37,252	75,319
Net unrealized gain (loss) on cash flow hedges, net of tax of $1,738, $(583) and $49, respectively	5,214	(1,748)	146
Net unrealized (loss) gain on available for sale securities, net of tax of $(2,217), $(816) and $1,970, respectively	(6,651)	(2,447)	5,910
Adjustments to pension and postretirement plans, net of tax of $17,986, $(20,440) and $(1,270), respectively	54,618	(70,623)	(845)
Amortization of pension and postretirement costs, net of tax of $12,755, $11,930 and $9,497, respectively	39,806	38,578	28,288
Other comprehensive income, net of tax	58,819	1,012	108,818
Comprehensive income (loss)	$57,468	$(179,364)	$303,137

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$732,480	$921,450
Short-term investments (includes $2,658 and $18,974, respectively, reported at fair value)	14,440	18,974
Accounts and other receivables (net of allowance of $11,168 and $18,899 respectively)	334,630	389,240
Short-term finance receivables (net of allowance of $12,812 and $18,012, respectively)	560,680	568,050
Inventories	78,588	71,480
Current income taxes	13,894	23,219
Other current assets and prepayments	157,341	120,145
Total current assets	1,892,053	2,112,558
Property, plant and equipment, net	429,162	391,280
Rental property and equipment, net	34,774	38,435
Long-term finance receivables (net of allowance of $13,406 and $17,857, respectively)	587,427	605,292
Goodwill	1,135,103	1,152,285
Intangible assets, net	132,442	159,839
Operating lease assets	208,428	201,916
Noncurrent income taxes	68,398	71,244
Other assets (includes $318,754 and $355,799, respectively, reported at fair value)	471,084	491,514
Total assets	$4,958,871	$5,224,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$922,543	$880,616
Customer deposits at the Bank	632,062	617,200
Current operating lease liabilities	40,299	39,182
Current portion of long-term debt	24,739	216,032
Advance billings	99,280	114,550
Current income taxes	9,017	2,880
Total current liabilities	1,727,940	1,870,460
Long-term debt	2,299,099	2,348,361
Deferred taxes on income	286,445	279,451
Tax uncertainties and other income tax liabilities	31,935	38,163
Noncurrent operating lease liabilities	192,092	180,292
Other noncurrent liabilities	308,728	437,015
Total liabilities	4,846,239	5,153,742

Commitments and contingencies (See Note 16)

Stockholders' equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	2,485	68,502
Retained earnings	5,169,270	5,205,421
Accumulated other comprehensive loss	(780,312)	(839,131)
Treasury stock, at cost (148,606,517 and 151,362,724 shares, respectively)	(4,602,149)	(4,687,509)
Total stockholders’ equity	112,632	70,621
Total liabilities and stockholders’ equity	$4,958,871	$5,224,363

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,351)	$(180,376)	$194,319
Loss (income) from discontinued operations, net of tax	4,858	(10,115)	(154,460)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	162,859	160,625	159,142
Allowance for credit losses	7,808	42,193	28,488
Stock-based compensation	20,862	17,476	23,149
Amortization of debt fees	7,163	10,871	10,482
Loss on debt refinancing	56,209	36,987	6,623
Restructuring charges and asset impairments	19,003	20,712	69,606
Restructuring payments	(21,990)	(20,014)	(27,148)
Pension contributions and retiree medical payments	(27,534)	(31,828)	(37,747)
(Gain) loss on sale of assets/businesses	(11,635)	(21,969)	17,683
Goodwill impairment	—	198,169	—
Deferred tax (benefit) provision	(19,883)	15,280	4,811
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	37,503	(47,236)	(8,027)
Finance receivables	20,934	70,505	29,171
Inventories	(8,008)	1,582	(5,178)
Other current assets and prepayments	(1,184)	(19,581)	(27,096)
Accounts payable and accrued liabilities	57,780	94,851	22,081
Current and noncurrent income taxes	2,971	8,622	(40,119)
Advance billings	(14,029)	11,009	(10,361)
Other, net	9,179	(17,879)	3,192
Net cash from operating activities: continuing operations	301,515	339,884	258,611
Net cash from operating activities: discontinued operations	—	(37,912)	9,272
Net cash from operating activities	301,515	301,972	267,883
Cash flows from investing activities:
Capital expenditures	(184,042)	(104,987)	(137,253)
Purchases of investment securities	(74,923)	(596,841)	(137,194)
Proceeds from sales/maturities of investment securities	97,358	576,536	108,548
Net investment in loan receivables	(6,288)	(4,174)	(15,676)
Proceeds from sale of assets/businesses, net of cash sold	29,413	58,248	—
Acquisitions, net of cash acquired	(14,996)	(6,608)	(22,100)
Other investing activities	—	4,636	(8,905)
Net cash from investing activities: continuing operations	(153,478)	(73,190)	(212,580)
Net cash from investing activities: discontinued operations	(1,773)	(2,502)	670,130
Net cash from investing activities	(155,251)	(75,692)	457,550
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	1,195,500	916,544	389,986
Principal payments of debt	(1,445,734)	(1,105,650)	(930,189)
Premiums and fees to refinance debt	(50,763)	(32,645)	(4,704)
Dividends paid to stockholders	(34,800)	(34,291)	(35,361)
Customer deposits at the Bank	14,862	26,082	16,341
Common stock repurchases	—	—	(105,000)
Other financing activities	(9,436)	(5,411)	(1,372)
Net cash from financing activities	(330,371)	(235,371)	(670,299)
Effect of exchange rate changes on cash and cash equivalents	(4,863)	6,099	2,046
Change in cash and cash equivalents	(188,970)	(2,992)	57,180
Cash and cash equivalents at beginning of period	921,450	924,442	867,262
Cash and cash equivalents at end of period	$732,480	$921,450	$924,442

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2018	$1	$396	$323,338	$121,475	$5,279,682	$(948,961)	$(4,674,089)	$101,842
Cumulative effect of accounting change	—	—	—	—	3,348	—	—	3,348
Net income	—	—	—	—	194,319	—	—	194,319
Other comprehensive income	—	—	—	—	—	108,818	—	108,818
Cash dividends
Common ($0.20 per share)	—	—	—	—	(35,353)	—	—	(35,353)
Preference	—	—	—	—	(8)	—	—	(8)
Issuance of treasury stock	—	—	—	(43,062)	—	—	41,378	(1,684)
Conversions to common stock	—	(130)	—	(2,804)	—	—	2,934	—
Redemption of preferred/preference stock	(1)	(266)	—	(10)	—	—	—	(277)
Stock-based compensation	—	—	—	23,149	—	—	—	23,149
Repurchase of common stock	—	—	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2019	—	—	323,338	98,748	5,441,988	(840,143)	(4,734,777)	289,154
Cumulative effect of accounting change	—	—	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	—	—	(180,376)	—	—	(180,376)
Other comprehensive income	—	—	—	—	—	1,012	—	1,012
Dividends ($0.20 per share)	—	—	—	—	(34,291)	—	—	(34,291)
Issuance of treasury stock	—	—	—	(47,722)	—	—	47,268	(454)
Stock-based compensation	—	—	—	17,476	—	—	—	17,476
Balance at December 31, 2020	—	—	323,338	68,502	5,205,421	(839,131)	(4,687,509)	70,621
Net loss	—	—	—	—	(1,351)	—	—	(1,351)
Other comprehensive income	—	—	—	—	—	58,819	—	58,819
Dividends ($0.20 per share)	—	—	—	—	(34,800)	—	—	(34,800)
Issuance of treasury stock	—	—	—	(86,879)	—	—	85,360	(1,519)
Stock-based compensation	—	—	—	20,862	—	—	—	20,862
Balance at December 31, 2021	$—	$—	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
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
Effective October 1, 2021, we elected to adopt the FIFO inventory valuation methodology where we had previously valued inventory on a last-in, first-out (LIFO) basis. We believe that the FIFO basis provides a better matching of revenues and expenses, more closely resembles the physical flow of inventory, provides a consistent valuation methodology throughout our locations and improves comparability with industry peers. We retrospectively applied this change in accounting principle and recorded a cumulative effect adjustment to increase the 2019 opening inventory balance by $4 million and retained earnings by $3 million (net of tax). Financial statements for the years ended December 31, 2020 and 2019 and at December 31, 2020 have been recast and the impact on our previously issued financial statements is presented in the following tables. Had we not elected to adopt the FIFO inventory valuation methodology, 2021 cost of equipment sales would have been approximately $2 million higher and inventory would have been approximately $2 million lower.

	Year Ended December 31, 2020
Consolidated Statement of Income (Loss)	As Previously Reported	Adjustments	As Revised
Cost of equipment sales	$236,716	$(1,563)	$235,153
Total costs and expenses	$3,739,007	$(1,563)	$3,737,444
(Loss) income from continuing operations before income taxes	$(184,932)	$1,563	$(183,369)
(Benefit) provision for income taxes	$6,727	$395	$7,122
Income (loss) from continuing operations	$(191,659)	$1,168	$(190,491)
Net (loss) income	$(181,544)	$1,168	$(180,376)
Basic (loss) earnings per share - continuing operations	$(1.12)	$0.01	$(1.11)
Basic (loss) earnings per share	$(1.06)	$0.01	$(1.05)
Diluted (loss) earnings per share - continuing operations	$(1.12)	$0.01	$(1.11)
Diluted (loss) earnings per share	$(1.06)	$0.01	$(1.05)

	Year Ended December 31, 2019
Consolidated Statement of Income (Loss)	As Previously Reported	Adjustments	As Revised
Cost of equipment sales	$244,210	$410	$244,620
Total costs and expenses	$3,177,983	$410	$3,178,393
(Loss) income from continuing operations before income taxes	$27,142	$(410)	$26,732
(Benefit) provision for income taxes	$(13,007)	$(120)	$(13,127)
Income (loss) from continuing operations	$40,149	$(290)	$39,859
Net (loss) income	$194,609	$(290)	$194,319
Basic (loss) earnings per share - continuing operations	$0.23	$—	$0.23
Basic (loss) earnings per share	$1.10	$—	$1.10
Diluted (loss) earnings per share - continuing operations	$0.23	$(0.01)	$0.22
Diluted (loss) earnings per share	$1.10	$—	$1.10

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	December 31, 2020
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised
Inventories	$65,845	$5,635	$71,480
Total current assets	$2,106,923	$5,635	$2,112,558
Noncurrent income taxes	$72,653	$(1,409)	$71,244
Total assets	$5,220,137	$4,226	$5,224,363
Retained earnings	$5,201,195	$4,226	$5,205,421
Total stockholders' equity	$66,395	$4,226	$70,621
Total liabilities and stockholders' equity	$5,220,137	$4,226	$5,224,363

	Year Ended December 31, 2020
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Net (loss) income	$(181,544)	$1,168	$(180,376)
Deferred tax (benefit) provision	$14,885	$395	$15,280
(Increase) decrease in inventories	$3,145	$(1,563)	$1,582

	Year Ended December 31, 2019
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Net (loss) income	$194,609	$(290)	$194,319
Deferred tax (benefit) provision	$4,931	$(120)	$4,811
(Increase) decrease in inventories	$(5,588)	$410	$(5,178)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, goodwill and intangible asset impairment review, deferred tax asset valuation allowance, income tax reserves, revenue recognition for multiple element arrangements, pension and other postretirement costs, allowance for credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, the allocation of purchase price to assets and liabilities acquired in business combinations, stock-based compensation expense and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents
Cash equivalents include interest-earning investments with maturities of three months or less at the date of purchase.

Marketable Securities
Marketable investment securities are classified as available-for-sale or hold-to-maturity. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. Purchase premiums and discounts are amortized using the effective interest method over the term of the security. Gains and losses on the sale of available-for-sale securities are recorded on the trade date using the specific identification method. There were no unrealized losses due to credit losses charged to earnings in 2021, 2020, or 2019.
Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Accounts and Other Receivables and Allowance for Credit Losses
Accounts receivable are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.
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

Finance Receivables and Allowance for Credit Losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured loans. Sales-type leases and secured loans are from financing options provided to clients for Pitney Bowes equipment or leasing of other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loans comprise revolving credit lines offered to our clients for postage and supplies and working capital purposes. These revolving credit lines are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the annual period covered and client acquisition costs are expensed as incurred.
We provide an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay and current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.
Credit approval limits are established based on the credit quality of the client and the type of equipment financed. We cease financing revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis or net realizable value.

Fixed Assets
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are 50 years for buildings, 10 to 20 years for building improvements, up to 3 years for internal use software development costs, 3 to 12 years for machinery and equipment and 4 to 6 years for rental equipment. Major improvements that add to the productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term. Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of up to 10 years.

Deferred Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to sales commissions on multi-year equipment and Global Ecommerce contracts and are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Unamortized deferred costs at December 31, 2021 and December 31, 2020, included in other assets, were $48 million and $40 million, respectively. Amortization expense for these costs for the years ended December 31, 2021, 2020 and 2019 was $18 million, $10 million and $7 million, respectively.

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or noncancelable lease of equipment, meter services and an equipment maintenance agreement. We determine whether each product and service within the contract should be treated as a separate performance obligation (unit of accounting) for revenue recognition purposes. For contracts that include multiple performance obligations, the transaction price is allocated based on relative standalone selling prices (SSP), which are a range of selling prices that we would sell a product or service to a customer on a separate basis. SSP are established for each performance obligation at the inception of the contract and can be observable prices or estimated. The

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
allocation of the transaction price to the various performance obligations impacts the timing of revenue recognition, but does not change the total revenue recognized. More specifically, revenue related to our offerings is recognized as follows:

Business services
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions, Revenue for fulfillment, delivery and return services, cross-border solutions and mail processing services is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period. We review third party relationships and record revenue on a gross basis when we act as a principal in a transaction and on a net basis when we act as an agent between a client and vendor. In determining whether we are acting as principal or agent, we consider several factors such as whether we are the primary obligor to the client or have control over pricing.

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

Supplies
Supplies revenue includes revenue from supplies for our mailing equipment and is recognized upon delivery.

Rentals
Rentals revenue includes revenue from mailing equipment that does not meet the criteria to be accounted for as a sales-type lease. We may invoice in advance for rentals according to the terms of the agreement. Advanced billings are initially deferred and recognized on a straight-line basis over the billing period. Revenue generated from financing clients for the continued use of equipment subsequent to the expiration of the original lease is recognized as rentals revenue.

Shipping and Handling
Shipping and handling costs are recognized as costs of revenue as incurred.

Research and Development Costs
Research and development costs are charged to expense as incurred. Costs include research, development and engineering activities relating to the development of new products and solutions and enhancements of existing products and solutions. Costs primarily

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
include salaries, benefits and other employee-related expenses, materials, contract services, information systems and facilities and equipment costs.

Restructuring Charges
Costs associated with restructuring actions primarily include employee severance and related separation costs and contract termination costs, primarily real estate leases. Employee severance and related costs are recognized when a liability is incurred, which is generally upon communication to the affected employees, and the amount to be paid is both probable and reasonably estimable. Severance accruals are based on company policy, historical experience and negotiated settlements. Contract termination costs for real estate leases are recognized as incurred.

Stock-based Compensation
We primarily issue restricted stock units and non-qualified stock options under our stock award plans. Compensation expense for stock-based awards is measured based on the estimated fair value of the awards expected to vest and recognized ratably over the requisite service period. The fair value of restricted stock units is estimated based on the fair value of our common stock on the grant date, less the present value of expected dividends. The fair value of non-qualified stock options is determined using the Black-Scholes valuation model. We believe that these valuation techniques and the underlying assumptions are appropriate in estimating the fair value of stock awards. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates. Stock-based compensation expense is recognized primarily in selling, general and administrative expense.

Retirement Plans
Net periodic benefit cost includes current service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual results that differ from previous assumptions and changes in assumptions. The expected return on plan assets is based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized over a five-year period. Actuarial gains and losses are recognized in other comprehensive loss, net of tax, and amortized to benefit cost primarily over the life expectancy of plan participants. The funded status of pension and other postretirement benefit plans is recognized in the consolidated balance sheets.

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.
During the fourth quarter of 2021, we performed our annual goodwill impairment test to assess the recoverability of the carrying value of goodwill and determined that the fair value of each reporting unit exceeded its carrying value and no impairment was recorded.

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
Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of such change. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. In estimating the necessity and amount of a valuation allowance, we consider all available evidence for each jurisdiction, including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We adjust the valuation allowance through income tax expense when new information becomes available that would alter our determination of the amount of deferred tax assets that will ultimately be realized.
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the year plus the dilutive effect of common stock equivalents.

Translation of Non-U.S. Currency Amounts
In general, the functional currency of our foreign operations is the local currency. Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included as a component of accumulated other comprehensive loss.

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

New Accounting Pronouncements
New Accounting Pronouncements - Standards Adopted in 2021
In January 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2021, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an entity (the acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The adoption of this standard did not have a material impact on our consolidated financial statements.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Year Ended December 31, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,702,580	$573,480	$58,614	$2,334,674	$—	$2,334,674
Support services	—	—	460,888	460,888	—	460,888
Financing	—	—	—	—	294,418	294,418
Equipment sales	—	—	91,015	91,015	259,123	350,138
Supplies	—	—	159,438	159,438	—	159,438
Rentals	—	—	—	—	74,005	74,005
Subtotal	1,702,580	573,480	769,955	3,046,015	$627,546	$3,673,561

Revenue from leasing transactions and financing
Financing	—	—	294,418	294,418
Equipment sales	—	—	259,123	259,123
Rentals	—	—	74,005	74,005
Total revenue	$1,702,580	$573,480	$1,397,501	$3,673,561

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$318,077	$318,077
Products/services transferred over time	1,702,580	573,480	451,878	2,727,938
Total	$1,702,580	$573,480	$769,955	$3,046,015

	Year Ended December 31, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,618,897	$521,212	$51,197	$2,191,306	$—	$2,191,306
Support services	—	—	473,292	473,292	—	473,292
Financing	—	—	—	—	341,034	341,034
Equipment sales	—	—	74,660	74,660	240,222	314,882
Supplies	—	—	159,282	159,282	—	159,282
Rentals	—	—	—	—	74,279	74,279
Subtotal	1,618,897	521,212	758,431	2,898,540	$655,535	$3,554,075

Revenue from leasing transactions and financing
Financing	—	—	341,034	341,034
Equipment sales	—	—	240,222	240,222
Rentals	—	—	74,279	74,279
Total revenue	$1,618,897	$521,212	$1,413,966	$3,554,075

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$293,648	$293,648
Products/services transferred over time	1,618,897	521,212	464,783	2,604,892
Total	$1,618,897	$521,212	$758,431	$2,898,540

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
Our performance obligations for revenue from products and services are as follows:
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions. Revenue for fulfillment, delivery and return services, cross-border solutions and mail processing services is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services range from one to five years followed by annual renewal periods. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period.
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

Supplies revenue includes revenue from supplies for our mailing equipment and is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Bank.

Advance Billings from Contracts with Customers

	Balance Sheet Location	December 31, 2021	December 31, 2020	Increase/ (decrease)
Advance billings, current	Advance billings	$92,926	$106,498	$(13,572)
Advance billings, noncurrent	Other noncurrent liabilities	$1,109	$1,277	$(168)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the twelve months ended December 31, 2021 includes $106 million of advance billings at the beginning of the period. Advance billings, current at December 31, 2021 and 2020 also includes $6 million and $8 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	2022	2023	2024-2026	Total
SendTech Solutions	$276,314	$196,265	$213,395	$685,974

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

Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, asset and goodwill impairment charges and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net (loss) income. As a result of change from LIFO to FIFO inventory valuation discussed in Note 1, SendTech Solutions EBIT for 2020 and 2019 has also been recast.

	Revenue
	Years Ended December 31,
	2021	2020	2019
Global Ecommerce	$1,702,580	$1,618,897	$1,151,510
Presort Services	573,480	521,212	529,588
SendTech Solutions	1,397,501	1,413,966	1,524,027
Total revenue	$3,673,561	$3,554,075	$3,205,125

Geographic data:
United States	$3,114,905	$3,112,285	$2,745,928
Outside United States	558,656	441,790	459,197
Total revenue	$3,673,561	$3,554,075	$3,205,125

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	EBIT
	Years Ended December 31,
	2021	2020	2019
Global Ecommerce	$(98,673)	$(82,894)	$(70,146)
Presort Services	79,721	55,799	70,693
SendTech Solutions	429,415	442,648	489,912
Total segment EBIT	410,463	415,553	490,459
Reconciling items:
Interest, net	(143,945)	(153,915)	(155,558)
Unallocated corporate expenses	(207,774)	(200,406)	(211,529)
Restructuring charges and asset impairments	(19,003)	(20,712)	(69,606)
Goodwill impairment	—	(198,169)	—
Loss on debt refinancing	(56,209)	(36,987)	(6,623)
Gain (loss) on sale of assets/businesses	11,635	11,908	(17,683)
Transaction costs	(2,582)	(641)	(2,728)
Benefit (provision) for income taxes	10,922	(7,122)	13,127
Income (loss) from continuing operations	3,507	(190,491)	39,859
(Loss) income from discontinued operations, net of tax	(4,858)	10,115	154,460
Net (loss) income	$(1,351)	$(180,376)	$194,319

	Depreciation and amortization
	Years Ended December 31,
	2021	2020	2019
Global Ecommerce	$79,128	$69,676	$68,385
Presort Services	27,243	31,769	29,440
SendTech Solutions	29,950	34,316	39,758
Total for reportable segments	136,321	135,761	137,583
Corporate	26,538	24,864	21,559
Total depreciation and amortization	$162,859	$160,625	$159,142

	Capital expenditures
	Years Ended December 31,
	2021	2020	2019
Global Ecommerce	$89,488	$46,427	$53,374
Presort Services	36,628	15,795	27,394
SendTech Solutions	26,028	28,823	32,276
Total for reportable segments	152,144	91,045	113,044
Corporate	31,898	13,942	24,209
Total capital expenditures	$184,042	$104,987	$137,253

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Assets
	December 31,
	2021	2020	2019
Global Ecommerce	$1,032,434	$994,554	$1,102,313
Presort Services	479,392	523,690	524,817
SendTech Solutions	2,013,361	2,071,028	2,156,806
Total for reportable segments	3,525,187	3,589,272	3,783,936
Cash and cash equivalents	732,480	921,450	924,442
Short-term investments	14,440	18,974	115,879
Assets of discontinued operations	—	—	17,229
Long-term investments	333,052	364,212	238,882
Other corporate assets	353,712	330,455	389,590
Consolidated assets	$4,958,871	$5,224,363	$5,469,958

Identifiable long-lived assets:
United States	$658,070	$613,990	$596,694
Outside United States	14,294	17,641	21,460
Total	$672,364	$631,631	$618,154

In 2021, $35 million of assets were transferred from Presort Services to Global Ecommerce.

4. Discontinued Operations

Discontinued operations includes net working capital and other adjustments relating to the sale of Software Solutions business in 2019 (except for the software business in Australia, which closed in January 2020), and the Production Mail business in 2018. Discontinued operations for the year ended December 31, 2021 also includes a tax charge related to the sale of the Production Mail business. Discontinued operations for the year ended December 31, 2019 also includes the operating results of the Software Solutions business.

Selected financial information of discontinued operations is as follows:

	Year Ended December 31, 2021
	Software Solutions	Production Mail	Total
Loss on sale	$(1,827)	$—	$(1,827)
Tax provision			3,031
Loss from discontinued operations, net of tax			$(4,858)

	Year Ended December 31, 2020
	Software Solutions	Production Mail	Total
Gain (loss) on sale	$7,972	$(167)	$7,805
Tax benefit			(2,310)
Income from discontinued operations, net of tax			$10,115

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

	Years Ended December 31,
	2021	2020	2019
Numerator:
Income (loss) from continuing operations	$3,507	$(190,491)	$39,859
(Loss) income from discontinued operations, net of tax	(4,858)	10,115	154,460
Net (loss) income (numerator for diluted EPS)	(1,351)	(180,376)	194,319
Less: Preference stock dividend	—	—	8
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(1,351)	$(180,376)	$194,311
Denominator:
Weighted-average shares used in basic EPS	173,914	171,519	176,251
Dilutive effect of common stock equivalents (1)	5,191	—	1,198
Weighted-average shares used in diluted EPS	179,105	171,519	177,449
Basic (loss) earnings per share:
Continuing operations	$0.02	$(1.11)	$0.23
Discontinued operations	(0.03)	0.06	0.88
Net (loss) income	$(0.01)	$(1.05)	$1.10
Diluted (loss) earnings per share:
Continuing operations	$0.02	$(1.11)	$0.22
Discontinued operations	(0.03)	0.06	0.87
Net (loss) income	$(0.01)	$(1.05)	$1.10

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	6,514	11,626	15,751

(1) Due to the loss from continuing operations for the year ended December 31, 2020, common stock equivalents of 2,483 were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
6. Inventories

Inventories consisted of the following:

	December 31,
	2021	2020
Raw materials	$22,352	$16,570
Supplies and service parts	26,076	24,061
Finished products	30,160	30,849
Total inventory, net	$78,588	$71,480

7. Finance Assets and Lessor Operating Leases

Finance Assets
All finance receivables are in our SendTech segment. We segregate our finance receivables into a North America portfolio and International portfolio. Finance receivables consisted of the following:

	December 31, 2021			December 31, 2020
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$958,440	$187,831	$1,146,271	$994,985	$211,944	$1,206,929
Unguaranteed residual values	37,896	10,717	48,613	36,405	12,140	48,545
Unearned income	(246,381)	(56,643)	(303,024)	(275,359)	(61,686)	(337,045)
Allowance for credit losses	(19,546)	(3,246)	(22,792)	(22,917)	(6,006)	(28,923)
Net investment in sales-type lease receivables	730,409	138,659	869,068	733,114	156,392	889,506
Loan receivables
Loan receivables	262,310	20,155	282,465	268,690	22,092	290,782
Allowance for credit losses	(3,259)	(167)	(3,426)	(6,484)	(462)	(6,946)
Net investment in loan receivables	259,051	19,988	279,039	262,206	21,630	283,836
Net investment in finance receivables	$989,460	$158,647	$1,148,107	$995,320	$178,022	$1,173,342

Maturities of finance receivables at December 31, 2021 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
2022	$379,948	$75,525	$455,473	$226,322	$20,155	$246,477
2023	276,501	53,695	330,196	15,383	—	15,383
2024	177,005	32,799	209,804	12,278	—	12,278
2025	93,071	17,958	111,029	6,880	—	6,880
2026	31,092	6,508	37,600	1,447	—	1,447
Thereafter	823	1,346	2,169	—	—	—
Total	$958,440	$187,831	$1,146,271	$262,310	$20,155	$282,465

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Allowance for Credit Losses
Activity in the allowance for credit losses on finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2018	$10,253	$2,355	$6,777	$837	$20,222
Amounts charged to expense	5,672	1,157	4,746	569	12,144
Write-offs	(6,971)	(1,505)	(8,971)	(849)	(18,296)
Recoveries	1,717	181	3,519	9	5,426
Other	249	(103)	(165)	174	155
Balance at December 31, 2019	10,920	2,085	5,906	740	19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	10,789	2,902	8,158	555	22,404
Write-offs	(7,609)	(1,068)	(9,955)	(551)	(19,183)
Recoveries	2,070	194	3,474	4	5,742
Other	(2,524)	143	17	116	(2,248)
Balance at December 31, 2020	22,917	6,006	6,484	462	35,869
Amounts charged to expense	648	(1,788)	(426)	19	(1,547)
Write-offs	(7,120)	(846)	(6,045)	(302)	(14,313)
Recoveries	3,097	173	3,245	3	6,518
Other	4	(299)	1	(15)	(309)
Balance at December 31, 2021	$19,546	$3,246	$3,259	$167	$26,218

Aging of Receivables
The aging of gross finance receivables was as follows:

	December 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Amounts 0 - 90 days	$950,138	$185,057	$258,514	$20,018	$1,413,727
Amounts > 90 days	8,302	2,774	3,796	137	15,009
Total	$958,440	$187,831	$262,310	$20,155	$1,428,736
Amounts > 90 days
Still accruing interest	$4,964	$682	$—	$—	$5,646
Not accruing interest	3,338	2,092	3,796	137	9,363
Total	$8,302	$2,774	$3,796	$137	$15,009

	December 31, 2020
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Amounts 0 - 90 days	$972,266	$208,968	$264,484	$21,932	$1,467,650
Amounts > 90 days	22,719	2,976	4,206	160	30,061
Total	$994,985	$211,944	$268,690	$22,092	$1,497,711
Amounts > 90 days
Still accruing interest	$5,128	$463	$1,797	$59	$7,447
Not accruing interest	17,591	2,513	2,409	101	22,614
Total	$22,719	$2,976	$4,206	$160	$30,061

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, a detailed manual review of their financial condition and payment history or an automated process. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated and enhanced tools and processes are implemented as needed.

Over 85% of our finance receivables are within our North American portfolio. We use a third party to score the majority of this portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the third party's credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The third-party credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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

We do not use a third party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. This portfolio comprises approximately 15% of our total finance receivables. Most of our International credit applications are small dollar applications (i.e. below $50 thousand) and are subjected to an automated review process. Larger credit applications are manually reviewed, which includes obtaining client financial information, credit reports and other available information.

The table below shows the gross sales-type lease receivable and loan receivable balances by relative risk class and year of origination based on the relative scores of the accounts within each class as of December 31, 2021 and 2020.

	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$274,191	$195,421	$162,479	$95,661	$33,698	$14,862	$192,161	$968,473
Medium	43,403	34,955	31,038	17,895	6,981	3,619	55,708	193,599
High	5,474	5,017	4,044	2,708	849	889	4,822	23,803
Not Scored	45,644	54,097	47,973	33,998	19,161	12,214	29,774	242,861
Total	$368,712	$289,490	$245,534	$150,262	$60,689	$31,584	$282,465	$1,428,736

	Sales Type Lease Receivables						Loan Receivables	Total
	2020	2019	2018	2017	2016	Prior
Low	$256,573	$228,344	$165,244	$87,346	$30,518	$12,249	$192,971	$973,245
Medium	50,785	49,946	37,168	21,388	6,470	2,375	61,625	229,757
High	6,182	5,396	3,782	1,974	1,051	143	4,518	23,046
Not Scored	80,854	77,362	48,704	24,291	7,813	971	31,668	271,663
Total	$394,394	$361,048	$254,898	$134,999	$45,852	$15,738	$290,782	$1,497,711

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Years Ended December 31,
	2021	2020	2019
Profit recognized at commencement	$127,469	$117,359	$146,923
Interest income	186,532	206,517	229,719
Total lease income from sales-type leases	$314,001	$323,876	$376,642

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

2022	$22,782
2023	13,607
2024	16,444
2025	4,185
2026	902
Thereafter	59
Total	$57,979

8. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2021	2020
Land	$—	$9,333
Machinery and equipment	707,843	617,748
Capitalized software	488,837	443,400
Buildings and improvements	126,456	203,788
	1,323,136	1,274,269
Accumulated depreciation	(893,974)	(882,989)
Property, plant and equipment, net	$429,162	$391,280

Rental property and equipment	$125,967	$145,954
Accumulated depreciation	(91,193)	(107,519)
Rental property and equipment, net	$34,774	$38,435

Depreciation expense was $132 million, $127 million and $123 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In November 2021, we entered into an agreement to sell our Shelton, Connecticut facility and simultaneously entered into a ten year lease agreement. This transaction did not close as of December 31, 2021, and accordingly, the net book value for the building and land of $36 million was classified as assets held-for-sale in other current assets and prepayments in the December 31, 2021 Consolidated Balance Sheet. See also Note 21 Subsequent Events.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
9. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,187	$(141,492)	$126,695	$268,199	$(115,010)	$153,189
Software & technology	21,981	(16,234)	5,747	19,000	(12,350)	6,650
Total intangible assets, net	$290,168	$(157,726)	$132,442	$287,199	$(127,360)	$159,839

Amortization expense was $30 million, $33 million and $36 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Future amortization expense for intangible assets at December 31, 2021 is as follows:

2022	$29,812
2023	26,962
2024	26,962
2025	20,302
2026	14,148
Thereafter	14,256
Total	$132,442
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill
Changes in the carrying amount of goodwill by reporting segment are shown in the tables below.

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2020	Acquisitions/dispositions	FX Impact	December 31, 2021
Global Ecommerce	$609,431	$(198,169)	$411,262	$(16,200)	$—	$395,062
Presort Services	220,992	—	220,992	—	—	220,992
SendTech Solutions	520,031	—	520,031	13,804	(14,786)	519,049
Total goodwill	$1,350,454	$(198,169)	$1,152,285	$(2,396)	$(14,786)	$1,135,103

	December 31, 2019	Acquisitions	Impairment	FX Impact	December 31, 2020
Global Ecommerce	$609,431	$—	$(198,169)	$—	$411,262
Presort Services	212,529	8,463	—	—	220,992
SendTech Solutions	502,219	—	—	17,812	520,031
Total goodwill	$1,324,179	$8,463	$(198,169)	$17,812	$1,152,285

During the second quarter of 2021, we sold a U.K. based software consultancy business ("Tacit") acquired as part of our 2017 acquisition of Newgistics. We received net proceeds of $28 million and recognized a pre-tax gain of $10 million (after-tax gain of $4 million), which included a goodwill allocation of $16 million attributable to Tacit. In the fourth quarter of 2021, we acquired CrescoData for $15 million in cash plus potential additional payments of up to $7 million based on the achievement of revenue targets during 2022-2024. CrescoData is a Singapore based, Platform-as-a-Service business that enables mapping and automating of product, stock and order data between platforms and is included in our SendTech Solutions segment.

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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$88,705	$338,043	$—	$426,748
Equity securities	—	29,356	—	29,356
Commingled fixed income securities	1,692	16,815	—	18,507
Government and related securities	9,790	25,439	—	35,229
Corporate debt securities	—	65,167	—	65,167
Mortgage-backed / asset-backed securities	—	172,018	—	172,018
Derivatives
Interest rate swap	—	3,103	—	3,103
Foreign exchange contracts	—	2,474	—	2,474
Total assets	$100,187	$652,415	$—	$752,602
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(304)	$—	$(304)
Total liabilities	$—	$(304)	$—	$(304)

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities consisted of the following:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,160	$81	$(1,012)	$35,229
Corporate debt securities	67,906	259	(2,998)	65,167
Commingled fixed income securities	1,725	—	(33)	1,692
Mortgage-backed / asset-backed securities	176,559	144	(4,685)	172,018
Total	$282,350	$484	$(8,728)	$274,106

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$31,882	$157	$(78)	$31,961
Corporate debt securities	71,174	614	(355)	71,433
Commingled fixed income securities	1,706	16	—	1,722
Mortgage-backed / asset-backed securities	220,659	734	(715)	220,678
Total	$325,421	$1,521	$(1,148)	$325,794

Investment securities in a loss position were as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$16,018	$579	$—	$—
Corporate debt securities	51,385	2,658	—	—
Mortgage-backed / asset-backed securities	135,441	4,057	2,369	76
Total	$202,844	$7,294	$2,369	$76

Less than 12 continuous months
Government and related securities	$15,438	$433	$8,500	$78
Corporate debt securities	8,859	339	39,313	355
Commingled fixed income securities	1,692	33	—	—
Mortgage-backed / asset-backed securities	30,754	629	84,454	639
Total	$56,743	$1,434	$132,267	$1,072
At December 31, 2021, approximately 37% of total securities in the investment portfolio were in a net loss position. Our allowance for credit losses on available-for-sale investment securities is not significant, but we believe it is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
At December 31, 2021, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,430	$2,405
After 1 year through 5 years	14,811	14,544
After 5 years through 10 years	75,630	72,616
After 10 years	189,479	184,541
Total	$282,350	$274,106
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.

Held-to-Maturity Securities
Held-to-maturity securities at December 31, 2021 and 2020 totaled $20 million and $75 million, respectively.

Derivative Instruments
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2021 and 2020, outstanding contracts associated with these anticipated transactions had a notional amount of $1 million and $8 million, respectively.

Interest Rate Swaps
We enter into interest rate swaps to manage the cost of debt. At December 31, 2021, we had outstanding interest rate swap agreements with a notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL. At December 31, 2020, we had interest rate swap agreements with a notional value of $500 million that was terminated during 2021.

The fair value of our derivative instruments was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$21	$96
	Accounts payable and accrued liabilities	(10)	(112)

Interest rate swaps	Other assets (Other noncurrent liabilities)	3,103	(2,163)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	2,453	3,680
	Accounts payable and accrued liabilities	(294)	(1,848)

	Total derivative assets	5,577	3,776
	Total derivative liabilities	(304)	(4,123)
	Total net derivative asset (liability)	$5,273	$(347)

The amounts included in AOCL at December 31, 2021 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following represents the results of cash flow hedging relationships:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2021	2020		2021	2020
Foreign exchange contracts	$198	$(317)	Revenue	$289	$(161)
			Cost of sales	(117)	11
Interest rate swaps	5,266	(2,163)	Interest Expense	(366)	—
	$5,464	$(2,480)		$(194)	$(150)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2021 mature over the next three months.

The following represents the mark-to-market adjustment on our non-designated derivative instruments:

		Years Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2021	2020
Foreign exchange contracts	Selling, general and administrative expense	$(4,540)	$5,298

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, held-to-maturity investment securities and accounts payable approximate fair value. The fair value of available-for-sale investment securities and derivative instruments are presented above. The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt was as follows:

	December 31,
	2021	2020
Carrying value	$2,323,838	$2,564,393
Fair value	$2,355,894	$2,479,895

11. Supplemental Financial Statement Information

Activity in the allowance for credit losses on accounts receivable is presented below.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of year	Accounts and other receivables	Other assets
2021	$35,344	$—	$9,355	$(15,520)	$29,179	$11,168	$18,011
2020	$17,830	$15,336	$19,789	$(17,611)	$35,344	$18,899	$16,445
2019	$17,443	$—	$16,345	$(15,958)	$17,830	$17,830	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Other expense, net consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Loss on refinancing of debt	$56,209	$36,987	$6,623
Insurance proceeds	(3,000)	(16,928)	—
(Gain) loss on sale of assets/businesses	(11,635)	(11,908)	17,683
Other expense, net	$41,574	$8,151	$24,306

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2021	2020	2019
Purchases of property and equipment in accounts payable	$5,305	$16,098	$1,301
Cash interest paid	$124,084	$151,857	$157,709
Cash income tax payments, net of refunds	$4,337	$20,185	$27,109

Selected balance sheet information is as follows:

	December 31,
	2021	2020
Other assets:
Long-term investments	$333,052	$364,212
Other (net of allowance of $18,011 and $16,445, respectively)	138,032	127,302
Total	$471,084	$491,514

Accounts payable and accrued liabilities:
Accounts payable	$310,993	$295,173
Customer deposits	185,528	165,774
Employee related liabilities	233,876	232,236
Other	192,146	187,433
Total	$922,543	$880,616

Other noncurrent liabilities:
Pension liabilities	$115,457	$235,439
Postretirement medical benefits	126,675	153,838
Other	66,596	47,738
Total	$308,728	$437,015

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
12. Restructuring Charges and Asset Impairments
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at December 31, 2019	$12,006
Expenses, net	20,712
Cash payments	(20,014)
Noncash activity	(2,641)
Balance at December 31, 2020	10,063
Expenses, net	19,003
Cash payments	(21,990)
Noncash activity	(1,329)
Balance at December 31, 2021	$5,747
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
13. Debt

		December 31,
	Interest rate	2021	2020
Notes due October 2021	4.875%	—	152,588
Notes due May 2022	5.625%	—	148,792
Notes due April 2023	6.20%	90,259	271,000
Notes due March 2024	4.625%	242,603	374,000
Notes due March 2027	6.875%	400,000	—
Notes due March 2029	7.25%	350,000	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Term loan due March 2026	LIBOR + 1.75%	370,500	380,000
Term loan due January 2025	LIBOR + 5.5%	—	818,125
Term loan due March 2028	LIBOR + 4.0%	446,625	—
Other debt		3,685	4,900
Principal amount		2,364,513	2,610,246
Less: unamortized costs, net		40,675	45,853
Total debt		2,323,838	2,564,393
Less: current portion long-term debt		24,739	216,032
Long-term debt		$2,299,099	$2,348,361

In 2021, we issued a $400 million 6.875% unsecured note due March 2027, a $350 million 7.25% unsecured note due March 2029 and entered into a seven-year $450 million secured term loan maturing March 2028. We redeemed all the outstanding October 2021 notes and an aggregate $363 million of the May 2022 notes, April 2023 notes and March 2024 notes under a tender offer, the remaining balance of the May 2022 notes and the remaining balance of the January 2025 term loan. We also extended the maturities of our $500 million secured revolving credit facility and our $380 million secured term loan from November 2024 to March 2026. A $56 million pre-tax loss was incurred on the refinancing of debt.
The credit agreement that governs the revolving credit facility and term loans contains financial and non-financial covenants. At December 31, 2021, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
We also terminated interest rate swap agreements with an aggregate notional value of $500 million and entered into new interest rate swap agreements with an aggregate notional amount of $200 million. Under the terms of the new swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly. We received $2 million from the termination of the $500 million interest rate swap agreements, which was recorded in AOCL and will be recognized ratably in income through 2024.
At December 31, 2021, the interest rate of the 2028 Term Loan was 4.1% and the interest rate on the 2026 Term Loan was 1.9%.

Annual maturities of outstanding principal at December 31, 2021 are as follows:

2022	$24,739
2023	119,748
2024	281,560
2025	42,500
2026	261,000
Thereafter	1,634,966
Total	$2,364,513

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Retirement Plans and Postretirement Medical Benefits

Retirement Plans
We provide retirement benefits to eligible employees in the U.S. and outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our significant defined benefit plans have been frozen. The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2021	2020	2021	2020
Accumulated benefit obligation	$1,609,125	$1,729,515	$762,558	$829,413

Projected benefit obligation
Benefit obligation - beginning of year	$1,729,959	$1,613,054	$830,674	$746,942
Service cost	102	86	1,528	1,650
Interest cost	42,434	52,103	11,811	13,379
Actuarial (gain) loss	(53,133)	185,306	(37,197)	76,006
Foreign currency changes	—	—	(10,747)	29,128
Settlements and curtailments	(1,429)	(3,854)	—	(15,171)
Benefits paid	(108,425)	(116,736)	(25,601)	(21,260)
Benefit obligation - end of year	$1,609,508	$1,729,959	$770,468	$830,674

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,601,786	$1,487,018	$742,639	$668,308
Actual return on plan assets	51,828	225,812	17,929	78,120
Company contributions	5,397	9,546	9,686	9,674
Settlements and curtailments	(1,429)	(3,854)	—	(15,171)
Foreign currency changes	—	—	(7,210)	22,968
Benefits paid	(108,425)	(116,736)	(25,601)	(21,260)
Fair value of plan assets - end of year	$1,549,157	$1,601,786	$737,443	$742,639

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$—	$465	$29,309	$26,053
Current liability	(5,883)	(5,843)	(1,345)	(1,444)
Noncurrent liability	(54,468)	(122,795)	(60,989)	(112,644)
Funded status	$(60,351)	$(128,173)	$(33,025)	$(88,035)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets:

	United States		Foreign
	2021	2020	2021	2020
Projected benefit obligation	$1,609,508	$1,729,638	$59,859	$691,909
Accumulated benefit obligation	$1,609,125	$1,729,194	$59,352	$690,887
Fair value of plan assets	$1,549,157	$1,601,000	$—	$577,821

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2021	2020	2021	2020
Net actuarial loss	$716,585	$783,211	$301,913	$334,520
Prior service (credit) cost	(149)	(209)	7,804	8,072
Transition asset	—	—	(7)	(7)
Total	$716,436	$783,002	$309,710	$342,585

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2021	2020	2019	2021	2020	2019
Service cost	$102	$86	$83	$1,528	$1,650	$1,543
Interest cost	42,434	52,103	63,171	11,811	13,379	17,853
Expected return on plan assets	(77,119)	(84,719)	(92,726)	(31,869)	(34,391)	(34,363)
Amortization of net transition asset	—	—	—	—	(4)	(6)
Amortization of prior service (credit) cost	(60)	(60)	(60)	268	245	243
Amortization of net actuarial loss	38,233	32,490	26,146	9,350	7,842	6,337
Settlements and curtailments	551	1,364	2,381	—	5,060	397
Net periodic benefit cost (income)	$4,141	$1,264	$(1,005)	$(8,912)	$(6,219)	$(7,996)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2021	2020	2021	2020
Net actuarial (gain) loss	$(27,842)	$44,216	$(23,257)	$32,103
Amortization of net actuarial loss	(38,233)	(32,490)	(9,350)	(7,842)
Amortization of prior service credit (cost)	60	60	(268)	(245)
Net transition asset	—	—	—	4
Settlements and curtailments	(551)	(1,364)	—	(5,060)
Total recognized in other comprehensive income	$(66,566)	$10,422	$(32,875)	$18,960

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Weighted-average actuarial assumptions used to determine year end benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2021			2020			2019
United States
Used to determine benefit obligations
Discount rate	2.85%			2.54%			3.34%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	2.54%			3.34%			4.34%
Expected return on plan assets	5.60%			6.25%			6.75%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	0.85%	-	2.85%	0.70%	-	2.40%	0.65%	-	2.95%
Rate of compensation increase	1.50%	-	3.65%	1.50%	-	2.50%	1.50%	-	2.50%

Used to determine net periodic benefit cost
Discount rate	0.70%	-	2.40%	0.65%	-	2.95%	0.75%	-	3.55%
Expected return on plan assets	3.50%	-	5.75%	4.25%	-	6.00%	4.25%	-	6.25%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	2.50%	1.50%	-	2.50%

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
The expected return on plan assets is based on the target asset allocation for the applicable pension plan and expected rates of return for various asset classes in the investment portfolio after analyzing historical experience and future expectations of returns and volatility of the asset classes.

Investment Strategy and Asset Allocation
The investment strategy for our pension plans is to maximize returns within reasonable and prudent risk levels, achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and earn the expected rate of return while adhering to local regulations and restrictions.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
U.S. Pension Plans
Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2022	2021	2020
Asset category
Equities	20%	18%	33%
Multi-asset credit	3%	3%	—%
Fixed income	70%	73%	62%
Real estate	6%	5%	4%
Private equity	1%	1%	1%
Total	100%	100%	100%

Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Target and actual asset allocations for the U.K. Plan, which comprises 79% of the total foreign pension plan assets, were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2022	2021	2020
Asset category
Global equities	10%	12%	22%
Fixed income	70%	69%	60%
Real estate	10%	9%	8%
Diversified growth	10%	9%	9%
Cash	—%	1%	1%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets, by level within the fair value hierarchy. The plan asset categories presented in the following tables are subsets of the broader asset allocation categories.

United States Pension Plans

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$3,725	$—	$3,725
Equity securities	—	195,037	—	195,037
Commingled fixed income securities	—	229,300	—	229,300
Government and related securities	202,416	26,582	—	228,998
Corporate debt securities	—	771,529	—	771,529
Mortgage-backed /asset-backed securities	—	12,486	—	12,486
Real estate	—	—	77,494	77,494
Securities lending collateral	—	145,855	—	145,855
Total plan assets at fair value	$202,416	$1,384,514	$77,494	$1,664,424
Securities lending payable				(145,855)
Investments valued at NAV				16,820
Cash				20,569
Other				(6,801)
Fair value of plan assets				$1,549,157

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$14,442	$—	$14,442
Equity securities	—	323,311	—	323,311
Commingled fixed income securities	—	264,896	—	264,896
Government and related securities	322,851	22,549	—	345,400
Corporate debt securities	—	586,998	—	586,998
Mortgage-backed /asset-backed securities	—	45,861	—	45,861
Real estate	—	—	69,347	69,347
Securities lending collateral	—	151,049	—	151,049
Total plan assets at fair value	$322,851	$1,409,106	$69,347	$1,801,304
Securities lending payable				(151,049)
Investments valued at NAV				17,132
Cash				15,449
Other				(81,050)
Fair value of plan assets				$1,601,786

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Foreign Plans

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$8,577	$—	$8,577
Equity securities	—	96,596	—	96,596
Commingled fixed income securities	—	431,845	—	431,845
Government and related securities	—	46,522	—	46,522
Corporate debt securities	—	33,583	—	33,583
Real estate	—	7,168	52,491	59,659
Diversified growth funds	—	—	52,169	52,169
Total plan assets at fair value	$—	$624,291	$104,660	$728,951
Cash				7,966
Other				526
Fair value of plan assets				$737,443

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,072	$—	$10,072
Equity securities	—	166,683	—	166,683
Commingled fixed income securities	—	379,656	—	379,656
Government and related securities	—	46,268	—	46,268
Corporate debt securities	—	37,002	—	37,002
Real estate	—	—	45,275	45,275
Diversified growth funds	—	—	50,750	50,750
Total plan assets at fair value	$—	$639,681	$96,025	$735,706
Cash				6,448
Other				485
Fair value of plan assets				$742,639

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
•Real Estate: include units in open-ended commingled real estate funds. Funds that are valued and traded on a daily basis in an active market are classified as Level 2. Investments that are valued on an annual basis by certified appraisers are classified as Level 3. The valuation techniques used to value Level 3 investments include the cost approach, sales-comparison method and the income approach.
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

Investments Valued at Net Asset Value (NAV)
Represents investments in private equity limited partnerships that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient and are not categorized in the fair value hierarchy. There is no active market for these investments and the pension plan receives a proportionate share of the gains, losses and expenses in accordance with the partnership agreements. There is a remaining unfunded commitment of $8 million at December 31, 2021. These investments comprise 1.1% of total U.S. Pension Fund assets at both December 31, 2021 and 2020.

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets:

	U.S. Plans	Foreign Plans
	Real estate	Real estate	Diversified Growth Funds
Balance at December 31, 2019	$71,337	$45,335	$47,621
Realized gains	1,554	—	—
Unrealized losses	(3,360)	(2,134)	1,493
Net purchases, sales and settlements	(184)	1,221	56
Foreign currency and other	—	853	1,580
Balance at December 31, 2020	69,347	45,275	50,750
Realized gains	1,791	—	—
Unrealized gains	6,958	6,357	1,995
Net purchases, sales and settlements	(602)	1,663	—
Foreign currency and other	—	(804)	(576)
Balance at December 31, 2021	$77,494	$52,491	$52,169

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Postretirement Medical Benefits
We provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. The benefit obligation and funded status for postretirement medical benefit plans are as follows:

	2021	2020
Benefit obligation
Benefit obligation - beginning of year	$169,210	$164,104
Service cost	909	885
Interest cost	3,755	4,993
Actuarial (gain) loss	(22,305)	11,496
Foreign currency changes	123	340
Benefits paid, net	(12,176)	(12,608)
Benefit obligation - end of year (1)	$139,516	$169,210

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	12,176	12,608
Benefits paid, net	(12,176)	(12,608)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(12,841)	$(15,372)
Non-current liability	(126,675)	(153,838)
Funded status	$(139,516)	$(169,210)
(1)    The benefit obligation for U.S. postretirement medical benefits plan was $126 million and $153 million at December 31, 2021 and 2020, respectively.

Pretax amounts recognized in AOCI consist of:

	2021	2020
Net actuarial loss	$15,175	$41,570
Prior service cost	—	129
Total	$15,175	$41,699

The components of net periodic benefit cost for postretirement medical benefit plans were as follows:

	2021	2020	2019
Service cost	$909	$885	$967
Interest cost	3,755	4,993	6,584
Amortization of prior service cost	129	373	321
Amortization of net actuarial loss	4,090	3,198	2,026
Net periodic benefit cost	$8,883	$9,449	$9,898

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Other changes in benefit obligation for postretirement medical benefit plans recognized in other comprehensive income were as follows:

	2021	2020
Net actuarial (gain) loss	$(22,305)	$11,496
Amortization of net actuarial loss	(4,090)	(3,198)
Amortization of prior service cost	(129)	(373)
Total recognized in other comprehensive income	$(26,524)	$7,925

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2021	2020	2019
Discount rate used to determine benefit obligation
U.S.	2.80%	2.35%	3.20%
Canada	2.90%	2.50%	3.00%

Discount rate used to determine net period benefit cost
U.S.	2.35%	3.20%	4.20%
Canada	2.50%	3.00%	3.60%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.8% and 7.0% for 2021 and 2020, respectively. The assumed health care trend rate is 6.50% for 2022 and will gradually decline to 5.0% by the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Postretirement Medical Benefits
2022	$130,497	$12,854
2023	131,204	12,338
2024	124,812	11,819
2025	125,765	11,299
2026	123,679	10,778
Thereafter	601,374	45,383
	$1,237,331	$104,471

During 2022, we estimate making contributions of $6 million to our U.S. pension plans and $10 million to our foreign pension plans.

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $27 million in 2021 and $28 million in 2020.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
15. Income Taxes

Income (loss) from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
U.S.	$(85,258)	$(243,760)	$500
International	77,843	60,391	26,232
Total	$(7,415)	$(183,369)	$26,732

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2021	2020	2019
U.S. Federal:
Current	$(7,419)	$(10,582)	$(18,789)
Deferred	(13,825)	6,516	11,500
	(21,244)	(4,066)	(7,289)
U.S. State and Local:
Current	5,401	(2,569)	(9,142)
Deferred	(5,827)	4,100	8,000
	(426)	1,531	(1,142)
International:
Current	10,979	4,993	9,993
Deferred	(231)	4,664	(14,689)
	10,748	9,657	(4,696)

Total current	8,961	(8,158)	(17,938)
Total deferred	(19,883)	15,280	4,811
Total (benefit) provision for income taxes	$(10,922)	$7,122	$(13,127)

Effective tax rate	147.3%	(3.9)%	(49.1)%
The effective tax rate for 2021 includes benefits of $7 million from the resolution of tax matters, $5 million due to tax legislation in the U.K., $3 million from an affiliate reorganization and $2 million from the vesting of restricted stock, partially offset by charges of $6 million on the pre-tax gain of $10 million from the sale of a business as the tax basis was lower than the book basis and $1 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money stock options.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
Federal statutory provision	$(1,558)	$(38,507)	$5,613
State and local income taxes (1)	(336)	1,209	(901)
Impact of foreign operations taxed at rates other than the U.S. statutory rate (2)	(2,220)	(3,345)	(18,541)
Accrual/release of uncertain tax amounts related to foreign operations	(7,288)	1,802	191
U.S. tax impacts of foreign income in the U.S.	4,441	(2,300)	5,587
CARES Act carryback benefit	(2,270)	(1,646)	—
Tax incentives/credits/exempt income	(500)	(750)	(5,437)
Unrealized stock compensation benefits	(505)	2,312	2,176
Surrender of company-owned life insurance policies	—	10,313	—
Goodwill impairment	—	40,328	—
Other, net (3)	(686)	(2,294)	(1,815)
(Benefit) provision for income taxes	$(10,922)	$7,122	$(13,127)
(1)    Includes a charge of $2 million for the surrender of company-owned life insurance for the year ended December 31, 2020.
(2)    Includes a benefit of $5 million for a deferred rate change for the year ended December 31, 2021, a benefit of $3 million for tax balance corrections and a deferred tax rate change benefit of $2 million for the year ended December 31, 2020 and a foreign valuation allowance release of $23 million and a $3 million tax on the disposition of operations in certain international markets for the year ended December 31, 2019.
(3)     Includes a $3 million benefit from an affiliate reorganization and charge of $3 million related to the sale of a business for the year ended December 31, 2021, as well as a $2 million benefit related to tax balance corrections and a $1 million charge related to interest for the year ended December 31, 2020.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Deferred tax liabilities and assets consisted of the following:

	December 31,
	2021	2020
Deferred tax liabilities:
Depreciation	$(85,544)	$(69,900)
Deferred profit (for tax purposes) on sale to finance subsidiary	(26,745)	(28,101)
Lease revenue and related depreciation	(202,862)	(190,852)
Intangible assets	(76,672)	(81,816)
Operating lease liability	(46,496)	(50,071)
Other	(25,438)	(27,865)
Gross deferred tax liabilities	(463,757)	(448,605)

Deferred tax assets:
Postretirement medical benefits	34,681	42,423
Pension	20,472	48,385
Operating lease asset	52,271	54,538
Inventory and equipment capitalization	1,866	3,903
Restructuring charges	1,548	2,022
Long-term incentives	12,308	12,905
Net operating loss	113,025	82,823
Tax credit carry forwards	65,931	64,070
Tax uncertainties gross-up	6,929	6,656
Other	58,457	42,079
Gross deferred tax assets	367,488	359,804
Less: Valuation allowance	(121,778)	(116,543)
Net deferred tax assets	245,710	243,261
Total deferred taxes, net	$(218,047)	$(205,344)
The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that will more-likely-than-not expire unutilized.

We have a federal net operating loss carryforward of $157 million as of December 31, 2021, the majority of which has an indefinite carryforward period. We have net operating loss carryforwards in international jurisdictions of $163 million as of December 31, 2021, of which $150 million can be carried forward indefinitely and the remainder expire over the next 20 years. We also have net operating loss carryforwards in most states totaling $1.1 billion that will expire over the next 20 years. In addition, we have tax credit carryforwards of $66 million, of which $51 million can be carried forward indefinitely and the remainder expire over the next 11 years.
As of December 31, 2021, we assert that we are permanently reinvested in our pre-1987 and post-2017 undistributed earnings of $264 million as well as all other outside basis differences. While a determination of the full liability that would be incurred if these earnings were repatriated is not practicable, we have estimated the withholding taxes would be approximately $2 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$50,064	$60,302	$71,458
Increases from prior period positions	3,016	2,147	510
Decreases from prior period positions	(4,247)	(47)	(9,711)
Increases from current period positions	492	3,472	5,052
Decreases relating to settlements with tax authorities	(1,270)	(12,508)	(2,626)
Reductions from lapse of applicable statute of limitations	(2,983)	(3,302)	(4,381)
Balance at end of year	$45,072	$50,064	$60,302
The amount of the unrecognized tax benefits at December 31, 2021, 2020 and 2019 that would affect the effective tax rate if recognized was $39 million, $44 million and $54 million, respectively.
On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 10% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Amounts included in our provision for income taxes related to interest and penalties on uncertain tax positions for each of the years ended December 31, 2021, 2020 and 2019 were not significant. We had approximately $4 million accrued for the payment of interest and penalties at both December 31, 2021 and 2020.

Other Tax Matters
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2018 are closed to audit; however, various post-2016 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2016 except for a specific issue arising in earlier years, France is closed through 2019, Germany is closed through 2016 and the U.K. is closed through 2018. We also have other less significant tax filings currently subject to examination.
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

Leases	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease assets	$208,428	$201,916
Finance	Property, plant and equipment, net	46,770	23,973
Total leased assets		$255,198	$225,889

Liabilities
Operating	Current operating lease liabilities	$40,299	$39,182
	Noncurrent operating lease liabilities	192,092	180,292
Finance	Accounts payable and accrued liabilities	10,694	4,714
	Other noncurrent liabilities	39,535	18,862
Total lease liabilities		$282,620	$243,050

	Years Ended December 31,
Lease Cost	2021	2020	2019
Operating lease expense	$62,269	$54,718	$48,503
Finance lease expense
Amortization of leased assets	9,191	3,792	3,372
Interest on lease liabilities	2,826	949	700
Variable lease expense	33,924	21,413	23,188
Sublease income	(1,761)	(979)	(1,948)
Total expense	$106,449	$79,893	$73,815

Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
2022	$53,380	$13,444	$66,824
2023	46,776	11,226	58,002
2024	41,731	9,889	51,620
2025	34,202	8,280	42,482
2026	29,406	6,751	36,157
Thereafter	80,900	9,357	90,257
Total	286,395	58,947	345,342
Less: present value discount	54,004	8,718	62,722
Lease liability	$232,391	$50,229	$282,620

Future lease payments exclude $21 million of payments for leases signed but not yet commenced at December 31, 2021.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	6.7 years	7.2 years
Finance leases	5.5 years	5.6 years
Weighted-average discount rate
Operating leases	6.5%	7.1%
Finance leases	6%	7.1%

	Years Ended December 31,
Cash Flow Information	2021	2020	2019
Operating cash outflows - operating leases	$59,748	$52,565	$44,252
Operating cash outflows - finance leases	$2,826	$949	$700
Financing cash outflows - finance leases	$7,707	$4,223	$3,096

Leased assets obtained in exchange for new lease obligations
Operating leases	$48,662	$38,641	$87,160
Finance leases	$30,840	$17,741	$4,072

18. Stockholders' Equity
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2018	187,675,082	135,662,830
Repurchases of common stock	(18,595,315)	18,595,315
Issuance of treasury stock	1,276,797	(1,276,797)
Conversions to common stock	92,379	(92,379)
Balance at December 31, 2019	170,448,943	152,888,969
Issuance of treasury stock	1,526,245	(1,526,245)
Balance at December 31, 2020	171,975,188	151,362,724
Issuance of treasury stock	2,756,207	(2,756,207)
Balance at December 31, 2021	174,731,395	148,606,517

At December 31, 2021, 36,722,032 shares were reserved for issuance under our stock plans and dividend reinvestment program.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
19. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss were as follows:

	Gain (Loss) Reclassified from AOCL (a)
	Years Ended December 31,
	2021	2020	2019
Cash flow hedges
Revenue	$289	$(161)	$72
Cost of sales	(117)	11	104
Interest expense	(366)	—	—
Total before tax	(194)	(150)	176
Tax (benefit) provision	(49)	(37)	44
Net of tax	$(145)	$(113)	$132

Available for sale securities
Financing revenue	$(6)	$10,124	$1,079
Selling, general and administrative expense	(7)	231	—
Total before tax	(13)	10,355	1,079
Tax (benefit) provision	(2)	2,589	270
Net of tax	$(11)	$7,766	$809

Pension and Postretirement Benefit Plans (b)
Transition asset	$—	$4	$6
Prior service costs	(337)	(558)	(504)
Actuarial losses	(51,673)	(43,530)	(34,509)
Settlement	(551)	(6,424)	(2,778)
Total before tax	(52,561)	(50,508)	(37,785)
Tax benefit	(12,755)	(11,930)	(9,497)
Net of tax	$(39,806)	$(38,578)	$(28,288)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income.
(b)     Reclassified from accumulated other comprehensive loss to other components of net pension and postretirement cost. These amounts are included in net periodic costs for defined benefit pension plans and postretirement medical benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at December 31, 2018	$191	$(3,061)	$(846,461)	$(99,630)	$(948,961)
Other comprehensive loss before reclassifications	278	6,719	(845)	75,319	81,471
Amounts reclassified from accumulated other comprehensive loss	(132)	(809)	28,288	—	27,347
Net other comprehensive income	146	5,910	27,443	75,319	108,818
Balance at December 31, 2019	337	2,849	(819,018)	(24,311)	(840,143)
Other comprehensive (loss) income before reclassifications	(1,861)	5,319	(70,623)	37,252	(29,913)
Amounts reclassified from accumulated other comprehensive loss	113	(7,766)	38,578	—	30,925
Net other comprehensive (loss) income	(1,748)	(2,447)	(32,045)	37,252	1,012
Balance at December 31, 2020	(1,411)	402	(851,063)	12,941	(839,131)
Other comprehensive income (loss) before reclassifications	5,069	(6,662)	54,618	(34,168)	18,857
Amounts reclassified from accumulated other comprehensive loss	145	11	39,806	—	39,962
Net other comprehensive income (loss)	5,214	(6,651)	94,424	(34,168)	58,819
Balance at December 31, 2021	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
20. Stock-Based Compensation Plans

We may grant restricted stock units, non-qualified stock options and performance stock units to eligible employees. All stock-based awards are approved by the Executive Compensation Committee of the Board of Directors. We settle stock awards with treasury shares. At December 31, 2021, there were 119,940,056 shares available for future grants.

Restricted Stock Units
Restricted stock units (RSUs) typically vest ratably over a three-year service period and entitle the holder to shares of common stock as the units vest. The following table summarizes information about RSUs:

	2021		2020
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	6,560,372	$6.27	4,480,847	$9.51
Granted	2,100,126	8.36	4,123,544	3.92
Vested	(2,504,189)	6.72	(1,486,371)	9.65
Forfeited	(418,016)	6.61	(557,648)	5.06
Outstanding - end of the year	5,738,293	$6.95	6,560,372	$6.27

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2021, there was $9 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of RSUs outstanding at December 31, 2021 was $38 million. The fair value of RSUs vested during 2021, 2020 and 2019 was $22 million, $6 million and $8 million, respectively. During 2019, we granted 3,113,886 RSUs at a weighted average fair value of $6.56.

In 2021 and 2020, we granted 121,455 and 282,131 RSUs, respectively, to non-employee directors. These RSUs vest one year from the grant date.

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

The following table summarizes share information about PSUs:

	2021		2020
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	1,730,002	$9.31	2,778,362	$10.09
Vested	(287,109)	9.33	(303,460)	4.00
Forfeited	(433,802)	9.33	(744,900)	11.57
Outstanding - end of the year	1,009,091	$6.60	1,730,002	$9.31

Share-based compensation expense for PSUs is recognized ratably over the service period based on the number shares expected to be awarded and the fair value of an award. The fair value of PSUs is determined using a Monte Carlo simulation model. Due to the variability of these awards, significant fluctuations in share-based compensation expense for PSUs recognized from one period to the next are possible. During 2019, we granted 1,368,182 PSUs at an initial award date fair value of $6.60.

Stock Options
Stock options are granted at an exercise price equal to or greater than the stock price of our common stock on the grant date. Options vest ratably over three years and expire ten years from the grant date. At December 31, 2021, there was $2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.4 years. The intrinsic value of options outstanding at December 31, 2021 was $7 million and the intrinsic value of options exercisable was not significant.

The following table summarizes information about stock option activity:

	2021		2020
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	12,814,365	$11.81	12,822,684	$14.08
Granted	737,842	8.48	2,801,982	3.98
Exercised	(777,429)	6.11	(33,501)	6.82
Canceled	(604,101)	11.71	(1,653,126)	10.09
Expired	(1,050,608)	25.85	(1,123,674)	22.09
Options outstanding - end of the year	11,120,069	$10.65	12,814,365	$11.81
Options exercisable - end of the year	8,853,859	$11.94	7,027,974	$16.76

There were no stock option exercises in 2019.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table provides additional information about stock options outstanding and exercisable at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$3.98 - $8.76	5,460,787	$5.65	7.7 years	3,194,577	$5.69	7.2 years
$12.64 - $16.88	4,857,128	$14.40	4.5 years	4,857,128	$14.40	4.5 years
$17.20 - $23.94	802,154	$21.93	1.2 years	802,154	$21.93	1.2 years
	11,120,069	$10.64	5.8 years	8,853,859	$11.94	5.2 years

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

The following table lists the weighted average of assumptions used to calculate the fair value of stock options granted:

	Years Ended December 31,
	2021	2020	2019
Expected dividend yield	2.4%	5.0%	3.0%
Expected stock price volatility	70.0%	43.0%	41.5%
Risk-free interest rate	1.1%	1.5%	2.5%
Expected life	7 years	7 years	5 years
Weighted-average fair value per option granted	$4.53	$1.01	$1.98
Fair value of options granted	$3,342	$2,830	$1,722

Employee Stock Purchase Plan (ESPP)
We maintain a non-compensatory ESPP that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 182,899 shares and 291,540 shares in 2021 and 2020, respectively. We have reserved 1,818,727 common shares for future purchase under the ESPP.
21. Subsequent Event

In February 2022, we closed on the sale and leaseback of our Shelton, Connecticut office building and received net proceeds, after fees and expenses, of $51 million and will recognize a pre-tax gain of $14 million. Total base lease payments under the leaseback agreement will be approximately $41 million over the ten year lease term.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
22. Quarterly Financial Data (unaudited)
Effective October 1, 2021, we elected to adopt the FIFO inventory valuation methodology where we had previously valued inventory on the LIFO basis. Accordingly, amounts previously reported for all quarters of 2020 and the first, second and third quarters of 2021 have been recast from what was previously reported in our quarterly filings on Form 10-Q and annual filing on Form 10-K.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021
Revenue	$915,197	$899,203	$875,449	$983,712	$3,673,561
Cost of revenue	627,635	610,307	601,582	712,039	2,551,563
Operating expenses	329,209	263,105	266,897	270,202	1,129,413
(Loss) income from continuing operations before income taxes	(41,647)	25,791	6,970	1,471	(7,415)
(Benefit) provision for income taxes	(13,992)	4,915	(1,525)	(320)	(10,922)
(Loss) income from continuing operations	(27,655)	20,876	8,495	1,791	3,507
Income (loss) from discontinued operations	(3,886)	(1,020)	572	(524)	(4,858)
Net (loss) income	$(31,541)	$19,856	$9,067	$1,267	$(1,351)
Basic (loss) earnings per share (1)
Continuing operations	$(0.16)	$0.12	$0.05	$0.01	$0.02
Discontinued operations	(0.02)	(0.01)	—	—	(0.03)
Net (loss) income	$(0.18)	$0.11	$0.05	$0.01	$(0.01)
Diluted (loss) earnings per share (1)
Continuing operations	$(0.16)	$0.12	$0.05	$0.01	$0.02
Discontinued operations	(0.02)	(0.01)	—	—	(0.03)
Net (loss) income	$(0.18)	$0.11	$0.05	$0.01	$(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Revenue	$796,268	$837,492	$891,898	$1,028,417	$3,554,075
Cost of revenues	502,891	565,532	608,242	727,995	2,404,660
Operating expenses	521,954	255,477	272,380	282,973	1,332,784
Income (loss) from continuing operations before income taxes	(228,577)	16,483	11,276	17,449	(183,369)
Provision (benefit) for income taxes	(10,026)	16,957	541	(350)	7,122
(Loss) income from continuing operations	(218,551)	(474)	10,735	17,799	(190,491)
(Loss) income from discontinued operations	10,064	(3,032)	616	2,467	10,115
Net (loss) income	$(208,487)	$(3,506)	$11,351	$20,266	$(180,376)
Basic (loss) earnings per share (1):
Continuing operations	$(1.28)	$—	$0.06	$0.10	$(1.11)
Discontinued operations	0.06	(0.02)	—	0.01	0.06
Net (loss) income	$(1.22)	$(0.02)	$0.07	$0.12	$(1.05)
Diluted (loss) earnings per share (1):
Continuing operations	$(1.28)	$—	$0.06	$0.10	$(1.11)
Discontinued operations	0.06	(0.02)	—	0.01	0.06
Net (loss) income	$(1.22)	$(0.02)	$0.06	$0.11	$(1.05)

(1) The sum of earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Valuation allowance for deferred tax asset
2021	$116,543	$7,490	$(2,255)	$121,778
2020	$110,781	$23,150	$(17,388)	$116,543
2019	$142,496	$5,324	$(37,039)	$110,781