Form 10-Q
period 2022-03-31
PITNEY BOWES INC /DE/
filed 2022-05-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2022, 173,432,129 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Business services	$597,384	$570,454
Support services	110,352	118,697
Financing	72,029	77,812
Equipment sales	89,296	86,803
Supplies	41,061	42,224
Rentals	16,820	19,207
Total revenue	926,942	915,197
Costs and expenses:
Cost of business services	503,215	499,534
Cost of support services	37,134	36,717
Financing interest expense	11,602	11,886
Cost of equipment sales	63,771	61,840
Cost of supplies	11,517	11,211
Cost of rentals	5,309	6,447
Selling, general and administrative	242,785	238,102
Research and development	11,334	11,316
Restructuring charges	4,184	2,889
Interest expense, net	22,124	25,158
Other components of net pension and postretirement cost	844	350
Other (income) expense	(11,901)	51,394
Total costs and expenses	901,918	956,844
Income (loss) from continuing operations before taxes	25,024	(41,647)
Provision (benefit) for income taxes	4,203	(13,992)
Income (loss) from continuing operations	20,821	(27,655)
Loss from discontinued operations, net of tax	—	(3,886)
Net income (loss)	$20,821	$(31,541)
Basic earnings (loss) per share (1):
Continuing operations	$0.12	$(0.16)
Discontinued operations	—	(0.02)
Net income (loss)	$0.12	$(0.18)
Diluted earnings (loss) per share (1):
Continuing operations	$0.12	$(0.16)
Discontinued operations	—	(0.02)
Net income (loss)	$0.12	$(0.18)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$20,821	$(31,541)
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax of $(167) and $(13), respectively	(17,565)	(14,258)
Net unrealized gain on cash flow hedges, net of tax of $1,768 and $1,601, respectively	5,333	4,830
Net unrealized loss on investment securities, net of tax of $(5,146) and $(2,956), respectively	(15,522)	(8,916)
Amortization of pension and postretirement costs, net of tax of $2,461 and $3,208, respectively	7,736	9,937
Other comprehensive loss, net of tax	(20,018)	(8,407)
Comprehensive income (loss)	$803	$(39,948)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$622,575	$732,480
Short-term investments (includes $2,639 and $2,658, respectively, reported at fair value)	11,383	14,440
Accounts and other receivables (net of allowance of $10,061 and $11,168, respectively)	297,713	334,630
Short-term finance receivables (net of allowance of $12,024 and $12,812, respectively)	564,835	560,680
Inventories	87,661	78,588
Current income taxes	12,778	13,894
Other current assets and prepayments	145,167	157,341
Total current assets	1,742,112	1,892,053
Property, plant and equipment, net	430,498	429,162
Rental property and equipment, net	33,849	34,774
Long-term finance receivables (net of allowance of $13,207 and $13,406 respectively)	588,040	587,427
Goodwill	1,129,027	1,135,103
Intangible assets, net	124,739	132,442
Operating lease assets	236,477	208,428
Noncurrent income taxes	66,208	68,398
Other assets (includes $281,811 and $318,754, respectively, reported at fair value)	436,114	471,084
Total assets	$4,787,064	$4,958,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$876,645	$922,543
Customer deposits at Pitney Bowes Bank	619,103	632,062
Current operating lease liabilities	41,600	40,299
Current portion of long-term debt	24,746	24,739
Advance billings	102,289	99,280
Current income taxes	2,864	9,017
Total current liabilities	1,667,247	1,727,940
Long-term debt	2,199,833	2,299,099
Deferred taxes on income	286,536	286,445
Tax uncertainties and other income tax liabilities	31,358	31,935
Noncurrent operating lease liabilities	220,614	192,092
Other noncurrent liabilities	288,594	308,728
Total liabilities	4,694,182	4,846,239

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Additional paid-in capital	—	2,485
Retained earnings	5,141,636	5,169,270
Accumulated other comprehensive loss	(800,330)	(780,312)
Treasury stock, at cost (149,929 and 148,607 shares, respectively)	(4,571,762)	(4,602,149)
Total stockholders’ equity	92,882	112,632
Total liabilities and stockholders’ equity	$4,787,064	$4,958,871

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$20,821	$(31,541)
Loss from discontinued operations, net of tax	—	3,886
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	42,002	39,594
Allowance for credit losses	2,024	3,992
Stock-based compensation	4,495	5,221
Amortization of debt fees	1,479	2,645
Loss on debt redemption/refinancing	4,993	51,394
Restructuring charges	4,184	2,889
Restructuring payments	(3,285)	(3,955)
Pension contributions and retiree medical payments	(13,517)	(13,230)
Gain on sale of assets	(14,372)	—
Gain on sale of business	(2,522)	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	33,086	57,642
Finance receivables	(172)	27,714
Inventories	(7,936)	1,900
Other current assets and prepayments	(25,426)	(7,153)
Accounts payable and accrued liabilities	(38,647)	(54,022)
Current and noncurrent income taxes	(3,836)	(17,291)
Advance billings	2,422	4,267
Other, net	4,769	(8,029)
Net cash from operating activities	10,562	65,923
Cash flows from investing activities:
Capital expenditures	(32,555)	(43,328)
Purchases of investment securities	(3,988)	(64,473)
Proceeds from sales/maturities of investment securities	11,020	28,008
Net investment in loan receivables	(11,230)	(7,316)
Proceeds from asset sales	50,766	—
Proceeds from sale of business	9,016	—
Other investing activities	5,000	—
Net cash from investing activities	28,029	(87,109)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	1,195,500
Principal payments of debt	(100,595)	(1,327,315)
Premiums and fees paid to redeem/refinance debt	(4,759)	(44,418)
Dividends paid to stockholders	(8,688)	(8,625)
Customer deposits at Pitney Bowes Bank	(12,959)	(27,794)
Common stock repurchases	(13,446)	—
Other financing activities	(5,411)	(5,648)
Net cash from financing activities	(145,858)	(218,300)
Effect of exchange rate changes on cash and cash equivalents	(2,638)	(1,238)
Change in cash and cash equivalents	(109,905)	(240,724)
Cash and cash equivalents at beginning of period	732,480	921,450
Cash and cash equivalents at end of period	$622,575	$680,726

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

Net income for the three months ended March 31, 2022 benefited by approximately $3 million from adjustments related to prior years. The impact of the adjustments is not material to the consolidated financial statements for any prior quarterly or annual periods, and is not expected to be material to the current annual period.

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

Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The transition to new reference interest rates will require certain contracts to be modified and the ASU is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The accommodations provided by the ASU are effective through December 31, 2022, and may be applied at the beginning of any interim period within that time frame.
We have matched LIBOR-based debt with LIBOR-based interest rate swaps and have elected to apply the practical expedient related to probability and the assessment of the effectiveness for future LIBOR-indexed cash flows, which assumes that the debt instrument will use the same index rate as its corresponding interest rate swap once a new reference rate is established to replace LIBOR. We may apply other expedients as additional reference rate changes occur. We continue to assess the impact of this standard on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs and recoveries of financing receivables by year of origination. The standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We are currently assessing the impact this standard will have on our financial statement disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$418,527	$160,544	$18,313	$597,384	$—	$597,384
Support services	—	—	110,352	110,352	—	110,352
Financing	—	—	—	—	72,029	72,029
Equipment sales	—	—	21,299	21,299	67,997	89,296
Supplies	—	—	41,061	41,061	—	41,061
Rentals	—	—	—	—	16,820	16,820
Subtotal	418,527	160,544	191,025	770,096	$156,846	$926,942

Revenue from leasing transactions and financing	—	—	156,846	156,846
Total revenue	$418,527	$160,544	$347,871	$926,942

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$78,373	$78,373
Products/services transferred over time	418,527	160,544	112,652	691,723
Total	$418,527	$160,544	$191,025	$770,096

	Three Months Ended March 31, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$413,086	$143,126	$14,242	$570,454	$—	$570,454
Support services	—	—	118,697	118,697	—	118,697
Financing	—	—	—	—	77,812	77,812
Equipment sales	—	—	19,118	19,118	67,685	86,803
Supplies	—	—	42,224	42,224	—	42,224
Rentals	—	—	—	—	19,207	19,207
Subtotal	413,086	143,126	194,281	750,493	$164,704	$915,197

Revenue from leasing transactions and financing	—	—	164,704	164,704
Total revenue	$413,086	$143,126	$358,985	$915,197

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,538	$77,538
Products/services transferred over time	413,086	143,126	116,743	672,955
Total	$413,086	$143,126	$194,281	$750,493

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Our performance obligations for revenue from products and services are as follows:
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions. Revenue for fulfillment, delivery and return services and cross-border solutions and mail processing services is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions revenue is recognized ratably over the contract period as the client obtains equal benefit from these services through the period.
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

Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2022	December 31, 2021	Increase/ (decrease)
Advance billings, current	Advance billings	$93,905	$92,926	$979
Advance billings, noncurrent	Other noncurrent liabilities	$772	$1,109	$(337)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $55 million of advance billings at the beginning of the period. Advance billings, current reported on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 also includes $8 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2022	2023	2024-2027	Total
SendTech Solutions	$205,644	$218,121	$264,498	$688,263
The amounts above do not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
3. Segment Information
Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from business to consumer logistics services for domestic and cross-border delivery, returns and fulfillment.
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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges, asset and goodwill impairment charges and other items not allocated to a business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income (loss).

	Revenue
	Three Months Ended March 31,
	2022	2021
Global Ecommerce	$418,527	$413,086
Presort Services	160,544	143,126
SendTech Solutions	347,871	358,985
Total revenue	$926,942	$915,197

	EBIT
	Three Months Ended March 31,
	2022	2021
Global Ecommerce	$(13,696)	$(26,376)
Presort Services	19,632	19,051
SendTech Solutions	104,575	114,470
Total segment EBIT	110,511	107,145
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(57,834)	(57,465)
Restructuring charges	(4,184)	(2,889)
Interest expense, net	(33,726)	(37,044)
Loss on debt redemption/refinancing	(4,993)	(51,394)
Gain on sale of business	2,522	—
Gain on sale of assets	14,372	—
Transaction costs	(1,644)	—
(Provision) benefit for income taxes	(4,203)	13,992
Income (loss) from continuing operations	20,821	(27,655)
Loss from discontinued operations, net of tax	—	(3,886)
Net income (loss)	$20,821	$(31,541)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million for the three months ended March 31, 2022.

4. Earnings per Share (EPS)
The calculation of basic and diluted earnings per share is presented below. The sum of the earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended March 31,
	2022	2021
Numerator:
Income (loss) from continuing operations	$20,821	$(27,655)
Loss from discontinued operations, net of tax	—	(3,886)
Net income (loss)	$20,821	$(31,541)
Denominator:
Weighted-average shares used in basic EPS	174,115	172,856
Dilutive effect of common stock equivalents (1)	3,919	—
Weighted-average shares used in diluted EPS	178,034	172,856
Basic earnings (loss) per share:
Continuing operations	$0.12	$(0.16)
Discontinued operations	—	(0.02)
Net income (loss)	$0.12	$(0.18)
Diluted earnings (loss) per share:
Continuing operations	$0.12	$(0.16)
Discontinued operations	—	(0.02)
Net income (loss)	$0.12	$(0.18)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	9,590	6,440
(1)     Due to the net loss for the three months ended March 31, 2021, common stock equivalents of 5,804 were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$25,510	$22,352
Supplies and service parts	31,869	26,076
Finished products	30,282	30,160
Total inventory, net	$87,661	$78,588

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables, secured loans and unsecured loans. Sales-type leases and secured loans are from financing options provided to clients for Pitney Bowes equipment or leasing of other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loans comprise revolving credit lines offered to our clients for postage, supplies and working capital purposes. These revolving credit lines are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the annual period covered and client acquisition costs are expensed as incurred. All finance receivables are in our SendTech Solutions segment and we segregate finance receivables into a North America portfolio and an International portfolio.
Finance receivables consisted of the following:

	March 31, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$959,257	$172,840	$1,132,097	$958,440	$187,831	$1,146,271
Unguaranteed residual values	38,157	10,171	48,328	37,896	10,717	48,613
Unearned income	(243,818)	(54,190)	(298,008)	(246,381)	(56,643)	(303,024)
Allowance for credit losses	(18,960)	(2,790)	(21,750)	(19,546)	(3,246)	(22,792)
Net investment in sales-type lease receivables	734,636	126,031	860,667	730,409	138,659	869,068
Loan receivables
Loan receivables	274,661	21,028	295,689	262,310	20,155	282,465
Allowance for credit losses	(3,297)	(184)	(3,481)	(3,259)	(167)	(3,426)
Net investment in loan receivables	271,364	20,844	292,208	259,051	19,988	279,039
Net investment in finance receivables	$1,006,000	$146,875	$1,152,875	$989,460	$158,647	$1,148,107

Maturities of gross finance receivables at March 31, 2022 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2022	$289,762	$49,184	$338,946	$232,528	$21,028	$253,556
2023	302,598	55,706	358,304	18,278	—	18,278
2024	201,413	35,883	237,296	12,964	—	12,964
2025	113,862	20,896	134,758	8,246	—	8,246
2026	47,423	9,061	56,484	2,417	—	2,417
Thereafter	4,199	2,110	6,309	228	—	228
Total	$959,257	$172,840	$1,132,097	$274,661	$21,028	$295,689

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$951,491	$170,651	$271,093	$20,944	$1,414,179
Past due amounts > 90 days	7,766	2,189	3,568	84	13,607
Total	$959,257	$172,840	$274,661	$21,028	$1,427,786
Past due amounts > 90 days
Still accruing interest	$2,444	$666	$—	$—	$3,110
Not accruing interest	5,322	1,523	3,568	84	10,497
Total	$7,766	$2,189	$3,568	$84	$13,607

	December 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$950,138	$185,057	$258,514	$20,018	$1,413,727
Past due amounts > 90 days	8,302	2,774	3,796	137	15,009
Total	$958,440	$187,831	$262,310	$20,155	$1,428,736
Past due amounts > 90 days
Still accruing interest	$4,964	$682	$—	$—	$5,646
Not accruing interest	3,338	2,092	3,796	137	9,363
Total	$8,302	$2,774	$3,796	$137	$15,009

Allowance for Credit Losses
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	297	47	616	143	1,103
Write-offs	(1,640)	(360)	(1,341)	(117)	(3,458)
Recoveries	744	—	761	—	1,505
Other	13	(143)	2	(9)	(137)
Balance at March 31, 2022	$18,960	$2,790	$3,297	$184	$25,231

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	154	61	763	4	982
Write-offs	(1,024)	(371)	(1,833)	(3)	(3,231)
Recoveries	935	29	991	—	1,955
Other	16	(119)	2	—	(101)
Balance at March 31, 2021	$22,998	$5,606	$6,407	$463	$35,474

Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, a detailed manual review of their financial condition and payment history, or an automated process. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated and enhanced tools and processes are implemented as needed.
Over 85% of our finance receivables are within the North American portfolio. We use a third party to score the majority of this portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the third party's credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The third-party credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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

We do not use a third party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. This portfolio comprises approximately 15% of total finance receivables. Most of the International credit applications are small dollar applications (i.e. below $50 thousand) and are subjected to an automated review process. Larger credit applications are manually reviewed, which includes obtaining client financial information, credit reports and other available financial information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$76,624	$253,998	$180,703	$146,716	$79,663	$35,833	$202,419	$975,956
Medium	13,619	44,487	32,696	27,581	14,456	8,744	57,783	199,366
High	1,558	5,037	4,876	3,688	2,033	1,028	4,153	22,373
Not Scored	26,074	73,694	38,874	35,487	20,873	3,755	31,334	230,091
Total	$117,875	$377,216	$257,149	$213,472	$117,025	$49,360	$295,689	$1,427,786

	December 31, 2021
	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$274,191	$195,421	$162,479	$95,661	$33,698	$14,862	$192,161	$968,473
Medium	43,403	34,955	31,038	17,895	6,981	3,619	55,708	193,599
High	5,474	5,017	4,044	2,708	849	889	4,822	23,803
Not Scored	45,644	54,097	47,973	33,998	19,161	12,214	29,774	242,861
Total	$368,712	$289,490	$245,534	$150,262	$60,689	$31,584	$282,465	$1,428,736

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended March 31,
	2022	2021
Profit recognized at commencement	$35,040	$32,265
Interest income	42,283	48,496
Total lease income from sales-type leases	$77,323	$80,761

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2022	$19,002
2023	15,556
2024	16,303
2025	5,325
2026	1,409
Thereafter	170
Total	$57,765

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$268,176	$(148,098)	$120,078	$268,187	$(141,492)	$126,695
Software & technology	21,967	(17,306)	4,661	21,981	(16,234)	5,747
Total intangible assets	$290,143	$(165,404)	$124,739	$290,168	$(157,726)	$132,442

Amortization expense for both the three months ended March 31, 2022 and 2021 was $8 million.
Future amortization expense as of March 31, 2022 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2022	$22,119
2023	26,959
2024	26,959
2025	20,300
2026	14,146
Thereafter	14,256
Total	$124,739

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2021	Currency impact	March 31, 2022
Global Ecommerce	$395,062	$—	$395,062
Presort Services	220,992	—	220,992
SendTech Solutions	519,049	(6,076)	512,973
Total goodwill	$1,135,103	$(6,076)	$1,129,027

Global Ecommerce goodwill is net of accumulated goodwill impairment charges of $198 million at March 31, 2022 and December 31, 2021.

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$81,015	$172,525	$—	$253,540
Equity securities	—	23,009	—	23,009
Commingled fixed income securities	1,618	15,038	—	16,656
Government and related securities	9,246	21,733	—	30,979
Corporate debt securities	—	59,597	—	59,597
Mortgage-backed / asset-backed securities	—	153,060	—	153,060
Derivatives
Interest rate swap	—	10,313	—	10,313
Foreign exchange contracts	—	739	—	739
Total assets	$91,879	$456,014	$—	$547,893
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(905)	$—	$(905)
Total liabilities	$—	$(905)	$—	$(905)

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
•Government and Related Securities: Debt securities are classified as Level 1 when unadjusted quoted prices in active markets are available. Debt securities are classified as Level 2 where fair value is determined using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the three months ended March 31, 2022.

Available-for-sale securities consisted of the following:

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,987	$57	$(5,065)	$30,979
Corporate debt securities	67,599	46	(8,048)	59,597
Commingled fixed income securities	1,730	—	(112)	1,618
Mortgage-backed / asset-backed securities	168,524	18	(15,482)	153,060
Total	$273,840	$121	$(28,707)	$245,254

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,160	$81	$(1,012)	$35,229
Corporate debt securities	67,906	259	(2,998)	65,167
Commingled fixed income securities	1,725	—	(33)	1,692
Mortgage-backed / asset-backed securities	176,559	144	(4,685)	172,018
Total	$282,350	$484	$(8,728)	$274,106

Investment securities in a loss position were as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$22,661	$3,330	$16,018	$579
Corporate debt securities	50,887	7,486	51,385	2,658
Commingled fixed income securities	1,618	112	—	—
Mortgage-backed / asset-backed securities	141,267	14,813	135,441	4,057
Total	$216,433	$25,741	$202,844	$7,294

Less than 12 continuous months
Government and related securities	$7,547	$1,735	$15,438	$433
Corporate debt securities	5,366	561	8,859	339
Commingled fixed income securities	—	—	1,692	33
Mortgage-backed / asset-backed securities	10,522	670	30,754	629
Total	$23,435	$2,966	$56,743	$1,434
At March 31, 2022, 58% of the securities were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at March 31, 2022 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,495	$2,386
After 1 year through 5 years	16,186	15,163
After 5 years through 10 years	73,708	65,519
After 10 years	181,451	162,186
Total	$273,840	$245,254
The actual maturities may not coincide with the scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at March 31, 2022 and December 31, 2021 totaled $21 million and $20 million, respectively.

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of currency exchange rate fluctuations on financial results and manage the cost of debt. We do not use derivatives for trading or speculative purposes. Derivative instruments are recorded at fair value and the accounting for changes in fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2022 and December 31, 2021, outstanding contracts associated with these anticipated transactions had a notional value of $2 million and $1 million, respectively. Amounts included in AOCL at March 31, 2022 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$24	$21
	Accounts payable and accrued liabilities	(4)	(10)
Interest rate swaps	Other assets	10,313	3,103

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	715	2,453
	Accounts payable and accrued liabilities	(901)	(294)

	Total derivative assets	$11,052	$5,577
	Total derivative liabilities	(905)	(304)
	Total net derivative asset	$10,147	$5,273

Results of cash flow hedging relationships were as follows:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$23	$228	Revenue	$—	$126
			Cost of sales	14	(58)
Interest rate swap	7,210	6,280	Interest expense	137	—
	$7,233	$6,508		$151	$68

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of intercompany loans and interest and the mark-to-market adjustment on derivatives are recorded in earnings. All outstanding contracts at March 31, 2022 mature within 3 months.
The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(3,414)	$553

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale and held-to-maturity investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value of cash and cash equivalents, held-to-maturity investment securities, accounts receivable, loans receivable, and accounts payable approximate fair value. The fair value of available-for-sale investment securities and derivative instruments are presented above. The fair value of debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of debt was as follows:

	March 31, 2022	December 31, 2021
Carrying value	$2,224,579	$2,323,838
Fair value	$2,120,628	$2,355,894

9. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2022	$5,747
Amounts charged to expense	4,184
Cash payments	(3,285)
Noncash activity	(172)
Balance at March 31, 2022	$6,474

Balance at January 1, 2021	$10,063
Amounts charged to expense	2,889
Cash payments	(3,955)
Noncash activity	(227)
Balance at March 31, 2021	$8,770
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2022	December 31, 2021
Notes due April 2023	6.20%	—	90,259
Notes due March 2024	4.625%	238,449	242,603
Term loan due March 2026	LIBOR + 1.75%	365,750	370,500
Notes due March 2027	6.875%	400,000	400,000
Term loan due March 2028	LIBOR + 4.0%	445,500	446,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		3,378	3,685
Principal amount		2,263,918	2,364,513
Less: unamortized costs, net		39,339	40,675
Total debt		2,224,579	2,323,838
Less: current portion long-term debt		24,746	24,739
Long-term debt		$2,199,833	$2,299,099

In March 2022, we redeemed the April 2023 notes and recorded a $5 million pre-tax loss in connection with this redemption.
At March 31, 2022, the interest rate on the 2026 Term Loan was 2.2% and the interest rate of the 2028 Term Loan was 4.5%. These term loans also require quarterly principal repayments.
We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. Under the terms of these interest rate swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rates under the term loans and the swaps reset monthly.
At March 31, 2022, we were in compliance with all covenants.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2022	2021	2022	2021	2022	2021
Service cost	$24	$26	$355	$395	$179	$224
Interest cost	11,141	10,745	3,634	2,961	940	961
Expected return on plan assets	(17,863)	(19,478)	(7,205)	(7,984)	—	—
Amortization of prior service (credit) cost	(11)	(15)	68	67	—	32
Amortization of net actuarial loss	8,232	9,638	1,821	2,345	87	1,078
Net periodic benefit cost (income)	$1,523	$916	$(1,327)	$(2,216)	$1,206	$2,295
Contributions to benefit plans	$1,138	$1,015	$8,221	$8,696	$4,158	$3,519

12. Income Taxes
The effective tax rate for the three months ended March 31, 2022 was 16.8% and includes a benefit of $1 million associated with the 2019 sale of a business. The effective tax rate for the three months ended March 31, 2021 was a benefit of 33.6% and includes benefits of $3 million from an affiliate reorganization.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 15% of our unrecognized tax benefits.
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2018 are closed to audit; however, various post-2016 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2016 except for a specific issue arising in earlier years, France is closed through 2019, Germany is closed through 2016 and the U.K. is closed through 2019. We also have other less significant tax filings currently subject to examination.

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
As of March 31, 2022, we have entered into real estate and equipment leases with aggregate payments of $107 million and terms ranging from four to eight years that have not commenced.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Equity
Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	20,821	—	—	20,821
Other comprehensive loss	—	—	—	(20,018)	—	(20,018)
Dividends paid ($0.05 per common share)	—	—	(8,688)	—	—	(8,688)
Issuance of common stock	—	(6,980)	(39,767)	—	43,833	(2,914)
Stock-based compensation expense	—	4,495	—	—	—	4,495
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at March 31, 2022	$323,338	$—	$5,141,636	$(800,330)	$(4,571,762)	$92,882

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,205,421	$(839,131)	$(4,687,509)	$70,621
Net loss	—	—	(31,541)	—	—	(31,541)
Other comprehensive loss	—	—	—	(8,407)	—	(8,407)
Dividends paid ($0.05 per common share)	—	—	(8,625)	—	—	(8,625)
Issuance of common stock	—	(58,454)	—	—	54,574	(3,880)
Stock-based compensation expense	—	5,221	—	—	—	5,221
Balance at March 31, 2021	$323,338	$15,269	$5,165,255	$(847,538)	$(4,632,935)	$23,389

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2022	2021
Cash flow hedges
Revenue	$—	$126
Cost of sales	14	(58)
Interest expense, net	137	—
Total before tax	151	68
Income tax provision	37	17
Net of tax	$114	$51

Available-for-sale securities
Financing revenue	$(2)	$(1)
Selling, general and administrative expense	(13)	42
Total before tax	(15)	41
Income tax provision	(3)	10
Net of tax	$(12)	$31

Pension and postretirement benefit plans
Prior service costs	$(57)	$(84)
Actuarial losses	(10,140)	(13,061)
Total before tax	(10,197)	(13,145)
Income tax benefit	(2,461)	(3,208)
Net of tax	$(7,736)	$(9,937)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	5,447	(15,534)	—	(17,565)	(27,652)
Reclassifications into earnings	(114)	12	7,736	—	7,634
Net other comprehensive income (loss)	5,333	(15,522)	7,736	(17,565)	(20,018)
Balance at March 31, 2022	$9,136	$(21,771)	$(748,903)	$(38,792)	$(800,330)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications	4,881	(8,885)	—	(14,258)	(18,262)
Reclassifications into earnings	(51)	(31)	9,937	—	9,855
Net other comprehensive income (loss)	4,830	(8,916)	9,937	(14,258)	(8,407)
Balance at March 31, 2021	$3,419	$(8,514)	$(841,126)	$(1,317)	$(847,538)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables and other assets for the three months ended March 31, 2022 and 2021 is presented below. See Note 7 for additional information regarding finance receivables.

	Three Months Ended March 31,
	2022	2021
Balance at beginning of year	$29,179	$35,344
Amounts charged to expense	921	3,011
Write-offs, recoveries and other	(19,519)	(1,314)
Balance at end of period	$10,581	$37,041

Accounts and other receivables	$10,061	$20,480
Other assets	520	16,561
Total	$10,581	$37,041
Other (income) expense consisted of the following:

	Three Months Ended March 31,
	2022	2021
Loss on debt redemption/refinancing	$4,993	$51,394
Gain on sale of business	(2,522)	—
Gain on sale of assets	(14,372)	—
Other (income) expense	$(11,901)	$51,394

During the first quarter of 2022, we recognized a pre-tax loss of $5 million on the early redemption of debt (see Note 10). During the quarter, we also received proceeds of $9 million related to the 2019 sale of six smaller international businesses and recognized a pre-tax gain of $3 million and closed on the sale and leaseback of our Shelton, Connecticut office building, receiving net proceeds of $51 million and recognizing a pre-tax gain of $14 million.

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Cash interest paid	$49,430	$39,658
Cash income tax payments, net of refunds	$8,079	$2,641
Noncash activity
Capital assets obtained under capital lease obligations	$8,721	$9,477

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
Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, we continue to navigate the impacts of the COVID-19 pandemic and the effect that its unpredictability is having on our, and our clients' businesses. Other factors which could cause future financial performance to differ materially from expectations, and which may also be exacerbated by COVID-19 or a negative change in the economy, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the loss of, or significant changes to, our contractual relationships with the United States Postal Service (USPS) or USPS' performance under those contracts
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•changes in labor and transportation availability and costs
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•the impacts of inflation and rising prices on our costs and expenses, and to our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•the potential impacts on our cost of debt due to potential interest rate increases
•our success at managing customer credit risk
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks
•changes in tax laws, rulings or regulations
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter
•changes in foreign currency exchange rates
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2021 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

Financial Results Summary - Three Months Ended March 31:

	Revenue
	Three Months Ended March 31,
	2022	2021	Actual % change	Constant Currency % change
Business services	$597,384	$570,454	5%	5%
Support services	110,352	118,697	(7)%	(6)%
Financing	72,029	77,812	(7)%	(7)%
Equipment sales	89,296	86,803	3%	4%
Supplies	41,061	42,224	(3)%	(1)%
Rentals	16,820	19,207	(12)%	(12)%
Total revenue	$926,942	$915,197	1%	2%

	Revenue
	Three Months Ended March 31,
	2022	2021	Actual % change	Constant currency % change
Global Ecommerce	$418,527	$413,086	1%	1%
Presort Services	160,544	143,126	12%	12%
SendTech Solutions	347,871	358,985	(3)%	(2)%
Total revenue	$926,942	$915,197	1%	2%

	Segment EBIT
	Three Months Ended March 31,
	2022	2021	% change
Global Ecommerce	$(13,696)	$(26,376)	48%
Presort Services	19,632	19,051	3%
SendTech Solutions	104,575	114,470	(9)%
Total Segment EBIT	$110,511	$107,145	3%

Revenue increased 1% (2% at constant currency) in the first quarter of 2022 compared to the prior year primarily driven by a 5% increase in business services revenue due to pricing actions in Global Ecommerce and Presort Services, and was partially offset by lower support services revenue driven by a declining meter population and a shift to cloud-enabled products and lower financing revenue due to a decline in the number of lease extensions. Global Ecommerce revenue increased 1%, Presort Services revenue increased 12% and SendTech Solutions revenue declined 3% (2% at constant currency).
Segment EBIT in the quarter increased 3% compared to the prior year period. Global Ecommerce EBIT increased 48% primarily due to operational efficiencies. Presort Services EBIT increased 3% primarily due to the increase in revenue and SendTech Solutions EBIT decreased 9% primarily driven by the decline in revenue. Refer to Results of Operations section for further information.

Outlook

We continue to see market opportunities for each of our businesses and continue to invest in new solutions and services and initiatives to improve our efficiencies. For 2022, our investment focus will be on gaining further network efficiencies and economies of scale within our Global Ecommerce and Presort Services operations and in new solutions and services across all our businesses. Our mix of business continues to shift to higher growth, lower margin markets, and as we continue to invest with a view to, and ahead of, our expectations for long-term growth, it is possible that near term margins will be under pressure. However, we expect margins to improve as we build scale and realize the full benefits of our investments and optimizations.

The impacts of COVID-19 remain uncertain and unpredictable. Supply chain issues continue to pose challenges for us and our clients' ability to meet their customers' demand. These supply chain issues could continue to impact customer behaviors as well as that of end consumers, which could impact our shipping and delivery volumes. The duration and severity of these supply chain issues is unknown and unpredictable, and some factors are not within our control. However, we will continue to take proactive steps to manage our operations and mitigate related financial impacts.
On a consolidated basis, we expect revenue growth in the low to mid-single digit range in 2022 compared to 2021. Within Global Ecommerce, we anticipate revenue growth and margin and profit improvements from pricing initiatives and increased productivity from the benefits of investments made in our facilities and network. However, we also expect continued growth in the demand for transportation services and labor to generate increased costs. Within Presort Services, we expect revenue growth and profit improvements as productivity initiatives, increased automation and facilities consolidation and optimization will more than offset expected higher labor and transportation costs. Within SendTech Solutions, although we expect overall revenue to decline, we expect margins to remain strong and growth in our cloud-enabled shipping solutions.

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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT), which is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges, asset and goodwill impairment charges and other items not allocated to a business segment. Management believes that Segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and should be read in conjunction with our consolidated results of operations.
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million for the three months ended March 31, 2022.

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from business to consumer logistics services for domestic and cross-border delivery, returns and fulfillment.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$418,527	$413,086	1%	1%	$368,468	$384,308	12.0%	7.0%

	Segment EBIT
	Three Months Ended March 31,
	2022	2021	Actual % change
Segment EBIT	$(13,696)	$(26,376)	48%
Global Ecommerce revenue increased 1% in the first quarter of 2022 compared to the prior year period due to pricing actions that more than offset the impact on revenue from lower volumes in the first quarter compared to the prior year period. Domestic parcel delivery and fulfillment volumes contributed revenue growth of 9%, but cross-border and digital delivery volumes contributed revenue declines of 5% and 2%, respectively.
Gross margin increased $21 million and gross margin percentage increased to 12% from 7% compared to the prior year period, primarily due to pricing actions, improved warehouse productivity and margin improvements in domestic parcel delivery and fulfillment services, partially offset by the impact of lower volumes from cross-border and digital delivery services, and higher postal costs of $9 million and transportation costs of $7 million.
Segment EBIT for the first quarter of 2022 was a loss of $14 million compared to a loss of $26 million in the prior year period. The EBIT improvement was driven primarily by the increase in gross margin of $21 million, partially offset by increased operating expenses of $9 million, driven primarily by higher employee-related expenses and higher depreciation expense.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$160,544	$143,126	12%	12%	$124,652	$108,998	22.4%	23.8%

	Segment EBIT
	Three Months Ended March 31,
	2022	2021	Actual % change
Segment EBIT	$19,632	$19,051	3%
Presort Services revenue increased 12% in the first quarter of 2022 compared to the prior year period. The processing of Marketing Mail, First Class Mail and Bound Printed Matter contributed revenue growth of 8%, 3% and 1%, respectively, primarily due to the impact of pricing actions.
Gross margin increased $2 million, primarily driven by higher revenue; however, gross margin percentage declined to 22.4% from 23.8% primarily due to increased labor and transportation costs of $8 million and $7 million, respectively
Segment EBIT increased $1 million, or 3% in the first quarter of 2022, due to the $2 million increase in gross margin, partially offset by a $1 million increase in operating expenses.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$18,313	$14,242	29%	29%	$9,882	$6,069	46.0%	57.4%
Support services	110,352	118,697	(7)%	(6)%	36,935	36,228	66.5%	69.5%
Financing	72,029	77,812	(7)%	(7)%	11,602	11,886	83.9%	84.7%
Equipment sales	89,296	86,803	3%	4%	63,441	61,790	29.0%	28.8%
Supplies	41,061	42,224	(3)%	(1)%	11,475	11,211	72.1%	73.4%
Rentals	16,820	19,207	(12)%	(12)%	5,267	6,447	68.7%	66.4%
Total revenue	$347,871	$358,985	(3)%	(2)%	$138,602	$133,631	60.2%	62.8%

	Segment EBIT
	Three Months Ended March 31,
	2022	2021	Actual % change
Segment EBIT	$104,575	$114,470	(9)%
SendTech Solutions revenue decreased 3% (2% at constant currency) in the first quarter of 2022 compared to the prior year period. Support services revenue declined 7% (6% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products, which generally require less service. Financing revenue declined 7% primarily due to lower lease extensions of $6 million as more clients opted to lease new equipment rather than extend leases on existing equipment. Partially offsetting these decreases, business services revenue increased 29% primarily due to growth in our subscription services.
Gross margin for the first quarter of 2022 decreased $16 million compared to the prior year period and gross margin percentage decreased to 60.2% from 62.8% in the prior year period. The decline in gross margin and gross margin percentage was primarily driven by the decrease in support services and financing revenue and the relative high margins from these revenues.
Segment EBIT decreased $10 million, or 9% in the first quarter of 2022 compared to the prior year period, primarily driven by the decline in gross margin of $16 million, partially offset by lower operating expenses of $6 million.

UNALLOCATED CORPORATE EXPENSES

The majority of selling, general and administrative (SG&A) expenses are recorded directly or allocated to our reportable segments. SG&A expenses not recorded directly, or allocated to our reportable segments, are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology and innovation.

	Three Months Ended March 31,
	2022	2021	Actual % change
Unallocated corporate expenses	$57,834	$57,465	1%

Unallocated corporate expenses were consistent with the prior year, increasing only $0.4 million and less than 1%.

CONSOLIDATED EXPENSES

Selling, general and administrative
SG&A expense for the quarter increased $5 million, or 2% compared to the prior year period to $243 million, primarily due to higher employee-related expenses of $3 million, higher depreciation expense of $1 million and higher travel expenses of $1 million.
Research and development (R&D)
R&D expense for the quarter was $11 million and flat compared to the prior year period.
Restructuring charges
Restructuring charges, consisting of costs for employee severance and facility closures, were $4 million for the quarter. See Note 9 to the Condensed Consolidated Financial Statements for further information.
Other (income) expense
Other (income) expense for the first three months of 2022 includes a $14 million gain on the sale of our Shelton, Connecticut office building, a $3 million gain from the 2019 sale of a business and a charge of $5 million from the early redemption of debt. See Notes 10 and 16 to the Condensed Consolidated Financial Statements for further information.
Income taxes
The effective tax rate for the three months ended March 31, 2022 was 16.8%. See Note 12 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2022, we had cash, cash equivalents and short-term investments of $634 million, which includes $180 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2022	2021	Change
Net cash from operating activities	$10,562	$65,923	$(55,361)
Net cash from investing activities	28,029	(87,109)	115,138
Net cash from financing activities	(145,858)	(218,300)	72,442
Effect of exchange rate changes on cash and cash equivalents	(2,638)	(1,238)	(1,400)
Change in cash and cash equivalents	$(109,905)	$(240,724)	$130,819
Operating Activities
Cash flows from operating activities in 2022 declined $55 million compared to the prior year period primarily due to the timing of collections of receivables and higher inventory purchases.
Investing Activities
Cash flows from investing activities for 2022 increased $115 million compared to the prior year, primarily due to proceeds of $51 million from the sale of our Shelton facility and $9 million related to the 2019 sale of a business, a benefit of $43 million from investment activities and lower capital expenditures of $11 million.
Financing Activities
Cash flows from financing activities for 2022 improved $72 million compared to the prior year primarily due to lower net repayments of debt of $31 million, lower premiums and fees paid to refinance debt of $40 million and lower decline in customer deposits of $15 million, partially offset by $13 million of common stock repurchases.

Financings and Capitalization
In March 2022, we redeemed the April 2023 notes and recorded a $5 million pre-tax loss in connection with this redemption.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At March 31, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2022, we have entered into real estate and equipment leases with aggregate payments of $107 million and terms ranging from four to eight years that have not commenced. These leases are expected to commence in 2022.
At March 31, 2022, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2021 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2021 Annual Report.
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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2022.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2021 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended March 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$16,022
January 2022	—	$—	—	$16,022
February 2022	2,354,432	$4.88	2,354,432	$4,533
March 2022	395,568	$4.95	395,568	$2,576
	2,750,000	$4.89	2,750,000

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	May 5, 2022

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)