Form 10-Q
period 2022-06-30
PITNEY BOWES INC /DE/
filed 2022-08-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2022, 173,876,935 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Business services	$551,478	$567,022	$1,148,862	$1,137,476
Support services	107,625	115,156	217,977	233,853
Financing	67,298	73,453	139,327	151,265
Equipment sales	89,986	86,267	179,282	173,070
Supplies	38,245	38,655	79,306	80,879
Rentals	16,863	18,650	33,683	37,857
Total revenue	871,495	899,203	1,798,437	1,814,400
Costs and expenses:
Cost of business services	477,544	482,814	980,759	982,348
Cost of support services	37,711	37,679	74,845	74,396
Financing interest expense	12,533	11,773	24,135	23,659
Cost of equipment sales	63,815	61,561	127,586	123,401
Cost of supplies	11,028	10,467	22,545	21,678
Cost of rentals	7,473	6,013	12,782	12,460
Selling, general and administrative	226,638	236,190	469,423	474,292
Research and development	11,254	11,059	22,588	22,375
Restructuring charges	4,224	4,844	8,408	7,733
Interest expense, net	21,007	24,346	43,131	49,504
Other components of net pension and postretirement cost	958	312	1,802	662
Other (income) expense	—	(13,646)	(11,901)	37,748
Total costs and expenses	874,185	873,412	1,776,103	1,830,256
(Loss) income from continuing operations before taxes	(2,690)	25,791	22,334	(15,856)
(Benefit) provision for income taxes	(7,026)	4,915	(2,823)	(9,077)
Income (loss) from continuing operations	4,336	20,876	25,157	(6,779)
Loss from discontinued operations, net of tax	—	(1,020)	—	(4,906)
Net income (loss)	$4,336	$19,856	$25,157	$(11,685)
Basic earnings (loss) per share (1):
Continuing operations	$0.02	$0.12	$0.14	$(0.04)
Discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.02	$0.11	$0.14	$(0.07)
Diluted earnings (loss) per share (1):
Continuing operations	$0.02	$0.12	$0.14	$(0.04)
Discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.02	$0.11	$0.14	$(0.07)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,336	$19,856	$25,157	$(11,685)
Other comprehensive loss (income), net of tax:
Foreign currency translation, net of tax of $(2,907), $309, $(3,074) and $297, respectively	(48,138)	3,509	(65,703)	(10,749)
Net unrealized gain (loss) on cash flow hedges, net of tax of $407, $(466), $2,176 and $1,135, respectively	1,229	(1,406)	6,562	3,424
Net unrealized (loss) gain on investment securities, net of tax of $(3,661), $1,306, $(8,808) and $(1,650), respectively	(11,043)	3,939	(26,565)	(4,977)
Amortization of pension and postretirement costs, net of tax of $1,870, $3,303, $4,331 and $6,511, respectively	8,229	10,193	15,965	20,130
Other comprehensive (loss) income, net of tax	(49,723)	16,235	(69,741)	7,828
Comprehensive (loss) income	$(45,387)	$36,091	$(44,584)	$(3,857)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$570,697	$732,480
Short-term investments (includes $2,534 and $2,658, respectively, reported at fair value)	11,519	14,440
Accounts and other receivables (net of allowance of $12,176 and $11,168, respectively)	268,722	334,630
Short-term finance receivables (net of allowance of $11,801 and $12,812, respectively)	557,571	560,680
Inventories	82,797	78,588
Current income taxes	15,875	13,894
Other current assets and prepayments	151,090	120,947
Assets held for sale	108,677	36,394
Total current assets	1,766,948	1,892,053
Property, plant and equipment, net	427,438	429,162
Rental property and equipment, net	30,889	34,774
Long-term finance receivables (net of allowance of $12,857 and $13,406 respectively)	592,928	587,427
Goodwill	1,060,452	1,135,103
Intangible assets, net	82,770	132,442
Operating lease assets	242,452	208,428
Noncurrent income taxes	62,849	68,398
Other assets (includes $252,457 and $318,754, respectively, reported at fair value)	410,865	471,084
Total assets	$4,677,591	$4,958,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$827,639	$922,543
Customer deposits at Pitney Bowes Bank	616,150	632,062
Current operating lease liabilities	42,253	40,299
Current portion of long-term debt	24,752	24,739
Advance billings	96,573	99,280
Current income taxes	2,865	9,017
Liabilities held for sale	18,700	—
Total current liabilities	1,628,932	1,727,940
Long-term debt	2,194,767	2,299,099
Deferred taxes on income	268,416	286,445
Tax uncertainties and other income tax liabilities	31,643	31,935
Noncurrent operating lease liabilities	227,238	192,092
Other noncurrent liabilities	282,441	308,728
Total liabilities	4,633,437	4,846,239

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Additional paid-in capital	—	2,485
Retained earnings	5,137,248	5,169,270
Accumulated other comprehensive loss	(850,053)	(780,312)
Treasury stock, at cost (149,753 and 148,607 shares, respectively)	(4,566,379)	(4,602,149)
Total stockholders’ equity	44,154	112,632
Total liabilities and stockholders’ equity	$4,677,591	$4,958,871

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$25,157	$(11,685)
Loss from discontinued operations, net of tax	—	4,906
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	85,472	79,416
Allowance for credit losses	7,092	4,988
Stock-based compensation	9,866	12,278
Amortization of debt fees	2,985	4,103
Loss on debt redemption/refinancing	4,993	52,383
Restructuring charges	8,408	7,733
Restructuring payments	(8,255)	(8,825)
Pension contributions and retiree medical payments	(18,559)	(18,784)
Gain on sale of assets	(14,372)	(1,434)
Gain on sale of business	(2,522)	(10,201)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	50,340	72,791
Finance receivables	1,260	30,620
Inventories	(4,078)	(1,884)
Other current assets and prepayments	(33,833)	1,567
Accounts payable and accrued liabilities	(72,101)	(56,038)
Current and noncurrent income taxes	(14,069)	(11,807)
Advance billings	(285)	5,271
Other, net	18,195	(10,669)
Net cash from operating activities	45,694	144,729
Cash flows from investing activities:
Capital expenditures	(64,174)	(83,703)
Purchases of investment securities	(3,988)	(68,143)
Proceeds from sales/maturities of investment securities	18,601	58,870
Net investment in loan receivables	(22,537)	(2,964)
Proceeds from asset sales	50,766	1,840
Proceeds from sale of business	3,284	27,573
Other investing activities	(9,470)	—
Net cash from investing activities - continuing operations	(27,518)	(66,527)
Net cash from investing activities - discontinued operations	—	(1,507)
Net cash from investing activities	(27,518)	(68,034)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	1,195,500
Principal payments of debt	(106,779)	(1,339,568)
Premiums and fees paid to redeem/refinance debt	(4,759)	(46,937)
Dividends paid to stockholders	(17,313)	(17,325)
Customer deposits at Pitney Bowes Bank	(15,912)	15,633
Common stock repurchases	(13,446)	—
Other financing activities	(8,295)	(6,327)
Net cash from financing activities	(166,504)	(199,024)
Effect of exchange rate changes on cash and cash equivalents	(13,455)	349
Change in cash and cash equivalents	(161,783)	(121,980)
Cash and cash equivalents at beginning of period	732,480	921,450
Cash and cash equivalents at end of period	$570,697	$799,470

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

Net income for the six months ended June 30, 2022 benefited by approximately $3 million from adjustments related to prior years. The impact of this adjustment was not material to the consolidated financial statements for any prior quarterly or annual periods, and is not expected to be material to the current annual period.

Risks and Uncertainties
The effects of COVID-19 and the risk of a global recession continues to impact how we and our clients conduct business. The impacts on our business remain unpredictable and accordingly, we are not able to reasonably estimate the full extent of their impact on our operating results, financial position and cash flows.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$393,770	$138,934	$18,774	$551,478	$—	$551,478
Support services	—	—	107,625	107,625	—	107,625
Financing	—	—	—	—	67,298	67,298
Equipment sales	—	—	21,400	21,400	68,586	89,986
Supplies	—	—	38,245	38,245	—	38,245
Rentals	—	—	—	—	16,863	16,863
Subtotal	393,770	138,934	186,044	718,748	$152,747	$871,495

Revenue from leasing transactions and financing	—	—	152,747	152,747
Total revenue	$393,770	$138,934	$338,791	$871,495

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$76,153	$76,153
Products/services transferred over time	393,770	138,934	109,891	642,595
Total	$393,770	$138,934	$186,044	$718,748

	Three Months Ended June 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$418,429	$134,619	$13,974	$567,022	$—	$567,022
Support services	—	—	115,156	115,156	—	115,156
Financing	—	—	—	—	73,453	73,453
Equipment sales	—	—	22,394	22,394	63,873	86,267
Supplies	—	—	38,655	38,655	—	38,655
Rentals	—	—	—	—	18,650	18,650
Subtotal	418,429	134,619	190,179	743,227	$155,976	$899,203

Revenue from leasing transactions and financing	—	—	155,976	155,976
Total revenue	$418,429	$134,619	$346,155	$899,203

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,275	$77,275
Products/services transferred over time	418,429	134,619	112,904	665,952
Total	$418,429	$134,619	$190,179	$743,227

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$812,297	$299,478	$37,087	$1,148,862	$—	$1,148,862
Support services	—	—	217,977	217,977	—	217,977
Financing	—	—	—	—	139,327	139,327
Equipment sales	—	—	42,699	42,699	136,583	179,282
Supplies	—	—	79,306	79,306	—	79,306
Rentals	—	—	—	—	33,683	33,683
Subtotal	812,297	299,478	377,069	1,488,844	$309,593	$1,798,437

Revenue from leasing transactions and financing	—	—	309,593	309,593
Total revenue	$812,297	$299,478	$686,662	$1,798,437

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$154,526	$154,526
Products/services transferred over time	812,297	299,478	222,543	1,334,318
Total	$812,297	$299,478	$377,069	$1,488,844

	Six Months Ended June 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$831,515	$277,745	$28,216	$1,137,476	$—	$1,137,476
Support services	—	—	233,853	233,853	—	233,853
Financing	—	—	—	—	151,265	151,265
Equipment sales	—	—	41,511	41,511	131,559	173,070
Supplies	—	—	80,879	80,879	—	80,879
Rentals	—	—	—	—	37,857	37,857
Subtotal	831,515	277,745	384,459	1,493,719	$320,681	$1,814,400

Revenue from leasing transactions and financing	—	—	320,681	320,681
Total revenue	$831,515	$277,745	$705,140	$1,814,400

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$154,811	$154,811
Products/services transferred over time	831,515	277,745	229,648	1,338,908
Total	$831,515	$277,745	$384,459	$1,493,719

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

Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2022	December 31, 2021	Increase/ (decrease)
Advance billings, current	Advance billings	$88,504	$92,926	$(4,422)
Advance billings, noncurrent	Other noncurrent liabilities	$996	$1,109	$(113)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $73 million of advance billings at the beginning of the period. Advance billings, current reported on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 also includes $8 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2022	2023	2024-2027	Total
SendTech Solutions	$139,124	$229,620	$308,281	$677,025
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
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges, asset and goodwill impairment charges and other items not allocated to a business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of segment EBIT to net income (loss).

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Ecommerce	$393,770	$418,429	$812,297	$831,515
Presort Services	138,934	134,619	299,478	277,745
SendTech Solutions	338,791	346,155	686,662	705,140
Total revenue	$871,495	$899,203	$1,798,437	$1,814,400

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Ecommerce	$(28,825)	$(10,831)	$(42,521)	$(37,207)
Presort Services	12,851	16,134	32,483	35,185
SendTech Solutions	95,565	107,121	200,140	221,591
Total segment EBIT	79,591	112,424	190,102	219,569
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(40,761)	(56,316)	(98,595)	(113,781)
Restructuring charges	(4,224)	(4,844)	(8,408)	(7,733)
Interest expense, net	(33,540)	(36,119)	(67,266)	(73,163)
Loss on debt redemption/refinancing	—	(989)	(4,993)	(52,383)
Gain on sale of business	—	10,201	2,522	10,201
Gain on sale of assets	—	1,434	14,372	1,434
Transaction costs	(3,756)	—	(5,400)	—
Benefit (provision) for income taxes	7,026	(4,915)	2,823	9,077
Income (loss) from continuing operations	4,336	20,876	25,157	(6,779)
Loss from discontinued operations, net of tax	—	(1,020)	—	(4,906)
Net income (loss)	$4,336	$19,856	$25,157	$(11,685)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million and $7 million for the three and six months ended June 30, 2022, respectively.

4. Earnings per Share (EPS)
The calculation of basic and diluted earnings per share is presented below. The sum of the earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$4,336	$20,876	$25,157	$(6,779)
Loss from discontinued operations, net of tax	—	(1,020)	—	(4,906)
Net income (loss)	$4,336	$19,856	$25,157	$(11,685)
Denominator:
Weighted-average shares used in basic EPS	173,490	173,970	173,859	173,367
Dilutive effect of common stock equivalents (1)	3,479	5,009	3,814	—
Weighted-average shares used in diluted EPS	176,969	178,979	177,673	173,367
Basic earnings (loss) per share:
Continuing operations	$0.02	$0.12	$0.14	$(0.04)
Discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.02	$0.11	$0.14	$(0.07)
Diluted earnings (loss) per share:
Continuing operations	$0.02	$0.12	$0.14	$(0.04)
Discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.02	$0.11	$0.14	$(0.07)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	9,602	6,451	9,602	6,451
(1)     Due to the net loss for the six months ended June 30, 2021, common stock equivalents of 5,382 were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$22,940	$22,352
Supplies and service parts	30,049	26,076
Finished products	29,808	30,160
Total inventory, net	$82,797	$78,588

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
Finance receivables consisted of the following:

	June 30, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$956,365	$157,740	$1,114,105	$958,440	$187,831	$1,146,271
Unguaranteed residual values	38,123	9,451	47,574	37,896	10,717	48,613
Unearned income	(237,143)	(48,460)	(285,603)	(246,381)	(56,643)	(303,024)
Allowance for credit losses	(18,438)	(2,522)	(20,960)	(19,546)	(3,246)	(22,792)
Net investment in sales-type lease receivables	738,907	116,209	855,116	730,409	138,659	869,068
Loan receivables
Loan receivables	278,472	20,609	299,081	262,310	20,155	282,465
Allowance for credit losses	(3,528)	(170)	(3,698)	(3,259)	(167)	(3,426)
Net investment in loan receivables	274,944	20,439	295,383	259,051	19,988	279,039
Net investment in finance receivables	$1,013,851	$136,648	$1,150,499	$989,460	$158,647	$1,148,107

Maturities of gross finance receivables at June 30, 2022 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2022	$195,735	$46,071	$241,806	$222,590	$20,609	$243,199
2023	324,790	49,092	373,882	21,785	—	21,785
2024	224,487	32,113	256,600	16,518	—	16,518
2025	134,494	18,892	153,386	11,345	—	11,345
2026	65,143	8,573	73,716	4,898	—	4,898
Thereafter	11,716	2,999	14,715	1,336	—	1,336
Total	$956,365	$157,740	$1,114,105	$278,472	$20,609	$299,081

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$949,440	$155,312	$273,985	$20,556	$1,399,293
Past due amounts > 90 days	6,925	2,428	4,487	53	13,893
Total	$956,365	$157,740	$278,472	$20,609	$1,413,186
Past due amounts > 90 days
Still accruing interest	$1,898	$659	$—	$—	$2,557
Not accruing interest	5,027	1,769	4,487	53	11,336
Total	$6,925	$2,428	$4,487	$53	$13,893

	December 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$950,138	$185,057	$258,514	$20,018	$1,413,727
Past due amounts > 90 days	8,302	2,774	3,796	137	15,009
Total	$958,440	$187,831	$262,310	$20,155	$1,428,736
Past due amounts > 90 days
Still accruing interest	$4,964	$682	$—	$—	$5,646
Not accruing interest	3,338	2,092	3,796	137	9,363
Total	$8,302	$2,774	$3,796	$137	$15,009

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
We established credit approval limits based on the credit quality of the client and the type of equipment financed. We cease recognition of financing revenue for lease receivables greater than 120 days past due and for unsecured loan receivables greater than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	145	73	1,408	186	1,812
Write-offs	(2,806)	(433)	(2,491)	(152)	(5,882)
Recoveries	1,572	—	1,354	—	2,926
Other	(19)	(364)	(2)	(31)	(416)
Balance at June 30, 2022	$18,438	$2,522	$3,528	$170	$24,658

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	1,127	(81)	1,477	(23)	2,500
Write-offs	(2,226)	(631)	(3,392)	(29)	(6,278)
Recoveries	1,500	146	1,862	1	3,509
Other	34	(78)	5	5	(34)
Balance at June 30, 2021	$23,352	$5,362	$6,436	$416	$35,566

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

We do not use a third party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. This portfolio comprises less than 15% of total finance receivables. Most of the International credit applications are small dollar applications (i.e. below $50 thousand) and are subjected to an automated review process. Larger credit applications are manually reviewed, which includes obtaining client financial information, credit reports and other available financial information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$149,028	$239,044	$168,984	$131,081	$64,344	$25,612	$201,467	$979,560
Medium	24,967	40,808	30,332	24,239	11,813	5,657	62,402	200,218
High	3,096	4,588	4,415	3,068	1,520	906	4,974	22,567
Not Scored	34,763	64,173	38,386	28,750	13,150	1,381	30,238	210,841
Total	$211,854	$348,613	$242,117	$187,138	$90,827	$33,556	$299,081	$1,413,186

	December 31, 2021
	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$274,191	$195,421	$162,479	$95,661	$33,698	$14,862	$192,161	$968,473
Medium	43,403	34,955	31,038	17,895	6,981	3,619	55,708	193,599
High	5,474	5,017	4,044	2,708	849	889	4,822	23,803
Not Scored	45,644	54,097	47,973	33,998	19,161	12,214	29,774	242,861
Total	$368,712	$289,490	$245,534	$150,262	$60,689	$31,584	$282,465	$1,428,736

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Profit recognized at commencement	$34,337	$32,057	$69,378	$64,365
Interest income	41,021	47,770	83,304	96,266
Total lease income from sales-type leases	$75,358	$79,827	$152,682	$160,631

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2022	$12,021
2023	17,793
2024	16,087
2025	7,914
2026	2,177
Thereafter	453
Total	$56,445

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Divestiture, Intangible Assets and Goodwill
Divestiture
On June 20, 2022, we entered into a definitive agreement to sell our Borderfree cross-border ecommerce solutions business (Borderfree) for $100 million. This transaction closed on July 1, 2022.
As of June 30, 2022, the assets and liabilities of Borderfree were classified as assets held for sale and liabilities held for sale. The major categories of assets and liabilities of Borderfree included in assets held for sale and liabilities held for sale is shown in the table below.

June 30, 2022
Cash and cash equivalents	$5,732
Accounts and other receivables, net	5,021
Property, plant and equipment, net	4,325
Goodwill	55,878
Intangible assets	34,214
All other assets	3,507
Assets held for sale	$108,677

Accounts payable and accrued liabilities	$10,338
Deferred taxes on income	5,971
All other liabilities	2,391
Liabilities held for sale	$18,700

Intangible Assets
Intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$151,953	$(72,705)	$79,248	$268,187	$(141,492)	$126,695
Software & technology	21,894	(18,372)	3,522	21,981	(16,234)	5,747
Total intangible assets	$173,847	$(91,077)	$82,770	$290,168	$(157,726)	$132,442

Amortization expense for both the three months ended June 30, 2022 and 2021 was $8 million and amortization expense for both the six months ended June 30, 2022 and 2021 was $15 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Future amortization expense as of June 30, 2022 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2022	$8,614
2023	15,327
2024	15,327
2025	15,123
2026	14,134
Thereafter	14,245
Total	$82,770

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
We determined that the agreement to sell Borderfree was a triggering event that indicated an impairment may exist. Accordingly, we performed a goodwill impairment test of the Global Ecommerce reporting unit to assess the recoverability of the carrying value of remaining goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit.
The results of our test indicated that no impairment existed; however, the estimated fair value of the Global Ecommerce reporting unit exceeded its carrying value by less than 20%. The determination of fair value relied on internal projections developed using numerous estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and potentially result in an impairment charge in the future. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.

Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2021	Disposition	Currency impact	June 30, 2022
Global Ecommerce	$395,062	$(55,878)	$—	$339,184
Presort Services	220,992	—	—	220,992
SendTech Solutions	519,049	—	(18,773)	500,276
Total goodwill	$1,135,103	$(55,878)	$(18,773)	$1,060,452

Global Ecommerce goodwill is net of accumulated goodwill impairment charges of $198 million at June 30, 2022 and December 31, 2021.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$84,636	$164,238	$—	$248,874
Equity securities	—	15,167	—	15,167
Commingled fixed income securities	1,569	13,445	—	15,014
Government and related securities	9,018	19,870	—	28,888
Corporate debt securities	—	54,683	—	54,683
Mortgage-backed / asset-backed securities	—	140,114	—	140,114
Derivatives
Interest rate swap	—	12,030	—	12,030
Foreign exchange contracts	—	675	—	675
Total assets	$95,223	$420,222	$—	$515,445
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,505)	$—	$(2,505)
Total liabilities	$—	$(2,505)	$—	$(2,505)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the six months ended June 30, 2022.

Available-for-sale securities consisted of the following:

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,921	$30	$(7,063)	$28,888
Corporate debt securities	67,129	1	(12,447)	54,683
Commingled fixed income securities	1,735	—	(166)	1,569
Mortgage-backed / asset-backed securities	163,527	2	(23,415)	140,114
Total	$268,312	$33	$(43,091)	$225,254

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,160	$81	$(1,012)	$35,229
Corporate debt securities	67,906	259	(2,998)	65,167
Commingled fixed income securities	1,725	—	(33)	1,692
Mortgage-backed / asset-backed securities	176,559	144	(4,685)	172,018
Total	$282,350	$484	$(8,728)	$274,106

Investment securities in a loss position were as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$22,325	$4,823	$16,018	$579
Corporate debt securities	46,695	11,501	51,385	2,658
Commingled fixed income securities	1,569	166	—	—
Mortgage-backed / asset-backed securities	129,223	22,339	135,441	4,057
Total	$199,812	$38,829	$202,844	$7,294

Less than 12 continuous months
Government and related securities	$6,098	$2,240	$15,438	$433
Corporate debt securities	7,566	946	8,859	340
Commingled fixed income securities	—	—	1,692	33
Mortgage-backed / asset-backed securities	10,684	1,076	30,754	628
Total	$24,348	$4,262	$56,743	$1,434
At June 30, 2022, 92% of the securities were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at June 30, 2022 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,449	$2,281
After 1 year through 5 years	14,501	13,366
After 5 years through 10 years	74,801	62,502
After 10 years	176,561	147,105
Total	$268,312	$225,254
The actual maturities may not coincide with the scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at June 30, 2022 and December 31, 2021 totaled $21 million and $20 million, respectively.

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

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2022 and December 31, 2021, outstanding contracts associated with these anticipated transactions had a notional value of $2 million and $1 million, respectively. Amounts included in AOCL at June 30, 2022 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$80	$21
	Accounts payable and accrued liabilities	(9)	(10)
Interest rate swaps	Other assets	12,030	3,103

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	595	2,453
	Accounts payable and accrued liabilities	(2,496)	(294)

	Total derivative assets	$12,705	$5,577
	Total derivative liabilities	(2,505)	(304)
	Total net derivative asset	$10,200	$5,273

Results of cash flow hedging relationships were as follows:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$100	$(54)	Revenue	$—	$118
			Cost of sales	49	(47)
Interest rate swap	1,717	(3,672)	Interest expense	138	—
	$1,817	$(3,726)		$187	$71

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$123	$174	Revenue	$—	$244
			Cost of sales	63	(105)
Interest rate swap	8,927	2,608	Interest expense	275	—
	$9,050	$2,782		$338	$139

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Nondesignated Derivative Instruments
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. These foreign exchange contracts are not designated as hedging instruments. Accordingly, the revaluation of intercompany loans and interest and the mark-to-market adjustment on these derivatives are recorded in earnings. All outstanding contracts at June 30, 2022 mature within 3 months.

The mark-to-market adjustments of non-designated derivative instruments were as follows:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(17,769)	$514

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(21,183)	$1,067

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

	June 30, 2022	December 31, 2021
Carrying value	$2,219,519	$2,323,838
Fair value	$1,932,664	$2,355,894

9. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2022	$5,747
Amounts charged to expense	8,408
Cash payments	(8,255)
Noncash activity	(275)
Balance at June 30, 2022	$5,625

Balance at January 1, 2021	$10,063
Amounts charged to expense	7,733
Cash payments	(8,825)
Noncash activity	(541)
Balance at June 30, 2021	$8,430
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2022	December 31, 2021
Notes due April 2023	6.20%	—	90,259
Notes due March 2024	4.625%	238,449	242,603
Term loan due March 2026	LIBOR + 1.75%	361,000	370,500
Notes due March 2027	6.875%	400,000	400,000
Term loan due March 2028	LIBOR + 4.0%	444,375	446,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		3,068	3,685
Principal amount		2,257,733	2,364,513
Less: unamortized costs, net		38,214	40,675
Total debt		2,219,519	2,323,838
Less: current portion long-term debt		24,752	24,739
Long-term debt		$2,194,767	$2,299,099

During 2022, we redeemed the April 2023 notes and recorded a $5 million pre-tax loss in connection with this redemption. We also made scheduled principal repayments of $12 million on our term loans. At June 30, 2022, the interest rate on the 2026 Term Loan was 3.4% and the interest rate of the 2028 Term Loan was 5.7%.
We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. Under the terms of these interest rate swap agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rates under the term loans and the swaps reset monthly.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At June 30, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Service cost	$24	$105	$332	$314	$179	$226
Interest cost	11,141	10,744	3,450	3,007	939	964
Expected return on plan assets	(17,862)	(19,478)	(6,809)	(8,107)	—	—
Amortization of prior service (credit) cost	(11)	(15)	64	68	—	33
Amortization of net actuarial loss	8,232	9,639	1,726	2,380	88	1,077
Settlement	—	314	—	—	—	—
Net periodic benefit cost (income)	$1,524	$1,309	$(1,237)	$(2,338)	$1,206	$2,300
Contributions to benefit plans	$1,148	$1,845	$392	$328	$3,490	$3,380

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Service cost	$48	$131	$687	$709	$358	$450
Interest cost	22,282	21,489	7,084	5,968	1,879	1,925
Expected return on plan assets	(35,725)	(38,956)	(14,014)	(16,091)	—	—
Amortization of prior service (credit) cost	(22)	(30)	132	135	—	65
Amortization of net actuarial loss	16,464	19,277	3,547	4,725	175	2,155
Settlement	—	314	—	—	—	—
Net periodic benefit cost (income)	$3,047	$2,225	$(2,564)	$(4,554)	$2,412	$4,595
Contributions to benefit plans	$2,298	$2,860	$8,613	$9,024	$7,648	$6,900

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Income Taxes
For the three months ended June 30, 2022, we reported a tax benefit of $7 million on a pre-tax loss of $3 million primarily due to the recognition of a tax benefit from a tax basis adjustment related to the sale of Borderfree. This benefit is a one-time tax benefit that was recorded as a result of the Borderfree business classified as assets held for sale. For the six months ended June 30, 2022, we reported a tax benefit of $3 million on pre-tax income of $22 million primarily due to the benefit related to the sale of Borderfree and a $1 million benefit associated with the 2019 sale of a business.
The effective tax rate for the three and six months ended June 30, 2021 was 19.1% and 57.2%, respectively, and includes a tax benefit of $5 million due to tax legislation in the U.K. and a tax charge of $6 million on the pre-tax gain of $10 million from the sale of Tacit as the tax basis was lower than the book basis. The effective tax rate for the six months ended June 30, 2021 also includes benefits of $3 million from an affiliate reorganization.
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
As of June 30, 2022, we have entered into real estate and equipment leases with aggregate payments of $124 million and terms ranging from four to eight years that have not commenced.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Equity
Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2022	$323,338	$—	$5,141,636	$(800,330)	$(4,571,762)	$92,882
Net income	—	—	4,336	—	—	4,336
Other comprehensive loss	—	—	—	(49,723)	—	(49,723)
Dividends paid ($0.05 per common share)	—	—	(8,625)	—	—	(8,625)
Issuance of common stock	—	(5,371)	(99)	—	5,383	(87)
Stock-based compensation expense	—	5,371	—	—	—	5,371
Balance at June 30, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2021	$323,338	$15,269	$5,161,029	$(847,538)	$(4,632,935)	$19,163
Net income	—	—	19,856	—	—	19,856
Other comprehensive income	—	—	—	16,235	—	16,235
Dividends paid ($0.05 per common share)	—	—	(8,700)	—	—	(8,700)
Issuance of common stock	—	(16,423)	—	—	16,182	(241)
Stock-based compensation expense	—	7,057	—	—	—	7,057
Balance at June 30, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	25,157	—	—	25,157
Other comprehensive loss	—	—	—	(69,741)	—	(69,741)
Dividends paid ($0.10 per common share)	—	—	(17,313)	—	—	(17,313)
Issuance of common stock	—	(12,351)	(39,866)	—	49,216	(3,001)
Stock-based compensation expense	—	9,866	—	—	—	9,866
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at June 30, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395
Net loss	—	—	(11,685)	—	—	(11,685)
Other comprehensive income	—	—	—	7,828	—	7,828
Dividends paid ($0.10 per common share)	—	—	(17,325)	—	—	(17,325)
Issuance of common stock	—	(74,877)	—	—	70,756	(4,121)
Stock-based compensation expense	—	12,278	—	—	—	12,278
Balance at June 30, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flow hedges
Revenue	$—	$118	$—	$244
Cost of sales	49	(47)	63	(105)
Interest expense, net	138	(96)	275	(96)
Total before tax	187	(25)	338	43
Income tax provision	47	(6)	83	11
Net of tax	$140	$(19)	$255	$32

Available-for-sale securities
Financing revenue	$(4)	$1	$(6)	$—
Selling, general and administrative expense	35	217	22	259
Total before tax	31	218	16	259
Income tax provision	8	55	5	65
Net of tax	$23	$163	$11	$194

Pension and postretirement benefit plans
Prior service costs	(53)	(86)	$(110)	$(170)
Actuarial losses	(10,046)	(13,096)	(20,186)	(26,157)
Settlement	—	(314)	—	(314)
Total before tax	(10,099)	(13,496)	(20,296)	(26,641)
Income tax benefit	(1,870)	(3,303)	(4,331)	(6,511)
Net of tax	$(8,229)	$(10,193)	$(15,965)	$(20,130)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	6,817	(26,554)	—	(65,703)	(85,440)
Reclassifications into earnings	(255)	(11)	15,965	—	15,699
Net other comprehensive income (loss)	6,562	(26,565)	15,965	(65,703)	(69,741)
Balance at June 30, 2022	$10,365	$(32,814)	$(740,674)	$(86,930)	$(850,053)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications	3,456	(4,783)	—	(10,749)	(12,076)
Reclassifications into earnings	(32)	(194)	20,130	—	19,904
Net other comprehensive income (loss)	3,424	(4,977)	20,130	(10,749)	7,828
Balance at June 30, 2021	$2,013	$(4,575)	$(830,933)	$2,192	$(831,303)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables and other assets for the six months ended June 30, 2022 and 2021 is presented below. See Note 7 for additional information regarding finance receivables.

	Six Months Ended June 30,
	2022	2021
Balance at beginning of year	$29,179	$35,344
Amounts charged to expense	5,280	2,488
Write-offs, recoveries and other	(21,763)	(7,085)
Balance at end of period	$12,696	$30,747

Accounts and other receivables	$12,176	$13,959
Other assets	520	16,788
Total	$12,696	$30,747
Other (income) expense consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
Loss on debt redemption/refinancing	$989	$4,993	$52,383
Insurance proceeds	(3,000)	—	(3,000)
Gain on sale of business	(10,201)	(2,522)	(10,201)
Gain on sale of assets	(1,434)	(14,372)	(1,434)
Other (income) expense	$(13,646)	$(11,901)	$37,748

During the first quarter of 2022, we recognized a pre-tax loss of $5 million on the early redemption of debt (see Note 10). During the first quarter, we also received proceeds of $9 million related to the 2019 sale of six smaller international businesses and recognized a pre-tax gain of $3 million and closed on the sale and leaseback of our Shelton, Connecticut office building, receiving net proceeds of $51 million and recognizing a pre-tax gain of $14 million.

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Cash interest paid	$64,511	$58,501
Cash income tax payments, net of refunds	$11,164	$2,180
Noncash activity
Capital assets obtained under capital lease obligations	$14,017	$19,568

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
Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. In particular, we continue to navigate the impacts of the COVID-19 pandemic as well as the risk of a global recession, and the effects that they may have on our, and our clients' businesses. Other factors which could cause future financial performance to differ materially from expectations, and which may also be exacerbated by COVID-19 or the risk of a global recession or negative change in the economy, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•changes in labor and transportation availability and costs
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•the impacts of inflation and rising prices on our costs and expenses, and to our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•the potential impacts on our cost of debt due to potential interest rate increases
•our success at managing customer credit risk
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•changes in tax laws, rulings or regulations
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2021 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

Financial Results Summary - Three and Six Months Ended June 30:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % Change	2022	2021	Actual % change	Constant Currency % change
Business services	$551,478	$567,022	(3)%	(2)%	$1,148,862	$1,137,476	1%	1%
Support services	107,625	115,156	(7)%	(5)%	217,977	233,853	(7)%	(5)%
Financing	67,298	73,453	(8)%	(7)%	139,327	151,265	(8)%	(7)%
Equipment sales	89,986	86,267	4%	7%	179,282	173,070	4%	6%
Supplies	38,245	38,655	(1)%	2%	79,306	80,879	(2)%	—%
Rentals	16,863	18,650	(10)%	(8)%	33,683	37,857	(11)%	(10)%
Total revenue	$871,495	$899,203	(3)%	(2)%	$1,798,437	$1,814,400	(1)%	—%

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Actual % change	Constant currency % change	2022	2021	Actual % change	Constant currency % change
Global Ecommerce	$393,770	$418,429	(6)%	(5)%	$812,297	$831,515	(2)%	(2)%
Presort Services	138,934	134,619	3%	3%	299,478	277,745	8%	8%
SendTech Solutions	338,791	346,155	(2)%	—%	686,662	705,140	(3)%	(1)%
Total revenue	$871,495	$899,203	(3)%	(2)%	$1,798,437	$1,814,400	(1)%	—%

	Segment EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Global Ecommerce	$(28,825)	$(10,831)	>(100%)	$(42,521)	$(37,207)	(14)%
Presort Services	12,851	16,134	(20)%	32,483	35,185	(8)%
SendTech Solutions	95,565	107,121	(11)%	200,140	221,591	(10)%
Total Segment EBIT	$79,591	$112,424	(29)%	$190,102	$219,569	(13)%

Revenue decreased 3% (2% at constant currency) in the second quarter of 2022 compared to the prior year primarily driven by a decrease in business services revenue due to lower cross-border volumes, lower support services revenue driven by a declining meter population and a shift to cloud-enabled products and lower financing revenue due to a declining lease portfolio. Global Ecommerce revenue decreased 6% (5% at constant currency), SendTech Solutions revenue declined 2% (flat at constant currency) and Presort Services revenue increased 3%.
Segment EBIT in the quarter decreased 29% compared to the prior year period. Global Ecommerce EBIT decreased $18 million primarily due to the decline in revenue and increased operating expenses. Presort Services EBIT decreased 20% primarily due to increased transportation and labor costs and SendTech Solutions EBIT decreased 11% primarily driven by the decline in revenue. Refer to Results of Operations section for further information.

Outlook

We see market opportunities for our businesses and are making investments in new solutions and services. This includes investments in our physical networks in Global Ecommerce and Presort Services for greater efficiency and economies of scale and upgrading our technologies across all three segments. We are also executing against initiatives to improve efficiencies in each business and in Corporate shared services. Our mix of business continues to shift to higher growth, lower margin markets, and while the investments we are making today may put further near-term downward pressure on our margins, we expect these investments to provide a platform for long-term growth and margin improvements.
On a consolidated basis, we expect revenue growth in 2022 compared to 2021 from a low-single digit percentage decline to low-single digit percentage growth. Although we expect some continued growth in the demand and costs for transportation services and labor, we expect margin improvements in the second half of the year from increased productivity and pricing initiatives. Supply chain delays are slowing our receipt and installation of equipment and technologies designed to increase automation and drive productivity in Global Ecommerce and Presort Services. Supply chain delays are also affecting our ability to receive required parts and components for our SendTech Solutions products on a timely basis. We will continue to take proactive steps to manage our operations and mitigate the financial impacts of these higher costs and supply chain issues; however, some of the factors are not within our control, and the duration and severity of supply chain issues is unknown and unpredictable.
Expectations for the remainder of the year are dependent on several external factors, including no further weakening of the global economy or additional shut-downs related to COVID-19, continued improvement in labor availability, changes in fuel price expectations, and no additional adverse geopolitical developments.

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
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million and $7 million for the three and six months ended June 30, 2022, respectively.

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from business to consumer logistics services for domestic and cross-border delivery, returns and fulfillment.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$393,770	$418,429	(6)%	(5)%	$356,025	$373,347	9.6%	10.8%

	Segment EBIT
	Three Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$(28,825)	$(10,831)	>(100%)
Global Ecommerce revenue decreased 6% (5% at constant currency) in the second quarter of 2022 compared to the prior year period primarily due to cross-border volume declines due in part, to a strengthening U.S. dollar and weakening global economic factors.
Gross margin decreased $7 million and gross margin percentage decreased to 9.6% from 10.8% compared to the prior year period, primarily due to the decline in revenue and higher postal costs of $3 million, partially offset by margin improvements in domestic parcel delivery services and $3 million favorability from the revised transportation cost allocation methodology.
Segment EBIT for the second quarter of 2022 was a loss of $29 million compared to a loss of $11 million in the prior year period. The EBIT degradation was driven by the decline in gross margin of $7 million as well as increased operating expenses of $11 million, driven primarily by higher credit card fees and higher credit loss provision of $4 million and $3 million, respectively.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$812,297	$831,515	(2)%	(2)%	$724,493	$757,655	10.8%	8.9%

	Segment EBIT
	Six Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$(42,521)	$(37,207)	(14)%
Global Ecommerce revenue decreased 2% in the first half of 2022 compared to the prior year period due primarily to lower volumes, partially offset by pricing actions. Cross-border and digital delivery volumes contributed revenue declines of 5% and 2%, respectively, which were partially offset by domestic parcel delivery volumes contributing revenue growth of 6%.
Gross margin increased $14 million and gross margin percentage increased to 10.8% from 8.9% compared to the prior year period. The increase was primarily due to pricing actions, improved warehouse productivity, margin improvements in domestic parcel delivery and fulfillment services and a decrease in transportation costs of $7 million, primarily driven by the revised transportation cost allocation methodology. Partially offsetting these increases were lower revenue from cross-border and digital delivery services and higher postal costs of $12 million.
Segment EBIT for the first half of 2022 was a loss of $43 million compared to a loss of $37 million in the prior year period. The EBIT decline was driven primarily by increased operating expenses of $19 million primarily driven by higher credit card fees of $9 million, higher employee-related expenses of $6 million and higher credit loss provision of $4 million, partially offset by the increase in gross margin of $14 million.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$138,934	$134,619	3%	3%	$111,305	$103,175	19.9%	23.4%

	Segment EBIT
	Three Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$12,851	$16,134	(20)%
Presort Services revenue increased 3% in the second quarter of 2022 compared to the prior year period. The processing of First Class Mail and Marketing Mail contributed revenue growth of 2% and 1%, respectively, primarily due to the impact of pricing actions and product mix.
Gross margin decreased $4 million and gross margin percentage declined to 19.9% from 23.4%. Segment EBIT decreased $3 million, or 20% compared to the prior year period. In the second quarter of 2022, gross margin and segment EBIT were impacted by higher transportation costs of $7 million primarily driven by the revised transportation cost allocation methodology of $3 million and higher fuel costs of $2 million, and increased labor costs of $4 million, primarily due to wage increases. The impact of these higher costs has been partially offset through productivity gains and pricing actions.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$299,478	$277,745	8%	8%	$235,956	$212,174	21.2%	23.6%

	Segment EBIT
	Six Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$32,483	$35,185	(8)%

Presort Services revenue increased 8% in the first half of 2022 compared to the prior year period. The processing of First Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter contributed revenue growth of 5%, 2% and 1%, respectively, primarily due to the impact of pricing actions.
Gross margin decreased $2 million and gross margin percentage declined to 21.2% from 23.6%. Segment EBIT decreased $3 million, or 8% in the first half of 2022 compared to the prior year period. During the first half of the year, gross margin and segment EBIT were impacted by higher transportation costs of $15 million primarily driven by tight demand for these services, higher fuel costs and the revised transportation cost allocation methodology, and higher labor costs of $12 million due to higher demand for labor and wage increases. The impact of these higher costs has been partially offset through pricing actions and productivity improvements.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$18,774	$13,974	34%	35%	$9,858	$6,247	47.5%	55.3%
Support services	107,625	115,156	(7)%	(5)%	37,365	37,095	65.3%	67.8%
Financing	67,298	73,453	(8)%	(7)%	12,533	11,773	81.4%	84.0%
Equipment sales	89,986	86,267	4%	7%	63,232	61,503	29.7%	28.7%
Supplies	38,245	38,655	(1)%	2%	10,957	10,467	71.4%	72.9%
Rentals	16,863	18,650	(10)%	(8)%	7,401	6,013	56.1%	67.8%
Total revenue	$338,791	$346,155	(2)%	—%	$141,346	$133,098	58.3%	61.5%

	Segment EBIT
	Three Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$95,565	$107,121	(11)%
SendTech Solutions revenue decreased 2% (flat at constant currency) in the second quarter of 2022 compared to the prior year period. Support services revenue declined 7% (5% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products, which generally require less service. Financing revenue declined 8% (7% at constant currency) primarily due to lower lease extensions as more clients opted to lease new equipment rather than extend leases on existing equipment. Partially offsetting these decreases, business services revenue increased 34% (35% at constant currency) primarily due to growth in subscription services and equipment sales revenue increased 4% (7% at constant currency), due in part, to customers upgrading equipment to comply with new security requirements.

Gross margin decreased $16 million, gross margin percentage decreased to 58.3% from 61.5% and segment EBIT decreased $12 million, or 11%. In the second quarter of 2022, gross margin and segment EBIT were impacted by the decrease in higher margin support services revenue and financing revenue. Segment EBIT in the quarter benefited from lower operating expenses of $4 million, primarily due to cost management.

	Revenue				Cost of Revenue		Gross Margin
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$37,087	$28,216	31%	32%	$19,740	$12,315	46.8%	56.4%
Support services	217,977	233,853	(7)%	(5)%	74,300	73,323	65.9%	68.6%
Financing	139,327	151,265	(8)%	(7)%	24,135	23,659	82.7%	84.4%
Equipment sales	179,282	173,070	4%	6%	126,673	123,293	29.3%	28.8%
Supplies	79,306	80,879	(2)%	—%	22,431	21,678	71.7%	73.2%
Rentals	33,683	37,857	(11)%	(10)%	12,668	12,460	62.4%	67.1%
Total revenue	$686,662	$705,140	(3)%	(1)%	$279,947	$266,728	59.2%	62.2%

	Segment EBIT
	Six Months Ended June 30,
	2022	2021	Actual % change
Segment EBIT	$200,140	$221,591	(10)%

SendTech Solutions revenue decreased 3% (1% at constant currency) in the second half of 2022 compared to the prior year period. Support services revenue declined 7% (5% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products. Financing revenue declined 8% (7% at constant currency) primarily due to lower lease extensions as more clients opted to lease new equipment rather than extend leases on existing equipment. Partially offsetting these decreases, business services revenue increased 31% (32% at constant currency) primarily due to growth in subscription services and equipment sales revenue increased 4% (6% at constant currency).

Gross margin for the second half of 2022 decreased $31 million and gross margin percentage decreased to 59.2% from 62.2%. Segment EBIT decreased $21 million, or 10%. For the first half of 2022, gross margin and segment EBIT were impacted by the declines in higher margin support services revenue and financing revenue. Segment EBIT for the first half of 2022 benefited from lower operating expenses of $10 million, due in part, to lower employee-related expenses and other cost savings.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Actual % change	2022	2021	Actual % change
Unallocated corporate expenses	$40,761	$56,316	(28)%	$98,595	$113,781	(13)%

Unallocated corporate expenses decreased $16 million and $15 million in the second quarter and first half of 2022, respectively, compared to the prior year periods, primarily due to lower employee-related variable expenses.

CONSOLIDATED EXPENSES

Selling, general and administrative
SG&A expense for the second quarter of 2022 declined $10 million compared to the prior year period, primarily due to lower variable compensation expense of $18 million, partially offset by higher credit loss provision of $4 million and higher professional fees of $2 million. SG&A expense for the first half of 2022 declined $5 million compared to the prior year period, primarily due to lower variable compensation expense of $16 million, partially offset by higher travel costs of $4 million, credit loss provision of $2 million and professional fees of $1 million.
Research and development (R&D)
R&D expense for the second quarter and first half of 2022 was $11 million and $23 million, respectively, and flat compared to the prior year periods.
Restructuring charges
Restructuring charges, consisting of costs for employee severance and facility closures, were $4 million for the second quarter and $8 million for the first half of 2022. See Note 9 to the Condensed Consolidated Financial Statements for further information.
Other (income) expense
Other (income) expense for the first six months of 2022 includes a $14 million gain on the sale of our Shelton, Connecticut office building, a $3 million gain from the 2019 sale of a business and a charge of $5 million from the early redemption of debt. See Notes 10 and 16 to the Condensed Consolidated Financial Statements for further information.
Income taxes
The effective tax rate for the three and six months ended June 30, 2022 was 261.2% and a benefit of 12.6%, respectively. See Note 12 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2022, we had cash, cash equivalents and short-term investments of $582 million, which includes $153 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2022	2021	Change
Net cash from operating activities	$45,694	$144,729	$(99,035)
Net cash from investing activities	(27,518)	(68,034)	40,516
Net cash from financing activities	(166,504)	(199,024)	32,520
Effect of exchange rate changes on cash and cash equivalents	(13,455)	349	(13,804)
Change in cash and cash equivalents	$(161,783)	$(121,980)	$(39,803)
Operating Activities
Cash flows from operating activities in 2022 declined $99 million compared to the prior year period primarily due to the timing of collections of receivables, lower customer deposits, the timing of insurance premium payments and other working capital changes.
Investing Activities
Cash flows from investing activities for 2022 increased $41 million compared to the prior year, primarily due to higher proceeds from the sale of businesses and assets of $25 million, lower capital expenditures of $20 million and net proceeds of $4 million from other investment activities.
Cash flows from investing activities in 2022 include proceeds of $51 million from the sale of our Shelton facility and $9 million related to the 2019 sale of a business. Cash flows from investing activities in 2021 include net proceeds of $28 million from the sale of Tacit and $2 million for other asset sales.
Financing Activities
Cash flows from financing activities for 2022 improved $33 million compared to the prior year primarily due to lower net repayments of debt of $37 million and lower premiums and fees paid to refinance debt of $42 million. These improvements were partially offset by lower cash flow from changes in customer deposits at the PB Bank of $32 million and $13 million of common stock repurchases.

Financings and Capitalization
In March 2022, we redeemed the April 2023 notes and recorded a $5 million pre-tax loss in connection with this redemption.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At June 30, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2022, we have entered into real estate and equipment leases with aggregate payments of $124 million and terms ranging from four to eight years that have not commenced. Most of these leases are expected to commence throughout the second half of 2022 and some into 2023.
At June 30, 2022, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
We determined that the agreement to sell Borderfree was a triggering event that indicated an impairment may exist. Accordingly, we performed a goodwill impairment test of the Global Ecommerce reporting unit to assess the recoverability of the carrying value of remaining goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit.
The results of our test indicated that no impairment existed; however, the estimated fair value of the Global Ecommerce reporting unit exceeded its carrying value by less than 20%. The determination of fair value relied on internal projections developed using numerous estimates and assumptions that are inherently subject to significant uncertainties. These estimates and assumptions included revenue growth, profitability, cash flows, capital spending and other available information. The determination of fair value also incorporated a risk-adjusted discount rate, terminal growth rates and other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse effect on our estimates and assumptions include, but are not limited to, declining revenue, our inability to grow volumes, gain additional economies of scale and improve profitability, continued increases in costs and rising interest rates.
The goodwill balance related to the Global Ecommerce reporting unit at June 30, 2022 was $339 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2022.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2021 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. There were no purchases of our common stock during the three months ended June 30, 2022. We have remaining authorization to purchase up to $3 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
2.1	Equity Purchase Agreement, dated as of June 20, 2022, among Pitney Bowes International Holdings, Inc., Pitney Bowes Holdings Limited, Global-e UK LTD., Global-e US Inc. and Global-E Online Ltd (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 21, 2022)	2.1
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10.1	Second Amendment to the Credit Agreement, dated as of May 11, 2022, among Pitney Bowes Inc., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	August 2, 2022

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)