Form 10-Q
period 2022-09-30
PITNEY BOWES INC /DE/
filed 2022-11-04
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2022, 174,004,015 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Business services	$518,405	$551,384	$1,667,267	$1,688,860
Support services	107,642	113,413	325,619	347,266
Financing	67,757	71,936	207,084	223,201
Equipment sales	83,528	83,234	262,810	256,304
Supplies	37,455	38,211	116,761	119,090
Rentals	16,127	17,271	49,810	55,128
Total revenue	830,914	875,449	2,629,351	2,689,849
Costs and expenses:
Cost of business services	452,715	472,216	1,433,474	1,454,564
Cost of support services	36,618	38,250	111,463	112,646
Financing interest expense	13,692	11,710	37,827	35,369
Cost of equipment sales	60,595	62,221	188,181	185,622
Cost of supplies	10,529	10,705	33,074	32,383
Cost of rentals	6,270	6,480	19,052	18,940
Selling, general and administrative	209,576	225,024	678,999	699,316
Research and development	9,812	10,621	32,400	32,996
Restructuring charges	4,264	3,701	12,672	11,434
Interest expense, net	23,685	24,312	66,816	73,816
Other components of net pension and postretirement cost	1,427	46	3,229	708
Other (income) expense	(8,398)	3,193	(20,299)	40,941
Total costs and expenses	820,785	868,479	2,596,888	2,698,735
Income (loss) from continuing operations before taxes	10,129	6,970	32,463	(8,886)
Provision (benefit) for income taxes	4,642	(1,525)	1,819	(10,602)
Income from continuing operations	5,487	8,495	30,644	1,716
Income (loss) from discontinued operations, net of tax	—	572	—	(4,334)
Net income (loss)	$5,487	$9,067	$30,644	$(2,618)
Basic earnings (loss) per share (1):
Continuing operations	$0.03	$0.05	$0.18	$0.01
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.03	$0.05	$0.18	$(0.02)
Diluted earnings (loss) per share (1):
Continuing operations	$0.03	$0.05	$0.17	$0.01
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.03	$0.05	$0.17	$(0.02)

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$5,487	$9,067	$30,644	$(2,618)
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax of $(2,393), $(1,062), $(5,466) and $(765), respectively	(56,419)	(18,175)	(122,122)	(28,924)
Net unrealized gain on cash flow hedges, net of tax of $963, $17, $3,138 and $1,152, respectively	2,853	50	9,415	3,474
Net unrealized loss on investment securities, net of tax of $(2,545), $(467), $(11,353) and $(2,117), respectively	(9,583)	(1,408)	(36,148)	(6,385)
Amortization of pension and postretirement costs, net of tax of $2,461, $3,097, $6,792 and $9,608, respectively	7,749	9,606	23,714	29,736
Other comprehensive loss, net of tax	(55,400)	(9,927)	(125,141)	(2,099)
Comprehensive loss	$(49,913)	$(860)	$(94,497)	$(4,717)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$596,647	$732,480
Short-term investments (includes $2,058 and $2,658, respectively, reported at fair value)	10,014	14,440
Accounts and other receivables (net of allowance of $5,910 and $11,168, respectively)	287,751	334,630
Short-term finance receivables (net of allowance of $10,518 and $12,812, respectively)	551,476	560,680
Inventories	89,946	78,588
Current income taxes	27,442	13,894
Other current assets and prepayments	146,636	157,341
Total current assets	1,709,912	1,892,053
Property, plant and equipment, net	427,958	429,162
Rental property and equipment, net	28,451	34,774
Long-term finance receivables (net of allowance of $11,047 and $13,406 respectively)	597,198	587,427
Goodwill	1,045,940	1,135,103
Intangible assets, net	79,399	132,442
Operating lease assets	259,248	208,428
Noncurrent income taxes	56,339	68,398
Other assets (includes $228,346 and $318,754, respectively, reported at fair value)	388,704	471,084
Total assets	$4,593,149	$4,958,871

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$766,170	$922,543
Customer deposits at Pitney Bowes Bank	663,420	632,062
Current operating lease liabilities	45,761	40,299
Current portion of long-term debt	27,133	24,739
Advance billings	94,100	99,280
Current income taxes	2,051	9,017
Total current liabilities	1,598,635	1,727,940
Long-term debt	2,189,566	2,299,099
Deferred taxes on income	273,455	286,445
Tax uncertainties and other income tax liabilities	31,566	31,935
Noncurrent operating lease liabilities	239,788	192,092
Other noncurrent liabilities	268,415	308,728
Total liabilities	4,601,425	4,846,239

Commitments and contingencies (See Note 13)

Stockholders’ (deficit) equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Additional paid-in capital	—	2,485
Retained earnings	5,128,030	5,169,270
Accumulated other comprehensive loss	(905,453)	(780,312)
Treasury stock, at cost (149,353 and 148,607 shares, respectively)	(4,554,191)	(4,602,149)
Total stockholders’ (deficit) equity	(8,276)	112,632
Total liabilities and stockholders’ (deficit) equity	$4,593,149	$4,958,871

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$30,644	$(2,618)
Loss from discontinued operations, net of tax	—	4,334
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	124,752	121,225
Allowance for credit losses	6,355	6,382
Stock-based compensation	15,237	15,448
Amortization of debt fees	6,737	5,694
Loss on debt redemption/refinancing	4,993	55,576
Restructuring charges	12,672	11,434
Restructuring payments	(11,761)	(14,847)
Pension contributions and retiree medical payments	(23,411)	(22,941)
Gain on sale of assets	(14,372)	(1,434)
Gain on sale of businesses	(10,920)	(10,201)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	24,895	62,537
Finance receivables	(1,125)	31,893
Inventories	(12,233)	(4,304)
Other current assets and prepayments	(22,234)	(8,900)
Accounts payable and accrued liabilities	(120,993)	(7,332)
Current and noncurrent income taxes	(14,633)	(14,294)
Advance billings	(774)	(9,402)
Other, net	15,400	(2,076)
Net cash from operating activities	9,229	216,174
Cash flows from investing activities:
Capital expenditures	(97,533)	(140,907)
Purchases of investment securities	(5,722)	(70,896)
Proceeds from sales/maturities of investment securities	24,835	78,941
Net investment in loan receivables	(31,101)	(6,627)
Proceeds from asset sales	50,766	1,840
Proceeds from sale of businesses	109,326	27,573
Acquisitions	(1,154)	—
Settlement of derivative contracts	(48,987)	—
Other investing activities	15,961	—
Net cash from investing activities - continuing operations	16,391	(110,076)
Net cash from investing activities - discontinued operations	—	(1,610)
Net cash from investing activities	16,391	(111,686)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	1,195,500
Principal payments of debt	(112,965)	(1,429,603)
Premiums and fees paid to redeem/refinance debt	(4,759)	(50,130)
Dividends paid to stockholders	(26,013)	(26,050)
Customer deposits at Pitney Bowes Bank	31,359	25,512
Common stock repurchases	(13,446)	—
Other financing activities	(10,356)	(7,078)
Net cash from financing activities	(136,180)	(291,849)
Effect of exchange rate changes on cash and cash equivalents	(25,273)	(4,940)
Change in cash and cash equivalents	(135,833)	(192,301)
Cash and cash equivalents at beginning of period	732,480	921,450
Cash and cash equivalents at end of period	$596,647	$729,149

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
Effective July 1, 2022, we sold our Borderfree cross-border ecommerce solutions business (Borderfree) that was reported in the Global Ecommerce segment. Prior year results have not been recast to exclude the revenue and expenses from Borderfree, impacting the comparison of current year results to the prior year periods. Accordingly, no revenue was recognized for Borderfree in the third quarter of 2022, whereas revenue for the third quarter of 2021 includes $14 million from Borderfree. Net income of Borderfree for the third quarter of 2021 was not significant.

Pre-tax income for the three months ended September 30, 2022 included a charge of $2 million and pre-tax income for the nine months ended September 30, 2022 included a benefit of $3 million to correct misstatements related to prior periods. The impact of these misstatements was not material to the consolidated financial statements for any prior quarterly or annual periods, and is not expected to be material to the current annual period.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs and recoveries of finance receivables by year of origination. The standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We are currently assessing the impact this standard will have on our financial statement disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$354,326	$144,824	$19,255	$518,405	$—	$518,405
Support services	—	—	107,642	107,642	—	107,642
Financing	—	—	—	—	67,757	67,757
Equipment sales	—	—	20,389	20,389	63,139	83,528
Supplies	—	—	37,455	37,455	—	37,455
Rentals	—	—	—	—	16,127	16,127
Subtotal	354,326	144,824	184,741	683,891	$147,023	$830,914

Revenue from leasing transactions and financing	—	—	147,023	147,023
Total revenue	$354,326	$144,824	$331,764	$830,914

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$76,667	$76,667
Products/services transferred over time	354,326	144,824	108,074	607,224
Total	$354,326	$144,824	$184,741	$683,891

	Three Months Ended September 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$398,011	$139,296	$14,077	$551,384	$—	$551,384
Support services	—	—	113,413	113,413	—	113,413
Financing	—	—	—	—	71,936	71,936
Equipment sales	—	—	25,089	25,089	58,145	83,234
Supplies	—	—	38,211	38,211	—	38,211
Rentals	—	—	—	—	17,271	17,271
Subtotal	398,011	139,296	190,790	728,097	$147,352	$875,449

Revenue from leasing transactions and financing	—	—	147,352	147,352
Total revenue	$398,011	$139,296	$338,142	$875,449

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$81,205	$81,205
Products/services transferred over time	398,011	139,296	109,585	646,892
Total	$398,011	$139,296	$190,790	$728,097

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,166,623	$444,302	$56,342	$1,667,267	$—	$1,667,267
Support services	—	—	325,619	325,619	—	325,619
Financing	—	—	—	—	207,084	207,084
Equipment sales	—	—	63,088	63,088	199,722	262,810
Supplies	—	—	116,761	116,761	—	116,761
Rentals	—	—	—	—	49,810	49,810
Subtotal	1,166,623	444,302	561,810	2,172,735	$456,616	$2,629,351

Revenue from leasing transactions and financing	—	—	456,616	456,616
Total revenue	$1,166,623	$444,302	$1,018,426	$2,629,351

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$231,194	$231,194
Products/services transferred over time	1,166,623	444,302	330,616	1,941,541
Total	$1,166,623	$444,302	$561,810	$2,172,735

	Nine Months Ended September 30, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,229,526	$417,041	$42,293	$1,688,860	$—	$1,688,860
Support services	—	—	347,266	347,266	—	347,266
Financing	—	—	—	—	223,201	223,201
Equipment sales	—	—	66,600	66,600	189,704	256,304
Supplies	—	—	119,090	119,090	—	119,090
Rentals	—	—	—	—	55,128	55,128
Subtotal	1,229,526	417,041	575,249	2,221,816	$468,033	$2,689,849

Revenue from leasing transactions and financing	—	—	468,033	468,033
Total revenue	$1,229,526	$417,041	$1,043,282	$2,689,849

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$236,016	$236,016
Products/services transferred over time	1,229,526	417,041	339,233	1,985,800
Total	$1,229,526	$417,041	$575,249	$2,221,816

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
Supplies includes revenue from supplies for our mailing equipment and is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Bank.

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2022	December 31, 2021	Increase/ (decrease)
Advance billings, current	Advance billings	$86,648	$92,926	$(6,278)
Advance billings, noncurrent	Other noncurrent liabilities	$931	$1,109	$(178)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $89 million of advance billings at the beginning of the period. Advance billings, current, reported on the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 also includes $7 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2022	2023	2024-2027	Total
SendTech Solutions	$75,374	$241,706	$359,275	$676,355
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

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Ecommerce	$354,326	$398,011	$1,166,623	$1,229,526
Presort Services	144,824	139,296	444,302	417,041
SendTech Solutions	331,764	338,142	1,018,426	1,043,282
Total revenue	$830,914	$875,449	$2,629,351	$2,689,849

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Ecommerce	$(34,881)	$(20,950)	$(77,402)	$(58,157)
Presort Services	20,561	21,062	53,044	56,247
SendTech Solutions	95,234	98,950	295,374	320,541
Total segment EBIT	80,914	99,062	271,016	318,631
Reconciliation of Segment EBIT to net income (loss):
Unallocated corporate expenses	(42,908)	(49,176)	(141,537)	(162,957)
Restructuring charges	(4,264)	(3,701)	(12,672)	(11,434)
Interest expense, net	(37,377)	(36,022)	(104,643)	(109,185)
Loss on debt redemption/refinancing	—	(3,193)	(4,993)	(55,576)
Gain on sale of businesses, including transaction costs	13,764	—	10,920	10,201
Gain on sale of assets	—	—	14,372	1,434
(Provision) benefit for income taxes	(4,642)	1,525	(1,819)	10,602
Income from continuing operations	5,487	8,495	30,644	1,716
Income (loss) from discontinued operations, net of tax	—	572	—	(4,334)
Net income (loss)	$5,487	$9,067	$30,644	$(2,618)
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million and $9 million for the three and nine months ended September 30, 2022, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

4. Earnings per Share (EPS)
The calculation of basic and diluted earnings per share is presented below. The sum of the earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$5,487	$8,495	$30,644	$1,716
Income (loss) from discontinued operations, net of tax	—	572	—	(4,334)
Net income (loss)	$5,487	$9,067	$30,644	$(2,618)
Denominator:
Weighted-average shares used in basic EPS	173,847	174,399	173,881	173,691
Dilutive effect of common stock equivalents	3,119	5,010	3,537	5,258
Weighted-average shares used in diluted EPS	176,966	179,409	177,418	178,949
Basic earnings (loss) per share:
Continuing operations	$0.03	$0.05	$0.18	$0.01
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.03	$0.05	$0.18	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$0.03	$0.05	$0.17	$0.01
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.03	$0.05	$0.17	$(0.02)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	13,967	6,529	9,573	6,529

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$28,763	$22,352
Supplies and service parts	28,272	26,076
Finished products	32,911	30,160
Total inventory, net	$89,946	$78,588

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
Finance receivables consisted of the following:

	September 30, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$958,672	$143,949	$1,102,621	$958,440	$187,831	$1,146,271
Unguaranteed residual values	38,775	8,452	47,227	37,896	10,717	48,613
Unearned income	(237,090)	(44,762)	(281,852)	(246,381)	(56,643)	(303,024)
Allowance for credit losses	(15,178)	(2,294)	(17,472)	(19,546)	(3,246)	(22,792)
Net investment in sales-type lease receivables	745,179	105,345	850,524	730,409	138,659	869,068
Loan receivables
Loan receivables	284,851	17,392	302,243	262,310	20,155	282,465
Allowance for credit losses	(3,940)	(153)	(4,093)	(3,259)	(167)	(3,426)
Net investment in loan receivables	280,911	17,239	298,150	259,051	19,988	279,039
Net investment in finance receivables	$1,026,090	$122,584	$1,148,674	$989,460	$158,647	$1,148,107

Maturities of gross finance receivables at September 30, 2022 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2022	$99,920	$35,447	$135,367	$218,060	$17,392	$235,452
2023	344,805	45,106	389,911	24,440	—	24,440
2024	248,361	29,764	278,125	19,163	—	19,163
2025	157,126	17,153	174,279	13,728	—	13,728
2026	84,395	8,005	92,400	6,738	—	6,738
Thereafter	24,065	8,474	32,539	2,722	—	2,722
Total	$958,672	$143,949	$1,102,621	$284,851	$17,392	$302,243

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$951,668	$141,685	$279,381	$17,292	$1,390,026
Past due amounts > 90 days	7,004	2,264	5,470	100	14,838
Total	$958,672	$143,949	$284,851	$17,392	$1,404,864
Past due amounts > 90 days
Still accruing interest	$3,450	$460	$—	$—	$3,910
Not accruing interest	3,554	1,804	5,470	100	10,928
Total	$7,004	$2,264	$5,470	$100	$14,838

	December 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$950,138	$185,057	$258,514	$20,018	$1,413,727
Past due amounts > 90 days	8,302	2,774	3,796	137	15,009
Total	$958,440	$187,831	$262,310	$20,155	$1,428,736
Past due amounts > 90 days
Still accruing interest	$4,964	$682	$—	$—	$5,646
Not accruing interest	3,338	2,092	3,796	137	9,363
Total	$8,302	$2,774	$3,796	$137	$15,009

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	(1,913)	189	2,459	259	994
Write-offs	(4,625)	(587)	(3,684)	(212)	(9,108)
Recoveries	2,273	35	1,916	1	4,225
Other	(103)	(589)	(10)	(62)	(764)
Balance at September 30, 2022	$15,178	$2,294	$3,940	$153	$21,565

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2021	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	1,959	(1,019)	(979)	33	(6)
Write-offs	(4,816)	(773)	(4,748)	(251)	(10,588)
Recoveries	2,256	(16)	2,615	3	4,858
Other	5	(221)	1	(11)	(226)
Balance at September 30, 2021	$22,321	$3,977	$3,373	$236	$29,907

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
Over 85% of our finance receivables are within the North American portfolio. We use a third-party to score the majority of this portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the third party's credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The third-party credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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

We do not use a third-party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. This portfolio comprises less than 15% of total finance receivables. Most of the International credit applications are small dollar applications (i.e. below $50 thousand) and are subjected to an automated review process. Larger credit applications are manually reviewed, which includes obtaining client financial information, credit reports and other available financial information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class.

	September 30, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$223,341	$221,574	$154,974	$111,735	$45,866	$18,304	$209,962	$985,756
Medium	40,718	40,787	27,057	22,799	10,015	3,925	60,906	206,207
High	4,511	4,079	3,162	2,108	1,171	618	5,206	20,855
Not Scored	47,544	54,868	31,463	22,411	8,905	686	26,169	192,046
Total	$316,114	$321,308	$216,656	$159,053	$65,957	$23,533	$302,243	$1,404,864

	December 31, 2021
	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$274,191	$195,421	$162,479	$95,661	$33,698	$14,862	$192,161	$968,473
Medium	43,403	34,955	31,038	17,895	6,981	3,619	55,708	193,599
High	5,474	5,017	4,044	2,708	849	889	4,822	23,803
Not Scored	45,644	54,097	47,973	33,998	19,161	12,214	29,774	242,861
Total	$368,712	$289,490	$245,534	$150,262	$60,689	$31,584	$282,465	$1,428,736

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Profit recognized at commencement	$31,576	$28,394	$100,951	$92,756
Interest income	40,480	45,806	123,783	142,072
Total lease income from sales-type leases	$72,056	$74,200	$224,734	$234,828

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2022	$8,884
2023	20,926
2024	17,478
2025	9,296
2026	3,028
Thereafter	935
Total	$60,547

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Acquisition, Divestiture, Intangible Assets and Goodwill
Acquisition/Divestiture
In the second quarter of 2022, we entered into a definitive agreement to sell the Borderfree business. The sale closed on July 1, 2022 and we received proceeds of $93 million, net of cash transferred, and recognized a pre-tax gain of $4 million (see Note 16). During the quarter, we also received additional proceeds of $7 million related to the 2021 sale of a business and recognized a pre-tax gain of $4 million and acquired Pittsburgh Mailing Systems, Inc. for $1 million, which is reported in our Presort Services segment.

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$153,436	$(76,408)	$77,028	$268,187	$(141,492)	$126,695
Software & technology	21,798	(19,427)	2,371	21,981	(16,234)	5,747
Total intangible assets	$175,234	$(95,835)	$79,399	$290,168	$(157,726)	$132,442

Amortization expense for the three months ended September 30, 2022 and 2021 was $5 million and $8 million, respectively and amortization expense for the nine months ended September 30, 2022 and 2021 was $20 million and $23 million, respectively.
Future amortization expense as of September 30, 2022 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2022	$3,854
2023	15,416
2024	15,416
2025	15,212
2026	14,223
Thereafter	15,278
Total	$79,399

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
We determined that the agreement to sell Borderfree was a triggering event that indicated an impairment may exist. Accordingly, we performed a goodwill impairment test of the Global Ecommerce reporting unit to assess the recoverability of goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit.
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

Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2021	Disposition	Currency impact	September 30, 2022
Global Ecommerce	$395,062	$(55,878)	$—	$339,184
Presort Services	220,992	—	—	220,992
SendTech Solutions	519,049	—	(33,285)	485,764
Total goodwill	$1,135,103	$(55,878)	$(33,285)	$1,045,940

The disposition of $56 million represents goodwill allocated to Borderfree. Global Ecommerce goodwill is net of accumulated goodwill impairment charges of $198 million at September 30, 2022 and December 31, 2021.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$24,250	$164,584	$—	$188,834
Equity securities	—	14,426	—	14,426
Commingled fixed income securities	1,509	7,784	—	9,293
Government and related securities	8,665	18,249	—	26,914
Corporate debt securities	—	51,081	—	51,081
Mortgage-backed / asset-backed securities	—	128,606	—	128,606
Derivatives
Interest rate swap	—	15,966	—	15,966
Foreign exchange contracts	—	7,302	—	7,302
Total assets	$34,424	$407,998	$—	$442,422
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,810)	$—	$(2,810)
Total liabilities	$—	$(2,810)	$—	$(2,810)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings through the nine months ended September 30, 2022.

Available-for-sale securities consisted of the following:

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,855	$12	$(8,953)	$26,914
Corporate debt securities	66,657	—	(15,576)	51,081
Commingled fixed income securities	1,742	—	(233)	1,509
Mortgage-backed / asset-backed securities	159,475	—	(30,869)	128,606
Total	$263,729	$12	$(55,631)	$208,110

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,160	$81	$(1,012)	$35,229
Corporate debt securities	67,906	259	(2,998)	65,167
Commingled fixed income securities	1,725	—	(33)	1,692
Mortgage-backed / asset-backed securities	176,559	144	(4,685)	172,018
Total	$282,350	$484	$(8,728)	$274,106

Investment securities in a loss position were as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$16,937	$2,930	$16,018	$579
Corporate debt securities	47,386	15,261	51,385	2,658
Commingled fixed income securities	—	—	—	—
Mortgage-backed / asset-backed securities	115,616	29,384	135,441	4,057
Total	$179,939	$47,575	$202,844	$7,294

Less than 12 continuous months
Government and related securities	$9,530	$6,023	$15,438	$433
Corporate debt securities	3,686	315	8,859	339
Commingled fixed income securities	1,509	233	1,692	33
Mortgage-backed / asset-backed securities	12,990	1,485	30,754	629
Total	$27,715	$8,056	$56,743	$1,434

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
At September 30, 2022, 99% of the securities were in a loss position. We believe our allowance for credit losses on available-for-sale investment securities is adequate as our investments are primarily in highly liquid U.S. government and agency securities, high grade corporate bonds and municipal bonds. We have not recognized an impairment on investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at September 30, 2022 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,295	$2,058
After 1 year through 5 years	15,812	14,116
After 5 years through 10 years	72,928	57,703
After 10 years	172,694	134,233
Total	$263,729	$208,110
The actual maturities may not coincide with the scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at September 30, 2022 and December 31, 2021 totaled $21 million and $20 million, respectively.

Simple Agreement for Future Equity (SAFE) Investment
In October 2022, we invested $10 million in Ambi Robotics Inc., a robotics solutions company, via a SAFE arrangement. The SAFE investment provides us the right to participate in future equity offerings by Ambi Robotics Inc. The investment will be carried at cost and the carrying value of the investment could be increased or decreased based on future observable transactions by Ambi Robotics Inc.

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

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both September 30, 2022 and December 31, 2021, outstanding contracts associated with these anticipated transactions had a notional value of $1 million. Amounts included in AOCL at September 30, 2022 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$125	$21
	Accounts payable and accrued liabilities	—	(10)
Interest rate swaps	Other assets	15,966	3,103

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	7,177	2,453
	Accounts payable and accrued liabilities	(2,810)	(294)

	Total derivative assets	$23,268	$5,577
	Total derivative liabilities	(2,810)	(304)
	Total net derivative asset	$20,458	$5,273

Results of cash flow hedging relationships were as follows:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$134	$41	Revenue	$—	$45
			Cost of sales	80	(21)
Interest rate swap	3,936	186	Interest expense	137	—
	$4,070	$227		$217	$24

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$257	$215	Revenue	$—	$289
			Cost of sales	143	(126)
Interest rate swap	12,863	2,794	Interest expense	412	—
	$13,120	$3,009		$555	$163

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Nondesignated Derivative Instruments
We also enter into foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term intercompany loans and related interest denominated in a foreign currency. These foreign exchange contracts are not designated as hedging instruments. Accordingly, the revaluation of intercompany loans and interest and the change in fair value of these derivatives are recorded in earnings. All outstanding contracts at September 30, 2022 mature within 3 months.
The impact on earnings from the change in fair value of these foreign exchange contracts, exclusive of the corresponding impact on earnings from the revaluation of the intercompany loans and related interest, was as follows:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(24,116)	$(5,592)

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(45,299)	$(4,524)

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

	September 30, 2022	December 31, 2021
Carrying value	$2,216,699	$2,323,838
Fair value	$1,732,053	$2,355,894

9. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2022	$5,747
Amounts charged to expense	12,672
Cash payments	(11,761)
Noncash activity	(1,378)
Balance at September 30, 2022	$5,280

Balance at January 1, 2021	$10,063
Amounts charged to expense	11,434
Cash payments	(14,847)
Noncash activity	(541)
Balance at September 30, 2021	$6,109
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2022	December 31, 2021
Notes due April 2023	6.20%	—	90,259
Notes due March 2024	4.625%	238,449	242,603
Term loan due March 2026	LIBOR + 1.75%	356,250	370,500
Notes due March 2027	6.875%	400,000	400,000
Term loan due March 2028	LIBOR + 4.0%	443,250	446,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		2,758	3,685
Principal amount		2,251,548	2,364,513
Less: unamortized costs, net		34,849	40,675
Total debt		2,216,699	2,323,838
Less: current portion long-term debt		27,133	24,739
Long-term debt		$2,189,566	$2,299,099

During 2022, we redeemed the April 2023 notes and recorded a $5 million pre-tax loss in connection with this redemption. We also made scheduled principal repayments of $18 million on our term loans. At September 30, 2022, the interest rate on the 2026 Term Loan was 4.9% and the interest rate of the 2028 Term Loan was 7.1%.
We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. Under the terms of these agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rates under the term loans and the swaps reset monthly.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At September 30, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
The PB Bank (the Bank), a wholly owned subsidiary, has become a member of the Federal Home Loan Bank (FHLB) of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of September 30, 2022, the Bank had yet to apply for any advances. The Bank was required to purchase an equity interest in the FHLB of $1 million as a condition of membership. The investment is carried at cost as it does not have a readily determinable fair value as there is no actively traded market and investment is restricted to members only.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$14	$64	$291	$346	$191	$232
Interest cost	11,072	10,353	3,270	2,961	884	891
Expected return on plan assets	(17,586)	(18,883)	(6,423)	(7,979)	—	—
Amortization of prior service (credit) cost	(11)	(15)	60	67	—	32
Amortization of net actuarial loss	8,317	9,366	1,625	2,340	(131)	913
Settlement	350	—	—	—	—	—
Net periodic benefit cost (income)	$2,156	$885	$(1,177)	$(2,265)	$944	$2,068
Contributions to benefit plans	$2,103	$1,161	$348	$355	$2,401	$2,642

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$62	$195	$978	$1,055	$549	$682
Interest cost	33,354	31,842	10,354	8,929	2,763	2,816
Expected return on plan assets	(53,311)	(57,839)	(20,437)	(24,070)	—	—
Amortization of prior service (credit) cost	(33)	(45)	192	202	—	97
Amortization of net actuarial loss	24,781	28,643	5,172	7,065	44	3,068
Settlement	350	314	—	—	—	—
Net periodic benefit cost (income)	$5,203	$3,110	$(3,741)	$(6,819)	$3,356	$6,663
Contributions to benefit plans	$4,401	$4,020	$8,961	$9,379	$10,049	$9,542

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2022, was 45.8% and 5.6%, respectively, and includes a charge of $2 million due to state tax legislation offset by a benefit of $1 million as a result of the finalization and filing of state income tax returns. The effective tax rate for the nine months ended September 30, 2022 also includes a tax benefit of $4 million on the pre-tax gain of $4 million from the sale of Borderfree as the tax basis was higher than book basis and a $1 million benefit associated with the 2019 sale of a business.
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
The Internal Revenue Service examinations of our consolidated U.S. income tax returns for tax years prior to 2018 are closed to audit; however, various post-2016 U.S. state and local tax returns are still subject to examination, with some states in appeals from 2011. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2017 except for a specific issue arising in earlier years, France is closed through 2019, Germany is closed through 2016 and the U.K. is closed through 2019. We also have other less significant tax filings currently subject to examination.

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
As of September 30, 2022, we have entered into real estate and equipment leases with aggregate payments of $104 million and terms ranging from three to seven years that have not commenced.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ (Deficit) Equity
Changes in stockholders’ (deficit) equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at July 1, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154
Net income	—	—	5,487	—	—	5,487
Other comprehensive loss	—	—	—	(55,400)	—	(55,400)
Dividends paid ($0.05 per common share)	—	—	(8,700)	—	—	(8,700)
Issuance of common stock	—	(5,371)	(6,005)	—	12,188	812
Stock-based compensation expense	—	5,371	—	—	—	5,371
Balance at September 30, 2022	$323,338	$—	$5,128,030	$(905,453)	$(4,554,191)	$(8,276)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2021	$323,338	$5,903	$5,172,185	$(831,303)	$(4,616,753)	$53,370
Net income	—	—	9,067	—	—	9,067
Other comprehensive loss	—	—	—	(9,927)	—	(9,927)
Dividends paid ($0.05 per common share)	—	—	(8,725)	—	—	(8,725)
Issuance of common stock	—	(6,610)	—	—	8,318	1,708
Stock-based compensation expense	—	3,170	—	—	—	3,170
Balance at September 30, 2021	$323,338	$2,463	$5,172,527	$(841,230)	$(4,608,435)	$48,663

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	30,644	—	—	30,644
Other comprehensive loss	—	—	—	(125,141)	—	(125,141)
Dividends paid ($0.15 per common share)	—	—	(26,013)	—	—	(26,013)
Issuance of common stock	—	(17,722)	(45,871)	—	61,404	(2,189)
Stock-based compensation expense	—	15,237	—	—	—	15,237
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at September 30, 2022	$323,338	$—	$5,128,030	$(905,453)	$(4,554,191)	$(8,276)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2021	$323,338	$68,502	$5,201,195	$(839,131)	$(4,687,509)	$66,395
Net loss	—	—	(2,618)	—	—	(2,618)
Other comprehensive loss	—	—	—	(2,099)	—	(2,099)
Dividends paid ($0.15 per common share)	—	—	(26,050)	—	—	(26,050)
Issuance of common stock	—	(81,487)	—	—	79,074	(2,413)
Stock-based compensation expense	—	15,448	—	—	—	15,448
Balance at September 30, 2021	$323,338	$2,463	$5,172,527	$(841,230)	$(4,608,435)	$48,663

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedges
Revenue	$—	$45	$—	$289
Cost of sales	80	(21)	143	(126)
Interest expense, net	137	(133)	412	(229)
Total before tax	217	(109)	555	(66)
Income tax provision (benefit)	54	(28)	138	(17)
Net of tax	$163	$(81)	$417	$(49)

Available-for-sale securities
Financing revenue	$(3)	$(2)	$(9)	$(2)
Selling, general and administrative expense	64	(183)	86	76
Total before tax	61	(185)	77	74
Income tax provision (benefit)	15	(45)	20	19
Net of tax	$46	$(140)	$57	$55

Pension and postretirement benefit plans
Prior service costs	(49)	(84)	$(159)	$(254)
Actuarial losses	(9,811)	(12,619)	(29,997)	(38,776)
Settlement	(350)	—	(350)	(314)
Total before tax	(10,210)	(12,703)	(30,506)	(39,344)
Income tax benefit	(2,461)	(3,097)	(6,792)	(9,608)
Net of tax	$(7,749)	$(9,606)	$(23,714)	$(29,736)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	9,832	(36,091)	—	(122,122)	(148,381)
Reclassifications into earnings	(417)	(57)	23,714	—	23,240
Net other comprehensive income (loss)	9,415	(36,148)	23,714	(122,122)	(125,141)
Balance at September 30, 2022	$13,218	$(42,397)	$(732,925)	$(143,349)	$(905,453)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2021	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications	3,425	(6,330)	—	(28,924)	(31,829)
Reclassifications into earnings	49	(55)	29,736	—	29,730
Net other comprehensive income (loss)	3,474	(6,385)	29,736	(28,924)	(2,099)
Balance at September 30, 2021	$2,063	$(5,983)	$(821,327)	$(15,983)	$(841,230)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivables and other assets is presented below. See Note 7 for information regarding the allowance for credit losses on finance receivables.

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of year	$29,179	$35,344
Amounts charged to expense	5,361	6,388
Write-offs, recoveries and other	(28,110)	(11,677)
Balance at end of period	$6,430	$30,055

Accounts and other receivables	$5,910	$11,807
Other assets	520	18,248
Total	$6,430	$30,055
Other (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss on debt redemption/refinancing	$—	$3,193	$4,993	$55,576
Insurance proceeds	—	—	—	(3,000)
Gain on sale of businesses, including transaction costs	(8,398)	—	(10,920)	(10,201)
Gain on sale of assets	—	—	(14,372)	(1,434)
Other (income) expense	$(8,398)	$3,193	$(20,299)	$40,941

Other income for the third quarter of 2022 includes a $4 million gain from the sale of Borderfree and a $4 million gain from the receipt of deferred proceeds related to the 2021 sale of a business (see Note 7). In 2022, we also received proceeds of $9 million related to the 2019 sale of a business and recognized a gain of $3 million, received proceeds of $51 million from the sale and leaseback of our Shelton, Connecticut office building, and recognized a gain of $14 million and recognized a loss of $5 million on the early redemption of debt.

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash interest paid	$114,752	$106,942
Cash income tax payments, net of refunds	$16,533	$2,451
Noncash activity
Capital assets obtained under capital lease obligations	$21,665	$25,882

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

Overview

Financial Results Summary - Three and Nine Months Ended September 30:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % Change	2022	2021	Actual % change	Constant Currency % change
Business services	$518,405	$551,384	(6)%	(5)%	$1,667,267	$1,688,860	(1)%	(1)%
Support services	107,642	113,413	(5)%	(3)%	325,619	347,266	(6)%	(5)%
Financing	67,757	71,936	(6)%	(4)%	207,084	223,201	(7)%	(6)%
Equipment sales	83,528	83,234	—%	4%	262,810	256,304	3%	5%
Supplies	37,455	38,211	(2)%	2%	116,761	119,090	(2)%	1%
Rentals	16,127	17,271	(7)%	(4)%	49,810	55,128	(10)%	(8)%
Total revenue	$830,914	$875,449	(5)%	(4)%	$2,629,351	$2,689,849	(2)%	(1)%

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Actual % change	Constant currency % change	2022	2021	Actual % change	Constant currency % change
Global Ecommerce	$354,326	$398,011	(11)%	(10)%	$1,166,623	$1,229,526	(5)%	(4)%
Presort Services	144,824	139,296	4%	4%	444,302	417,041	7%	7%
SendTech Solutions	331,764	338,142	(2)%	1%	1,018,426	1,043,282	(2)%	—%
Total revenue	$830,914	$875,449	(5)%	(4)%	$2,629,351	$2,689,849	(2)%	(1)%

	Segment EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Global Ecommerce	$(34,881)	$(20,950)	(66)%	$(77,402)	$(58,157)	(33)%
Presort Services	20,561	21,062	(2)%	53,044	56,247	(6)%
SendTech Solutions	95,234	98,950	(4)%	295,374	320,541	(8)%
Total Segment EBIT	$80,914	$99,062	(18)%	$271,016	$318,631	(15)%

Revenue decreased 5% (4% at constant currency) in the third quarter of 2022 compared to the prior year due to a decrease in business services revenue primarily driven by lower Global Ecommerce volumes, lower support services revenue driven by a declining meter population and a shift to cloud-enabled products and lower financing revenue. Global Ecommerce revenue decreased 11% (10% at constant currency), Presort Services revenue increased 4% and SendTech Solutions revenue declined 2%, but increased 1% at constant currency.
Segment EBIT in the quarter decreased 18% compared to the prior year period. Global Ecommerce EBIT decreased $14 million primarily due to the decline in revenue and lower margins. Presort Services EBIT decreased $1 million, or 2%, primarily due to higher operating costs. SendTech Solutions EBIT decreased $4 million, or 4% primarily driven by the decline in revenue and lower margins. Refer to Results of Operations section for further information.

Outlook

We earn a larger percentage of our revenue in the fourth quarter as compared to other quarters, primarily because there are higher shipping volumes during the holiday season. We also expect shipping volumes to benefit from new clients gained in the third and fourth quarters of 2022. We believe we are well-positioned to process the holiday shipping volumes due to network optimization and increased productivity driven by the investments we have made in our facilities, automation and management systems. However, certain factors beyond our control could have adverse impacts on the global shipping market, including, but not limited to, reduced consumer spending due to inflation and recessionary factors, adverse changes in labor and transportation markets, including higher fuel costs and other adverse geopolitical developments.
We see market opportunities for our businesses and continue to invest in new solutions and services targeted at these opportunities. This includes investments in our physical networks in Global Ecommerce and Presort Services for greater efficiency and economies of scale, investments in our mailing business around shipping solutions, lockers and expanded financing offerings, and upgrading our technologies and processes across all three segments and Corporate shared services. Our mix of business continues to shift to higher growth, lower margin markets, and while the investments we are making today may put downward pressure on our margins in the near-term, we expect these investments to provide a platform for long-term growth and margin improvements.
On a consolidated basis, we expect revenue (constant currency) in 2022 compared to 2021 to range from a low-single digit percentage decline to low-single digit percentage growth and EBIT to range from a high-single digit percentage decline to a mid-single digit percentage increase. We also expect free cash flow to be positive for the full year 2022.

RESULTS OF OPERATIONS
In this discussion, we refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates from the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides investors with a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate. Where constant currency measures are not provided, the actual change and constant currency change are the same.
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
Effective for 2022, we refined our methodology for allocating transportation costs between Global Ecommerce and Presort Services, resulting in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $3 million and $9 million for the three and nine months ended September 30, 2022, respectively.

REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from business to consumer logistics services for domestic and cross-border delivery, returns and fulfillment.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$354,326	$398,011	(11)%	(10)%	$333,964	$364,375	5.7%	8.5%

	Segment EBIT
	Three Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$(34,881)	$(20,950)	(66)%
Global Ecommerce revenue decreased 11% (10% at constant currency) in the third quarter of 2022 compared to the prior year period driven by an overall decrease in volumes. Cross-border and digital delivery volume declines contributed revenue declines of 5% and 2%, respectively. The sale of Borderfree in the beginning of the third quarter also contributed a 4% decline in revenue.
Gross margin decreased $13 million and gross margin percentage decreased to 5.7% from 8.5% compared to the prior year period. Cross-border gross margin declined $14 million due to the decline in volumes and the loss of $6 million of gross margin in the prior year period from Borderfree. Cross-border gross margin for the third quarter of 2022 benefited from lower transportation costs of $9 million due in part to the revised transportation cost allocation methodology. Digital delivery gross margin declined $5 million also due to the decline in volumes. Domestic parcel delivery services gross margin increased $6 million compared to the prior year quarter; however, the prior year period included an $8 million charge reflecting the estimated cost of a price assessment.
Segment EBIT loss for the third quarter of 2022 increased $14 million to a loss of $35 million compared to a loss of $21 million in the prior year period primarily due to the decline in gross margin.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$1,166,623	$1,229,526	(5)%	(4)%	$1,058,457	$1,122,031	9.3%	8.7%

	Segment EBIT
	Nine Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$(77,402)	$(58,157)	(33)%
Global Ecommerce revenue decreased 5% (4% at constant currency) in the first nine months of 2022 compared to the prior year period due primarily to lower volumes, partially offset by pricing actions. Cross-border and digital delivery services volumes contributed revenue declines of 7% and 2%, respectively, which were partially offset by domestic parcel delivery services contributing revenue growth of 4% due to pricing actions.
Gross margin was consistent with the prior year and gross margin percentage increased to 9.3% from 8.7% compared to the prior year period. Domestic parcel delivery services gross margin increased $34 million over the prior year due to pricing actions, improved warehouse productivity and an $8 million prior year charge reflecting the estimated cost of a price assessment. Cross-border gross margin declined $26 million compared to the prior year period primarily due to the decline in volumes driven by the strengthening of the U.S. dollar, and a decline of $15 million from Borderfree, driven in part to the sale of this business on July 1, 2022. Digital delivery services gross margin declined $8 million compared to the prior year period primarily due to the decline in volumes and revenue.
Segment EBIT loss for the first nine months of 2022 increased $19 million to a loss of $77 million compared to a loss of $58 million in the prior year period, due to higher operating expenses of $20 million primarily driven by higher credit card fees of $9 million, higher employee-related expenses of $7 million and higher credit loss provision of $3 million.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$144,824	$139,296	4%	4%	$107,789	$103,194	25.6%	25.9%

	Segment EBIT
	Three Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$20,561	$21,062	(2)%
Presort Services revenue increased 4% in the third quarter of 2022 compared to the prior year period. The processing of First Class Mail and Marketing Mail contributed revenue growth of 3% and 1%, respectively, primarily due to the impact of pricing actions.
For the third quarter of 2022, gross margin increased $1 million and gross margin percentage was relatively unchanged compared to the prior year period. Segment EBIT decreased slightly compared to the prior year period. Gross margin and segment EBIT were adversely impacted by lower volumes but these impacts were substantially offset by pricing actions and productivity improvements.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$444,302	$417,041	7%	7%	$343,745	$315,368	22.6%	24.4%

	Segment EBIT
	Nine Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$53,044	$56,247	(6)%

Presort Services revenue increased 7% in the first nine months of 2022 compared to the prior year period. The processing of First Class Mail and Marketing Mail contributed the majority of revenue growth of 4% and 2%, respectively, primarily due to the impact of pricing actions.
Gross margin decreased $1 million and gross margin percentage declined to 22.6% from 24.4%. Segment EBIT decreased $3 million, or 6% in the first nine months of 2022 compared to the prior year period. Gross margin and segment EBIT were impacted by higher transportation costs of $20 million driven by increased demand, higher fuel costs and higher allocated costs due to the revised transportation cost allocation methodology, and higher labor costs of $7 million. The impact of these higher costs has been partially offset through higher revenue driven by pricing actions and productivity improvements.

SendTech Solutions
SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$19,255	$14,077	37%	38%	$10,668	$4,610	44.6%	67.3%
Support services	107,642	113,413	(5)%	(3)%	36,357	37,849	66.2%	66.6%
Financing	67,757	71,936	(6)%	(4)%	13,692	11,710	79.8%	83.7%
Equipment sales	83,528	83,234	—%	4%	60,125	62,182	28.0%	25.3%
Supplies	37,455	38,211	(2)%	2%	10,470	10,704	72.0%	72.0%
Rentals	16,127	17,271	(7)%	(4)%	6,211	6,480	61.5%	62.5%
Total revenue	$331,764	$338,142	(2)%	1%	$137,523	$133,535	58.5%	60.5%

	Segment EBIT
	Three Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$95,234	$98,950	(4)%
SendTech Solutions revenue decreased 2%, but increased 1% at constant currency, in the third quarter of 2022 compared to the prior year period. Support services revenue declined 5% (3% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products. Financing revenue declined 6% (4% at constant currency) primarily due to lower lease extensions as more clients are deciding to lease new equipment rather than extend leases on existing equipment. Partially offsetting these decreases, business services revenue increased 37% (38% at constant currency) primarily due to growth in subscription services.
Gross margin decreased $10 million and gross margin percentage decreased to 58.5% from 60.5%, primarily due to declines in financing and support services revenue which have high gross margins. Segment EBIT decreased $4 million, or 4%, due to the decrease in gross margin, partially offset by lower operating expenses of $6 million, due to employee-related expenses, professional fees and credit loss provision each declining $2 million.

	Revenue				Cost of Revenue		Gross Margin
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$56,342	$42,293	33%	34%	$30,408	$16,925	46.0%	60.0%
Support services	325,619	347,266	(6)%	(5)%	110,658	111,172	66.0%	68.0%
Financing	207,084	223,201	(7)%	(6)%	37,827	35,369	81.7%	84.2%
Equipment sales	262,810	256,304	3%	5%	186,798	185,474	28.9%	27.6%
Supplies	116,761	119,090	(2)%	1%	32,901	32,383	71.8%	72.8%
Rentals	49,810	55,128	(10)%	(8)%	18,879	18,940	62.1%	65.6%
Total revenue	$1,018,426	$1,043,282	(2)%	—%	$417,471	$400,263	59.0%	61.6%

	Segment EBIT
	Nine Months Ended September 30,
	2022	2021	Actual % change
Segment EBIT	$295,374	$320,541	(8)%

SendTech Solutions revenue decreased 2% (flat at constant currency) in the first nine months of 2022 compared to the prior year period. Support services revenue declined 6% (5% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products. Financing revenue declined 7% (6% at constant currency) primarily due to lower lease extensions as more clients are deciding to lease new equipment rather than extend leases on existing equipment. Partially offsetting these decreases, business services revenue increased 33% (34% at constant currency) primarily due to growth in subscription services.
Gross margin for the first nine months of 2022 decreased $42 million and gross margin percentage decreased to 59% from 61.6%, primarily due to declines in financing and support services revenue which have high gross margins. Segment EBIT decreased $25 million, or 8%, due to the decline in gross margin, partially offset by lower operating expenses of $14 million, due in part, to lower employee-related expenses, lower professional fees, lower credit loss provision and other cost savings.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Actual % change	2022	2021	Actual % change
Unallocated corporate expenses	$42,908	$49,176	(13)%	$141,537	$162,957	(13)%

Unallocated corporate expenses decreased $6 million in the third quarter of 2022 and $21 million in the first nine months of 2022 as compared to the prior year periods primarily due to lower variable compensation expense.

CONSOLIDATED EXPENSES

Selling, general and administrative
SG&A expense for the third quarter of 2022 declined $15 million compared to the prior year period, primarily due to lower variable compensation expense of $8 million, lower professional fees of $5 million and lower credit loss provision of $2 million. SG&A expense for the first nine months of 2022 declined $20 million compared to the prior year period, primarily due to lower variable compensation expense of $24 million and lower professional fees of $4 million, partially offset by higher credit card fees of $9 million.
Research and development (R&D)
R&D expense for both the third quarter and first nine months of 2022 declined $1 million compared to the prior year periods.

Restructuring charges
Restructuring charges, consisting of costs for employee severance and facility closures, were $4 million for the third quarter and $13 million for the first nine months of 2022. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Other (income) expense
Other (income) expense for the third quarter of 2022 includes a $4 million gain from the sale of Borderfree and a $4 million gain from the receipt of deferred proceeds related to the 2021 sale of a business. Other (income) expense for the first nine months of 2022 also includes a $14 million gain from the sale of our Shelton, Connecticut office building, a $3 million gain from the 2019 sale of a business and a charge of $5 million from the early redemption of debt. See Notes 7, 10 and 16 to the Condensed Consolidated Financial Statements for further information.

Income taxes
The effective tax rate for the three and nine months ended September 30, 2022 was 45.8% and 5.6%, respectively. See Note 12 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2022, we had cash, cash equivalents and short-term investments of $607 million, which includes $152 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2022	2021	Change
Net cash from operating activities	$9,229	$216,174	$(206,945)
Net cash from investing activities	16,391	(111,686)	128,077
Net cash from financing activities	(136,180)	(291,849)	155,669
Effect of exchange rate changes on cash and cash equivalents	(25,273)	(4,940)	(20,333)
Change in cash and cash equivalents	$(135,833)	$(192,301)	$56,468
Operating Activities
Cash flows from operating activities in 2022 declined $207 million compared to the prior year period. This decline was driven in part by lower collections of accounts receivable in 2022 compared to 2021 as we began 2022 with less receivables available for collection compared to the beginning of 2021. Also contributing to lower cash flows was increased payments of accounts payable and employee payroll due to timing, higher income tax payments, higher interest payments due to increases in variable rates, a postage payment in 2022 related to a 2021 volume-related vendor price adjustment and higher inventory levels built up in 2022 in anticipation of future demand and to mitigate against supply chain risks.
Investing Activities
Cash flows from investing activities for 2022 increased $128 million compared to the prior year driven by higher proceeds from the sale of businesses and assets of $131 million primarily due to the sale of Borderfree ($93 million) and our Shelton, CT office building ($51 million) and lower capital expenditures of $43 million. These improvements were partially offset by payments of $49 million for the settlement of foreign currency exchange contracts. We enter into foreign currency exchange contracts with third-parties to offset the earnings volatility caused by changes in foreign currency exchange rates and the revaluation of intercompany loans denominated in a foreign currency. Although there is minimal impact to our reported earnings, the settlement of these derivative contracts result in cash outflows or inflows.
Financing Activities
Cash flows from financing activities for 2022 improved $156 million compared to the prior year primarily due to lower net repayments of debt of $121 million and lower premiums and fees paid to refinance debt of $45 million, partially offset by $13 million of common stock repurchases.

Financings and Capitalization
During 2022, we have reduced debt by $113 million, primarily from the redemption of the remaining $90 million of outstanding April 2023 notes and scheduled term loan repayments of $18 million. The April 2023 notes were redeemed in March and a $5 million pre-tax loss was recognized.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At September 30, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility.
The PB Bank (the Bank), a wholly owned subsidiary, has become a member of the Federal Home Loan Bank (FHLB) of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of September 30, 2022, the Bank had yet to apply for any advances.

Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2022, we have entered into real estate and equipment leases with aggregate payments of $104 million and terms ranging from three to seven years that have not commenced. Most of these leases are expected to commence in the fourth quarter of 2022 and some into 2023.
At September 30, 2022, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
The goodwill balance related to the Global Ecommerce reporting unit at September 30, 2022 was $339 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2022.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2021 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. There were no purchases of our common stock during the three months ended September 30, 2022. We have remaining authorization to purchase up to $3 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
2.1	Equity Purchase Agreement, dated as of June 20, 2022, among Pitney Bowes International Holdings, Inc., Pitney Bowes Holdings Limited, Global-e UK LTD., Global-e US Inc. and Global-E Online Ltd (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on June 21, 2022)	2.1
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10.1	Second Amendment to the Credit Agreement, dated as of May 11, 2022, among Pitney Bowes Inc., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	November 4, 2022

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)