Form 10-K
period 2022-12-31
PITNEY BOWES INC /DE/
filed 2023-02-17
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022    Commission file number: 1-3579
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $628 million based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2023, there were 174,184,551 outstanding shares of common stock, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed within 120 days after our fiscal year end in connection with the Annual Meeting of Stockholders, are incorporated by reference in Part III of this Form 10-K.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. While conditions related to the COVID-19 pandemic have improved, the pandemic continues to be dynamic, and near-term challenges across the economy remain; and the effects that they may have on our, and our clients' businesses remain uncertain. Other factors which could cause future financial performance to differ materially from expectations include, without limitation:

•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, to the company, our clients and retail consumers
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•changes in labor and transportation availability and costs
•the impacts on our cost of debt due to recent increases in interest rates and the potential for future interest rate hikes
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•our success at managing customer credit risk
•changes in tax laws, rulings or regulations
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks
•our success at managing relationships and costs with outsource providers of certain functions and operations
•changes in banking regulations or the loss of our Industrial Bank charter
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in this Annual Report.

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

Business Segments
Global Ecommerce
Domestic parcel services offers retailers a parcel delivery and returns network for end consumers. We operate numerous domestic parcel sortation centers connected by a nationwide transportation network, enabling us to pick up parcels from retailer distribution centers and move them through our physical network. We also offer fulfillment services, providing pick, pack and ship services for clients through four fulfillment centers co-located within four of our larger parcel sortation centers to facilitate same-day entry into our parcel delivery network.
Cross-border services offers a range of services for our clients to choose from to manage their international shopping and shipping experience. Our proprietary technology enables global tracking and logistics services; calculates duty, tax and shipping costs at checkout; enables multi-currency pricing, payment processing and fraud management; ensures compliance with product restrictions and produces all documentation requirements to meet export complexities and customs clearance.
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

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First-Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal workshare discounts. In 2022, we processed over 16 billion pieces of mail through our network of operating centers throughout the United States. Using our fully-customized proprietary technology, we provide clients with end-to-end solutions from pick up to delivery into the postal system network, expedited mail delivery and optimal postage savings.

Sending Technology Solutions (SendTech Solutions)
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
Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer our clients in the United States a revolving credit solution that enables them to purchase postage, services and supplies and an interest-bearing deposit solution to clients who prefer to prepay postage. Additionally, we offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital. We provide revolving credit solutions to clients in Canada and the U.K. that enable them to make meter rental payments and purchase postage, services and supplies.
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
A summary of the competitive environment for each of our segments is as follows:

Global Ecommerce
The domestic parcel services and cross-border solutions market includes competitors of various sizes, including companies and national posts with greater financial resources than us. Some of these competitors specialize in point solutions or freight forwarding services, are full-service ecommerce business process outsourcers and online marketplaces with international logistic support, or major global delivery services companies. We also face competition from companies that can offer both domestic and cross-border solutions in a single package which creates pricing leverage. The principal competitive factors include speed of delivery, price, ease of integration and use, innovative services, reliability, functionality and scalability. We compete based on the accuracy, reliability and scalability of our platform and logistics services, our ability to provide clients and their customers a one-stop full-service ecommerce experience and the ability to provide a more customized shipping solution than some of the larger competitors in the industry.
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

Third-Party Suppliers
Our SendTech Solutions segment depends on third-party suppliers and outsource providers for a variety of services and product components and the hosting of our SaaS offerings. Our Global Ecommerce and Presort Services segments rely on third party suppliers to help equip our facilities, provide warehouse support and assist with our logistical operations. All of our businesses and corporate functions depend on third-party providers for a variety of data analytics, sales, reporting and other functions. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. We have risk mitigation programs to monitor conditions affecting our suppliers' ability to fulfill expected commitments. We believe that our available sources for services, components, supplies, logistics and manufacturing are adequate.

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

Human Capital
Employee Profile
We have approximately 11,000 employees, with 81% located in the United States. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet fluctuating demand.
We seek to create a high-performance culture that will drive and sustain enhanced value for all our stakeholders. To attract, retain and engage the talent needed, we provide competitive compensation and strive to maintain a diverse, inclusive and safe workplace, with equitable opportunities for growth and development. Our compensation programs are designed to reward performance and contribution. We regularly assess the business environments and labor markets in the areas we operate to ensure our compensation programs reflect best practices and are market competitive. Depending on position and level, elements of our compensation packages include base salary or wages, variable compensation based on individual and company objectives and equity. We provide a competitive benefits package fostered on work/life balance, including medical, dental, life and disability insurance, and benefits that provide additional support for our employees’ mental, physical, financial and social well being.

Diversity and Inclusion
Maintaining a diverse workforce and an inclusive environment is critical to our success and we view diversity and inclusion as a competitive differentiator that helps us attract, grow, engage and retain the best talent. We celebrate a rich mix of countries, cultures, ages, races, ethnicities, gender identities, sexual orientation, abilities, and perspectives that showcase our humanity, differentiate us as individuals and enhance our businesses. Our global workforce is comprised of over 43% women and 35% of our global managers are women. Our U.S. population is nearly 50% people of color and 36% of our U.S. managers are people of color.
We continue to increase diversity and inclusion awareness throughout our company through enhancements and improvements to our talent acquisition processes, cultural awareness training and the creation of allies and mentors to help advance diversity and inclusion in our workforce.

Employee Engagement and Development
We are committed to creating a culture where our employees feel supported and valued. We offer our employees many opportunities to advance their skills, learn new skills and achieve career goals through virtual and in-person development and training programs, professional development initiatives, experiential learning, mentoring and coaching programs and inclusion networks.
Through multiple platforms, we offer employees and candidates varied opportunities to find development opportunities and stay informed about key changes to our business. We also conduct an independent annual employee engagement survey with demonstrated high levels of employee participation. We benchmark our results against our previous year’s performance, as well as against an external database of high-performing organization, with a particular focus on our strategic enablers and implement changes where possible and financially prudent. Each year, we consider the feedback from employees, enhancing our relationship with them.

Health and Safety
We are committed to providing a safe workplace that protects against and limits personal injury and environmental harm. Through regular evaluations of site safety performance, sharing of successes, and creating projects to engage employees in safety improvements, we identify risks, provide guidance and training, review and learn from accidents, and reduce injuries. We also report monthly to both local site management and senior leadership on safety metrics, trends, risks and regulatory activity. Through these efforts and employee engagement, we have experienced seen significant improvements in our total recordable cases and total recordable incident rates since 2019.
Since the inception of the COVID-19 pandemic, we implemented numerous protocols, policies and process changes in our warehouses and offices to ensure the health and safety of our employees, suppliers and the surrounding communities. All our offices and facilities are open to employees; however, we have adopted a flexible workplace strategy in our offices, allowing employees that can work remotely the opportunity to continue to do so. For those employees that report to an office or facility, we continue to place an emphasis on maintaining a high level of performance while ensuring a safe work environment.

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

Information About Our Executive Officers

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	61	President and Chief Executive Officer	2012
Daniel J. Goldstein	61	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Christoph Stehmann	60	Executive Vice President, International Sending Technology Solutions	2016
Jason C. Dies	53	Executive Vice President and Group Executive (1)	2017
Gregg Zegras	55	Executive Vice President and President, Global Ecommerce	2020
Ana Maria Chadwick	51	Executive Vice President and Chief Financial Officer	2021
James Fairweather	51	Executive Vice President, Chief Innovation Officer	2021
(1) Effective January 3, 2023, Mr. Dies was named Executive Vice President and Group Executive. Prior to this, he was Executive Vice President and President, Sending Technology Solutions.

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
Ms. Chadwick joined the company as Executive Vice President and Chief Financial Officer in January 2021. Prior to joining the company, Ms. Chadwick was employed at GE Capital as President and CEO of GE Capital Global Legacy Solutions. Ms. Chadwick spent over 20 years at GE Capital, where she held several executive positions, including Controller of GE Capital Americas and CFO at GE Capital Energy Financial Services.
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

Mailing and Shipping Industry Risks
The financial condition of the USPS, or the national posts in our other major markets, has affected, and could, in the future affect, the ability of those posts to provide services to us or our clients, which could adversely affect client demand for our offerings and thus our financial performance.
We are dependent on financially viable national posts in the geographic markets where we operate, particularly in the United States. A significant portion of our revenue depends upon the ability of these posts, especially the USPS, to provide competitive mail and package delivery services to our clients and the quality of the services they provide. Their ability to provide high quality service at affordable rates in turn depends upon their ongoing financial strength. Although Congress provided the USPS a measure of relief with the enactment of the Postal Service Reform Act of 2022, the USPS, and national posts in our other major markets, still face financial challenges. If these challenges interfere with these posts’ ability to continue to provide the services they currently provide, our financial performance may be adversely affected.

Our ability to compete in the package shipping market in the United States depends upon certain contractual relationships we have with the USPS and the successful performance of those services.
The USPS is our primary provider for the “last mile” component of our parcel delivery services in the United States. This represents a significant component of our cost in offering these services. If we are unable to receive competitive pricing from the USPS or take advantage of lower cost USPS options, our ability to compete with private carriers and achieve profitable revenue growth may be adversely affected. Our digital delivery options also depend upon certain contractual relationships with the USPS to enable us to offer these services profitably, and the USPS has adjusted the terms of those contracts in the past. Should the USPS make additional changes to how it contracts with us for this service, our profitability could be adversely affected. The quality of service we provide to our clients also depends upon the quality of delivery services received from the USPS. As the ecommerce market continues to evolve, and as the USPS implements changes to its network, if the USPS’ service performance is materially worse than that of the private carriers, we may lose clients to competition and our financial performance may be adversely affected.

We are subject to postal regulations and processes, which could adversely affect our financial performance.
A significant portion of our business is subject to regulation and oversight by the USPS, posts in other major markets, and the governmental bodies that regulate the posts themselves. These postal authorities have the power to regulate some of our current products and services and to establish guidelines for postage rates. They also must approve many of our new or future product and service offerings before we can bring them to market. If our new or future product and service offerings are not approved or there are significant conditions to approval, favorable postage rates are reversed, regulations on our existing products or services are changed, if posts utilize their position in the market or their role as product regulator to limit competition in areas where the posts themselves offer solutions, or if we fall out of compliance with the posts’ regulations, our financial performance could be adversely affected.

If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our financial performance could be adversely affected.
Traditional mail volumes have declined and continue to decline and impact our current and future financial results, primarily within our SendTech Solutions and Presort Services segments. An accelerated or sudden decline could result from one or more of the following factors: changes in communication technologies and their use; changes in frequency and quality of mail delivery from national posts; legislation incentivizing alternative means of communication, burdening mail, or limiting how the mail be used; or pandemics or other external events affecting physical mail delivery. If we are not successful at meeting the continuing challenges faced in our mailing business, or if physical mail volumes were to experience an accelerated or sudden decline, our financial performance could be adversely affected.

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
The markets for our products and services in each of our segments are highly competitive. In our Global Ecommerce segment, we face competition from full-service ecommerce business process outsourcers, online marketplaces, freight forwarders, posts, and major global delivery services companies, including those that can offer both domestic and cross-border solutions in a single package. Our digital delivery business competes with technology providers ranging from large, established companies and national posts to smaller companies offering negotiated carrier rates. If we cannot compete successfully in these markets with, among other things, speed of delivery, price, reliability, functionality and scalability of our platform and logistic services and ease of integration and use, we may lose clients, incur additional costs and suffer from reduced margins, and the financial results of the segment may be adversely affected. Our Presort Services segment faces competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services and large volume mailers that have sufficient volumes and the capability to presort their own mailings in-house and could use excess capacity to offer presort services to others. If we are not able to effectively compete on price, innovative service, delivery speed, tracking and reporting, we may lose clients and the financial results of the segment may be adversely affected. Our Sending Technology Solutions segment faces competition from other mail equipment and solutions providers, companies that offer products and services as alternative means of message communications and those that offer online shipping and mailing products and services solutions. In addition, our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. If we are not able to differentiate ourselves from our competitors or effectively compete with them, the financial results of the segment may be adversely affected.

The evolution of our businesses to more digital and shipping-related services has resulted in a decline in our overall profit margins. If we cannot increase our volumes while at the same time reduce our costs, our overall profitability could be adversely affected.
As our businesses shift to more digital and shipping-related services, the relative revenue contribution from our shipping-related offerings now exceeds that of the revenue from our mailing-related offerings. We expect the revenue contribution from shipping-related services to continue to grow; however, profit margins on these services are lower than those for our mailing-related offerings. As a result, we need to achieve higher dollars of revenue to generate the same dollars of profit that we generate in our mailing businesses. Accordingly, if we cannot continue to grow package volumes, gain additional economies of scale through increasing volumes, lowering our cost per piece and in turn, improve margins and profitability, our short and long-term financial performance may be adversely affected.

Seasonality of the Global Ecommerce segment, unexpected declines in consumer demand or the performance of our retail customers, or unexpected spikes in the costs of labor or transportation, especially during the fourth quarter, could adversely affect our overall performance.
Our Global Ecommerce segment derives the majority of its revenue from retail clients. The retail industry is subject to cyclical trends in consumer sentiment and spending habits that are affected by many factors, including prevailing economic conditions, recession or fears of recession, inflation, exchange rates, unemployment levels, pandemics, or geopolitical events. Our retail clients are also dependent on third party suppliers to provide them with either raw materials or finished goods to meet the demands of their clients. This segment also relies upon the availability of labor and transportation at a reasonable cost and unexpected increases in these costs due to higher demand or other macroeconomic factors (which have occurred in the past) could also impact the financial results of Global Ecommerce. Further, Global Ecommerce's financial results are highly dependent on its performance in the fourth quarter, so if any of these risk factors come to pass in that quarter, impact on the segment's performance could be more significant than other points in the year.

The loss of any of our largest clients in our Global Ecommerce segment could adversely affect the financial performance of that segment.
The Global Ecommerce segment receives a large portion of its revenue from a relatively small number of clients and business partners. If any of these larger clients or business partners leave our network or reduce their use of our services, which has occurred in the past, and we are unable to replace that lost volume, it could have a material adverse effect on the revenue and profitability of the segment.

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
Our SendTech Solutions segment relies on third-party suppliers for services and components for our mailing equipment, spare parts, supplies and services and for the hosting of our SaaS offerings. We also rely on third-party suppliers to help us equip our Presort and Ecommerce facilities and to provide us with services related to some of our operations and productivity initiatives. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because of advantages in quality, price or lack of alternative sources. During the past few years, like many other companies, we and our suppliers experienced supply chain interruptions and increased supply costs, due to, among other things, lockdowns associated with COVID-19, disruptions in the container transportation market, volatility in the semiconductor industry, shortage of raw materials such as rubber and resin, threats of rail strikes, rising inflation and geopolitical instability. Although our 2022 financial results were not significantly impacted, these factors, at times, caused us to experience longer wait times for supplies or increased costs. If these supply chain constraints were to worsen or, if other unknown events cause our suppliers to not be able to provide their services, components or equipment to us in a timely manner, or, if the quality of the goods or services received were to deteriorate, our relationship with certain suppliers were to be terminated, or if the costs of using these third parties were to continue to increase and we were not able to find alternate suppliers, we could lose clients, incur significant disruptions in manufacturing and operations and increased costs (including higher freight and re-engineering costs) and delay automation and productivity initiatives in our warehouses.

Fluctuations in transportation costs or disruptions to transportation services in our Global Ecommerce or Presort Services segments could adversely affect client satisfaction or our financial performance.
In addition to our reliance on the USPS, our Global Ecommerce and Presort Services segments rely upon independent third-party transportation service providers to transport a significant portion of our parcel and mail volumes. Some of our providers may also be our competitors. The use of these providers is subject to risks, including our ability to negotiate acceptable terms, increased competition during peak periods, capacity issues, performance problems, extreme weather, natural or man-made disasters, pandemics, increased fuel costs, labor shortages or disputes and other unforeseen difficulties. Given our continued reliance upon these providers, any disruption to the timely supply of these services for any reason, any future unforeseen disruptions affecting these providers, any dramatic increase in the cost of these services or any deterioration of the performance of these services (each of which we have experienced, at times),have adversely affected or could adversely affect client satisfaction and our financial performance.

Our business depends on our ability to attract, retain, and engage with, employees at a reasonable cost to meet the needs of our business and to consistently deliver highly differentiated, competitive offerings.
The rapid growth of the ecommerce industry has resulted in intense competition for employees in the shipping, transportation, and logistics industry, including drivers and warehouse employees. At times, both our Global Ecommerce and Presort Services segments have experienced increased demand and competition for labor, especially for our warehouses, driving up costs. We supplement our workforce with contingent hourly workers from staffing agencies on an as-needed basis; however, if we experience labor shortages, do not effectively manage our use of contingent workers, or if our staffing agencies chose to terminate their relationship with us and we cannot find alternative providers, it could result in increased costs and adversely affect our operations. Moreover, given the nature of our Global Ecommerce and Presort Services employee base, if we cannot continue to maintain good relationships with those employees resulting in employee dissatisfaction and turnover, our operating costs could significantly increase, and our operational flexibility could be significantly reduced.

There is also significant competition for the talent needed for research and development of new products and services and talent needed to sell and service our other products and services within all our business units. Increased competition for employees has resulted in higher costs for wages and other benefits necessary to attract and retain employees with the right skill sets. Additional labor costs which may also impact our business include those triggered by regulatory actions; increased health care and workers’ compensation insurance expenses; and costs associated with the health and safety of our employees.

Difficulty in obtaining and protecting our intellectual property, and the risks of infringement claims by others may negatively impact our financial performance.
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
•difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and integrating financial reporting and other IT systems;
•the loss of key employees or clients of businesses acquired or divested;
•significant charges for employee severance and other restructuring costs, legal, accounting and financial advisory fees;
•reducing fixed costs previously associated with divested businesses; and
•possible goodwill and asset impairment charges as divestitures and changes in our business model may adversely affect the recoverability of certain long-lived assets and valuation of our operating segments.

Our capital investments to develop new products and offerings or expand our current operations may not yield the anticipated benefits.
We made and are continuing to make significant capital investments in new products, services, and facilities. If we are not successful in these new product or service introductions at the levels anticipated when making the investments, or our investments in facilities do not yield the expected productivity improvements, there may be an adverse effect on our financial performance.

Cybersecurity and Technology Risks
Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we or our suppliers are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.
We depend on the security of our and our suppliers' information technology systems to support numerous business processes and activities, to service our clients, and to enable consumer transactions and postal services. There are numerous cybersecurity risks to these systems, including individual and group criminal hackers, industrial espionage, denial of service attacks, ransomware and malware attacks, attacks on the software supply chain, and employee errors and/or malfeasance. The risk of cyberattacks has increased in the past year by cyberwarfare in connection with the ongoing Russia/Ukraine conflict, including proliferation of malware from the conflict into systems unrelated to the conflict. These cyber threats are constantly evolving, thereby increasing the difficulty of preventing, detecting, and successfully defending against them. Successful breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, all of which could adversely affect our financial performance. Cybersecurity breaches could result in financial liability to other parties, governmental investigations, regulatory enforcement actions and penalties, and damage to our brand and reputation. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

We have security systems, procedures, and business continuity plans in place and require our suppliers to have them as well. These security systems, procedures, and business continuity plans are designed to ensure the continuous and uninterrupted performance of our information technology systems, protect against unauthorized access to information or disruption to our services, and minimize the impact of, and the time to detect, respond, and recover from a breach should one occur. Despite the protections we have in place, we have suffered cyber-events in the past, like the 2019 and 2020 ransomware attacks that were previously discussed in Item 7 of our Annual Reports for the periods ended December 31, 2019 and December 31, 2020.. In response to these attacks, as well as the constantly evolving cyber threat landscape, we continually implement and update measures to enhance our cybersecurity protections and minimize the impact of any future attack. None of these systems are fool proof and like all companies, intrusions will occur, and have occurred, from time to time. Our goal is to prevent meaningful incursions and minimize the overall impact of those that occur.

Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
Our businesses use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, clients, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting. In addition, new laws may add a broad array of requirements on how we handle or use information and increase our compliance obligations. For example, the European Union greatly increased the jurisdictional reach of European Law by enacting the General Data Protection Regulation (GDPR), which, among other things, enhanced an individual’s rights with respect to their information. However, ongoing litigation in the European Union on how to comply with GDPR requirements continues to create uncertainty in how to demonstrate compliance, and the outcome of these cases could impact how companies do business in the European Union. In the United States, several states have enacted different laws regarding personal information and privacy that impose significant new requirements on consumer personal information. In some instances (e.g., California), these laws also expand the definition of consumer personal information to include information related to employees and business contacts. Other countries or states may enact laws or regulations in the future that have similar or additional requirements. Although we continually monitor and assess the impact of these laws and regulations, and continually update our systems to protect our data and comply with these laws, their interpretation and enforcement are uncertain, subject to change, and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could include substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and financial performance.

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

Macroeconomic and General Regulatory Risks
Periods of difficult economic conditions, other macroeconomic events, or a public health crisis, such as the ongoing global COVID-19 pandemic, could adversely affect our business.
Our operations and financial performance are impacted by the economic conditions in the United States and the other countries where we and our clients do business. Any significant or perceived weakening of these economies, reduction in business confidence or change in business or consumer spending habits, concerns of a domestic or global recession, rising inflation or interest rates, limited availability of credit, or other macroeconomic events, not within our control, may reduce our client’s demand for shipping and mailing products and services (especially in our Global Ecommerce business, which is subject to cyclical trends in consumer sentiment and spending habits) and thus, negatively affect our financial performance. These economic conditions, at times, have arisen and can arise suddenly, and the duration and full impact of such conditions can be difficult to predict. Moreover, while our financial results for the fiscal year 2022 were not significantly impacted by the COVID-19 pandemic, due to variants of the virus that continue to appear, COVID-19, or the emergence of another public health crisis, could also adversely impact our business, financial condition, and results of operations.

Future credit rating downgrades or capital market disruptions could adversely affect our ability to maintain adequate liquidity, provide competitive financing services and to fund various discretionary priorities.
We provide competitive finance offerings and fund discretionary priorities, such as business investments, strategic acquisitions, dividend payments and share repurchases through a combination of cash generated from operations, deposits held at the Bank and access to capital markets. Our ability to access U.S. capital markets and the associated cost of borrowing is dependent upon our credit ratings and is subject to capital market volatility. Given our current credit rating, we may experience reduced financial or strategic flexibility and higher costs when we do access the U.S. capital markets. We maintain a $500 million revolving credit facility that requires we maintain certain financial and nonfinancial covenants.

A significant decline in cash flows, noncompliance with any of the covenants under the revolving credit facility, further credit rating downgrades, material capital market disruptions, significant withdrawals by depositors at the Bank, adverse changes to our industrial loan charter or an increase in our credit default swap spread could impact our ability to maintain adequate liquidity, which could impact our ability to provide competitive finance offerings, repay or refinance maturing debt, and fund other strategic or discretionary activities, which could adversely affect our operational and financial performance.

Changes in tax rates, laws or regulations could adversely impact our financial results.
We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates, assessments and enforcement approaches in the U.S. and various foreign jurisdictions have been and may be subject to significant change. In addition, changes in tax laws including further regulatory developments arising from U.S. tax reform legislation and/or regulations around the world could result in a tax expense or benefit. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (BEPS), are designed as anti-abuse measures, including a global minimum tax. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. These changes could increase our effective tax rate and adversely impact our financial results.

Our Global Ecommerce segment is exposed to increased foreign exchange rate fluctuations.
The sales generated from many of our clients who use our cross-border services are exposed to foreign exchange rate fluctuations. Currently, merchants using our cross-border services are located primarily in the U.S. and the U.K. and a majority of consumers making purchases through these platforms are in a limited number of foreign countries. The current strength of the U.S. Dollar relative to currencies in the countries where we do the most business continues to impact our client’s ability to compete internationally as the cost of similar international products improved relative to the cost of U.S. retailer’s products. This in turn, adversely affected Global Ecommerce’s revenue and profitability during 2022. If the strength of the U.S. dollar continues, or if the British Pound were to strengthen relative to other currencies, our retailers may continue to experience a decrease in international sales volumes, which, in turn would adversely affect this segment’s revenue and profitability.

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

If we do not keep pace with evolving expectations and regulations in the areas of Environmental, Social and Governance (ESG) and address the potential impact of climate change on our costs and operations, our reputation and results of operations may be adversely affected.
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

Shareholder Activism Risks
Our business could be negatively affected as a result of shareholder activism.
We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our board and management in seeking to maintain constructive engagement with certain stockholders will be successful.

The company recently received a notice from Hestia Capital Partners, LP (together with its affiliates, “Hestia”) of Hestia’s intention to nominate seven director candidates for election to our board at our 2023 annual meeting of stockholders. Hestia has also made public statements critical of our board, management and strategy. Responding to Hestia’s actions or potential actions by another activist stockholder could be time-consuming, disrupt our operations and divert the attention of management, our board and our employees. It could also require us to incur substantial legal, communications and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Additionally, perceived uncertainties as to our future direction as a result of activist stockholders or changes to the composition of our board may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist stockholders and cause concern to our current or potential customers, employees, investors, rating agencies, strategic partners and other constituencies, which could result in lost sales and business opportunities, make it more difficult to attract and retain qualified personnel and business partners and adversely impact our ability to access capital markets at reasonable costs. Further, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease numerous facilities worldwide, including administrative offices, fulfillment centers, parcel operations and mail sortation facilities, service locations, data centers and call centers. Our corporate headquarters is located in Stamford, Connecticut.
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
We conduct our research and development activities in facilities located in Noida and Pune, India, Bielsko-Biala, Poland, Austin, Texas and Shelton, Connecticut. Management believes that our facilities are in good operating condition, materially utilized and adequate for our current business needs.

ITEM 3. LEGAL PROCEEDINGS
See Note 16 Commitments and Contingencies for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange (NYSE) under the symbol "PBI". At January 31, 2023, we had 12,394 common stockholders of record.

Share Repurchases
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. During 2022, we repurchased 2.8 million shares of our common stock at an aggregate price of $13 million. We did not repurchase any additional shares of our common stock in 2021 or 2020. At December 31, 2022, we have authorization from our Board of Directors to repurchase up to of $3 million of our common stock.

Stock Performance Graph
Our peer group is comprised of: ACCO Brands Corporation, Bread Financial Holdings, Inc. (formerly Alliance Data Systems Corporation), Avery Dennison Corporation, Cimpress plc, Deluxe Corporation, Diebold Nixdorf, Incorporated, Etsy, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Hub Group, Inc., NCR Corporation, Overstock.com, Inc., Rockwell Automation, Inc., Ryder System, Inc., Schneider National, Inc., The Western Union Company, W.W. Grainger, Inc. and Xerox Holdings Corporation.
The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) SmallCap 600 Composite Index and our peer group over a five-year period assuming the reinvestment of dividends. On a total return basis, a $100 investment on December 31, 2017, in Pitney Bowes Inc., the S&P SmallCap 600 Composite Index and our peer group would have been worth $44, $133, and $111 respectively, on December 31, 2022.
All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P SmallCap 600 Composite Index and our peer group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return to Shareholders
200
150
100
50
2017
2018
2019
2020
2021
2022
Pitney Bowes
S&P SmallCap 600
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
Throughout this discussion, we refer to revenue growth on a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates from the prior period under comparison and is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year's exchange rate. Management believes that excluding the impacts of currency exchange rates provides investors a better understanding of the underlying revenue performance. Where constant currency measures are not provided, the actual change and constant currency change are the same.
Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, goodwill impairment charges and other items not allocated to a business segment. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of our overall consolidated performance and should be read in conjunction with our consolidated results of operations.
A discussion of our financial condition and results of operations for the year ended December 31, 2020, can be found under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.

Overview
Financial Results Summary - Year Ended December 31:

	Revenue
	Years Ended December 31,
	2022	2021	Actual % change	Constant Currency % Change
Business services	$2,249,941	$2,334,674	(4)%	(3)%
Support services	438,191	460,888	(5)%	(3)%
Financing	274,508	294,418	(7)%	(5)%
Equipment sales	354,960	350,138	1%	4%
Supplies	154,186	159,438	(3)%	—%
Rentals	66,256	74,005	(10)%	(9)%
Total revenue	$3,538,042	$3,673,561	(4)%	(3)%

Global Ecommerce	$1,576,348	$1,702,580	(7)%	(7)%
Presort Services	602,016	573,480	5%	5%
SendTech Solutions	1,359,678	1,397,501	(3)%	(1)%
Total revenue	$3,538,042	$3,673,561	(4)%	(3)%

	EBIT
	Years Ended December 31,
	2022	2021	% change
Global Ecommerce	$(100,308)	$(98,673)	(2)%
Presort Services	82,430	79,721	3%
SendTech Solutions	400,909	429,415	(7)%
Total Segment EBIT	$383,031	$410,463	(7)%

Revenue decreased 4% (3% at constant currency) in 2022 compared to 2021 primarily due to a decrease in business services revenue primarily driven by lower Global Ecommerce volumes, lower support services revenue driven by a declining meter population and a shift to cloud-enabled products and lower financing revenue primarily due to lower lease extensions. Global Ecommerce revenue decreased 7%, Presort Services revenue increased 5% and SendTech Solutions revenue declined 3% (1% at constant currency).
Segment EBIT for 2022 decreased 7% compared to 2021. Global Ecommerce EBIT decreased 2%, primarily due to higher operating expenses and a decline in revenue from cross-border services and digital delivery services, partially offset by the increase in domestic parcel delivery services gross margin. Presort Services EBIT increased 3%, primarily due to higher revenue, partially offset by higher transportation costs. SendTech Solutions EBIT decreased 7%, primarily driven by the decline in revenue and lower margins. Refer to Results of Operations section for further information.

Factors Affecting Comparability
Certain transactions and changes occurred during the year that impact the comparability of our 2022 financial results to the prior periods. These transactions and changes include:
•The sale of our Borderfree cross-border ecommerce solutions business (Borderfree);
•A change in the presentation of revenue for digital delivery services primarily related to our Global Ecommerce business from a gross basis to a net basis due to an adjustment in terms of one of our contracts with the USPS; and
•A refinement in the methodology of allocating transportation costs between our Global Ecommerce and Presort Services segments
Effective July 1, 2022, we sold Borderfree, which was reported in our Global Ecommerce segment. Prior year results were not recast to exclude the revenue and expenses from Borderfree. Accordingly, revenue and costs for 2022 include only six months of operations for Borderfree, whereas 2021 includes a full year of operations. Net income of Borderfree was not significant in any period presented.
The change in revenue presentation became effective October 1, 2022. Accordingly, revenue and cost of revenue for certain digital delivery services for the first nine months of 2022 and full year 2021 are reported as business services revenue and cost of business services, respectively, and beginning for the fourth quarter of 2022, the revenue and cost of revenue for these services are reported on a net basis as business services revenue.
The refinement to the methodology of allocating transportation costs between Global Ecommerce and Presort Services resulted in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $10 million in 2022.

Outlook
We expect consolidated revenue growth in 2023 to be flat to a mid-single digit increase, on a comparable basis, and the percentage of EBIT growth to outpace revenue growth, primarily due to an anticipated improvement in profitability in our Global Ecommerce segment.
Within Global Ecommerce, we anticipate growth in Domestic Parcel, partially offset by continued softness in our Cross-border operations. We anticipate Domestic Parcel margin and profit improvements from higher volumes and continued productivity improvements from the investments we made in our facilities and network. In 2022, we saw significant productivity improvements in labor, transportation and warehouse operations and expect further improvements in 2023. We expect our cross-border operations to continue to be adversely impacted by a strong U.S. dollar and headwinds from changes in how certain of our clients may access cross-border services in 2023 compared to 2022.
Within Presort Services, we expect margin and profit improvements from continued productivity improvements driven by our investments in increased automation and facilities consolidation. Revenue is expected to benefit from growth in Marketing Mail and Bound and Packet Mail and from a full year of volumes from our recent acquisitions, which we expect to offset the impact on revenue from the expected decline in First Class Mail volumes.
In SendTech Solutions, we expect revenue growth from new products and our cloud-enabled shipping solutions to partially offset an expected decline in mailing related revenues. We expect a stabilization in financing revenue due to new product offerings and an increasing finance receivable portfolio. Overall segment margins are expected to remain strong.
Certain factors beyond our control could have adverse impacts on our 2023 results including, but not limited to, reduced consumer spending due to inflationary pressures and rising prices, higher interest rates, a slow-down in economic activity, higher fuel and transportation costs and other adverse geopolitical developments. Inflationary pressures and rising prices could put increase pressure on wages, particularly warehouse and transportation employees, and result in higher component costs. Higher fuel and freight costs could also adversely impact our operations. We expect that interest expense for 2023 will be about $30 million higher due to the recent increases in interest rates and additional increases anticipated in 2023.

RESULTS OF OPERATIONS
REVENUE AND SEGMENT EBIT
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border solutions and digital delivery services.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$1,576,348	$1,702,580	(7)%	(7)%	$1,440,807	$1,577,628	8.6%	7.3%

	Segment EBIT
	Years Ended December 31,
	2022	2021	Actual % change
Segment EBIT	$(100,308)	$(98,673)	(2)%
Global Ecommerce revenue decreased 7% in 2022 compared to 2021. The sale of Borderfree and the change in revenue presentation each contributed a revenue decline of 2%. Lower cross-border services volumes contributed a revenue decline of 5% and lower digital delivery services contributed a revenue decline of 2% compared to the prior year. Offsetting these declines, domestic parcel delivery services contributed revenue growth of 5% compared to the prior year due to pricing actions.
Gross margin increased $11 million in 2022 compared to 2021 and gross margin percentage increased to 8.6% from 7.3% compared to the prior year. Domestic parcel delivery services gross margin increased $59 million over the prior year due to pricing actions, improved warehouse productivity and a $14 million prior year charge reflecting the estimated cost of a price assessment. Cross-border gross margin declined $33 million compared to the prior year period primarily due to the decline in volumes driven by a strong U.S. dollar and the loss of $21 million of gross margin due to the sale of Borderfree. Digital delivery services gross margin declined $18 million compared to the prior year period primarily due to the decline in volumes and revenue.
Segment EBIT for 2022 was a loss of $100 million compared to a loss of $99 million in 2021. The slight increase in loss was driven by higher operating expenses of $12 million primarily due to higher employee-related expenses, which more than offset the increase in gross margin of $11 million.

Presort Services
Presort Services includes revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$602,016	$573,480	5%	5%	$454,923	$431,382	24.4%	24.8%

	Segment EBIT
	Years Ended December 31,
	2022	2021	Actual % change
Segment EBIT	$82,430	$79,721	3%
Presort Services revenue increased 5% in 2022 compared to 2021. The processing of First Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter contributed revenue growth of 3%, 1%, and 1%, respectively, primarily due to the impact of pricing actions.

Gross margin increased $5 million and segment EBIT increased $3 million, or 3% in 2022 compared to 2021 primarily due to higher revenue from pricing actions and productivity improvements driven by investments in automation, partially offset by higher transportation costs of $23 million driven by increased demand, higher fuel costs and higher allocated costs due to the revised transportation cost allocation methodology. Gross margin percentage in 2022 was consistent with 2021.

SendTech Solutions

SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.

	Revenue				Cost of Revenue		Gross Margin
	Years Ended December 31,				Years Ended December 31,		Years Ended December 31,
	2022	2021	Actual % change	Constant Currency % change	2022	2021	2022	2021
Business services	$71,578	$58,614	22%	23%	$37,272	$25,174	47.9%	57.1%
Support services	438,191	460,888	(5)%	(3)%	147,653	147,716	66.3%	67.9%
Financing	274,508	294,418	(7)%	(5)%	51,789	47,059	81.1%	84.0%
Equipment sales	354,960	350,138	1%	4%	251,916	251,714	29.0%	28.1%
Supplies	154,186	159,438	(3)%	—%	43,537	43,980	71.8%	72.4%
Rentals	66,256	74,005	(10)%	(9)%	24,864	24,427	62.5%	67.0%
Total	$1,359,679	$1,397,501	(3)%	(1)%	$557,031	$540,070	59.0%	61.4%

	Segment EBIT
	Years Ended December 31,
	2022	2021	Actual % change
Segment EBIT	$400,909	$429,415	(7)%
SendTech Solutions revenue decreased 3% (1% at constant currency) in 2022 compared to 2021. Support services revenue declined 5% (3% at constant currency) primarily due to a declining meter population and shift to cloud-enabled products. Financing revenue declined 7% (5% at constant currency) primarily due to lower lease extensions as more clients are deciding to lease new equipment rather than extend leases on existing equipment. Rentals revenue declined 10% (9% at constant currency). Partially offsetting these decreases, business services revenue increased 22% (23% at constant currency) primarily due to growth in subscription services.
Gross margin for 2022 decreased $55 million and gross margin percentage decreased to 59% from 61.4%, primarily due to declines in financing and support services revenue which have high gross margins. Segment EBIT decreased $29 million, or 7%, due to the decline in gross margin, partially offset by lower operating expenses of $26 million, due in part, to lower employee-related expenses, lower professional fees, lower credit loss provision and other cost savings.

CONSOLIDATED EXPENSES

Selling, general and administrative (SG&A)
SG&A expense of $906 million in 2022 decreased 2%, or $19 million, compared to 2021, primarily due to lower employee-related expenses of $23 million, lower depreciation expense of $7 million, and lower professional fees of $7 million, partially offset by higher travel expenses of $6 million and higher credit card fees of $5 million.
The majority of our SG&A expenses are recorded directly or allocated to our reportable segments. SG&A expenses not recorded directly or allocated to our reportable segments are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology and innovation.

	Years Ended December 31,
	2022	2021	Actual % change
Unallocated corporate expenses	$204,251	$207,774	(2)%

Unallocated corporate expenses decreased $4 million in 2022 compared to 2021 primarily driven by lower salaries and variable-compensation expenses of $9 million and lower marketing expenses of $6 million, partially offset by higher pension costs of $5 million and higher travel expenses, rent expense and insurance costs of $2 million each.

Research and development (R&D)
R&D expense decreased 7%, or $3 million in 2022 compared to 2021, primarily due to cost savings, partially offset by higher R&D spending in our SendTech Solutions segment.

Restructuring charges
Restructuring charges, consisting of costs for employee severance and facility closures, were $19 million for each of the years ended December 31, 2022 and 2021. See Note 12 to the Consolidated Financial Statements for further information.

Other components of net pension and postretirement cost
Other components of net pension and postretirement cost for the year ended December 31, 2022, was $4 million compared to $1 million in 2021. The amount of other components of net pension and postretirement cost (income) recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 14 to the Consolidated Financial Statements for further information.

Other (income) expense
Other income for the year ended December 31, 2022, of $22 million consists of a $14 million gain from the sale of our Shelton, Connecticut office building, a $5 million gain from the sale of Borderfree, and a gain of $7 million from deferred proceeds received related to the sale of businesses in prior years, and a charge of $5 million from the early redemption of debt. See Notes 9, 11 and 13 to the Consolidated Financial Statements for further information.

Income taxes
The effective tax rate for 2022 includes a tax benefit of $5 million on the pre-tax gain from the sale of Borderfree as the tax basis was higher than book basis, and a $1 million benefit associated with the 2019 sale of a business. See Note 15 to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2022 we had cash, cash equivalents and short-term investments of $681 million, which includes $182 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our primary sources of liquidity include existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility. We currently believe these sources of liquidity will be sufficient to fund our cash needs for the next 12 months.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	2022	2021	Increase/(decrease)
Net cash from operating activities	$175,983	$301,515	$(125,532)
Net cash from investing activities	(24,269)	(155,251)	130,982
Net cash from financing activities	(198,083)	(330,371)	132,288
Effect of exchange rate changes on cash and cash equivalents	(16,130)	(4,863)	(11,267)
Change in cash and cash equivalents	$(62,499)	$(188,970)	$126,471

Operating activities
Cash flows from operating activities in 2022 declined $126 million compared to 2021, primarily due to growth in our trade and finance receivables which reduced year-over-year cash flow by $100 million. Cash flow from operations was also impacted by higher tax payments of $10 million, higher interest payments of $10 million due to increases in variable rates and a postage payment of $14 million in 2022 related to a 2021 volume-related vendor price adjustment.
Investing activities
Cash flows from investing activities for 2022 improved $131 million compared to the prior year. Proceeds from the sale of businesses and assets increased $133 million, primarily due to the sale of Borderfree ($95 million) and our Shelton, CT office building ($51 million), and capital expenditures were $59 million lower than the prior year. These improvements were partially offset by increased investments in our financing products of $47 million and net payments of $28 million for the settlement of foreign currency exchange contracts due to increased volatility in foreign exchange rates during 2022. We enter into foreign currency exchange contracts with third-parties to offset the earnings volatility caused by changes in foreign currency exchange rates and the revaluation of intercompany loans denominated in a foreign currency. Although there is minimal impact to our reported earnings, the settlement of these derivative contracts results in cash outflows or inflows.
Financing activities
Cash flows from financing activities for 2022 improved $132 million compared to the prior year primarily due to lower net repayments of debt of $126 million and lower premiums and fees paid to refinance debt of $42 million. These improvements were partially offset by lower cash flow from changes in customer deposits at the PB Bank of $19 million and common stock repurchases of $13 million .

Debt Activity
During 2022, we have reduced debt by $124 million, primarily from the redemption of the remaining $90 million of outstanding April 2023 notes, scheduled term loan repayments of $24 million and the purchase of $9 million of our debt in the open market. Through February 16, 2023, we have purchased an additional $12 million of our debt in the open market.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At December 31, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. In December 2022, we amended our $500 million credit facility to adjust our financial covenants and provide additional financial flexibility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.
During 2022, The PB Bank (the Bank), a wholly owned subsidiary, has become a member of the Federal Home Loan Bank (FHLB) of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of December 31, 2022, the Bank had yet to apply for any advances.

Future Cash Requirements
The following table summarizes our known and contractually committed cash requirements at December 31, 2022 (in millions):

	Payments due in
	Total	2023	2024	2025	2026	2027	Thereafter
Debt maturities	$2,240	$33	$281	$51	$245	$401	$1,229
Lease obligations	405	74	70	63	53	46	99
Purchase obligations	217	215	1	1	—	—	—
Retiree medical payments	93	12	11	11	10	10	39
Total	$2,955	$334	$363	$126	$308	$457	$1,367

Debt
At December 31, 2022, we have outstanding debt of $2.2 billion. Approximately 65% of this debt is at fixed rates, including the effect of interest rate swaps, and the remaining 35% is at variable rates. The weighted average interest rate of our variable rate debt at December 31, 2022 was 7.5%. We estimate that cash interest payments for the next 12 months will be $170 - $180 million.
Required debt repayments over the next 12 months are $33 million, which we anticipate satisfying through available cash on hand and cash generated from operations. Our next material principal maturity is in March 2024. We expect to satisfy this obligation with a cost-effective capital market solution, available cash, or revolver access. See Note 13 to the Consolidated Financial Statements for information regarding our debt.

Lease obligations
We lease real estate and equipment under operating and capital lease arrangements. These leases have terms of up to 15 years and include renewal options. Lease obligations in the table above do not include $53 million of payments for leases signed but not yet commenced at December 31, 2022. See Note 8 and Note 17 to the Consolidated Financial Statements for further information.

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

In addition to the above known and contractually committed cash payments, we anticipate using cash for the following items:

Capital Expenditures
We will continue to invest in new solutions and services across our businesses to capitalize on market opportunities, and in our facilities and technology to grow our businesses, improve productivity and gain additional economies of scale. Capital expenditures are evaluated and approved by senior leadership based on several factors, including expected impacts on revenue growth, productivity enhancements, service improvements and cost savings.
Capital expenditures totaled $125 million and $184 million for the years ended December 31, 2022 and 2021, respectively. In 2021, we invested significantly in our facilities, network and technologies to expand operations, improve productivity and gain economies of scale in our Global Ecommerce and Presort operations. During 2022, we continued to make necessary investments in our facilities, network and technologies.

Dividends
We have historically paid a quarterly dividend to our shareholders. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve a dividend. We expect to continue to pay a quarterly dividend of $0.05 per share; however, our Board of Directors may decide to increase or decrease this amount or to not approve the payment of a dividend at any time and for any reason without notice. Assuming the current $0.05 per quarter dividend payment, we estimate that dividend payments will be approximately $35 million in 2023. There are no material restrictions on our ability to declare dividends.

Share Repurchases
We may repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. At December 31, 2022, we have authorization from our Board of Directors to repurchase up to of $3 million of our common stock.

Off Balance Sheet Arrangements
At December 31, 2022, we had approximately $26 million outstanding letters of credit guarantees with financial institutions that are primarily issued as security for insurance, leases, customs and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Impairment review
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, If the fair value of the reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.

Testing goodwill for impairment requires us to identify our reporting units and assign assets and liabilities, including goodwill, to each reporting unit. The fair value of a reporting unit is based on one or a combination of techniques, which include a discounted cash flow model, multiples of competitors, and/or multiples from sales of like businesses. The results of our annual goodwill impairment test indicated that the fair value of our reporting units exceeded their fair value and no impairment existed.

During 2022, we determined that the agreement to sell Borderfree was a triggering event and an impairment test was performed as of July 1, 2022. Further, we determined that the shortfall in fourth quarter performance of the Global Ecommerce reporting unit was an additional triggering event. Accordingly, we performed another goodwill impairment test as of December 31, 2022 to assess whether the goodwill of the Global Ecommerce reporting unit was impaired. We engaged a third-party to assist in the determination of the reporting unit fair value. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and discount rate.

The results of our impairment analysis indicated that the Global Ecommerce reporting unit was not impaired. However, the fair value of the reporting unit exceeded the carrying value by less than 10%. The judgements and assumptions used to estimate the fair value of the reporting unit are inherently subjective and changes in any of the judgements or assumptions used to determine the fair value of this reporting unit at December 31, 2022, could result in a different fair value determination. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied hypothetical changes to our most significant judgments and assumptions. The most significant judgements and assumptions used in our analysis to determine the fair value of the reporting unit was the discount rate and operating margins. Assuming all other factors remain constant, a 100 basis point increase in the discount rate or a 100 basis point reduction in operating margins in each year would have resulted in a reporting unit fair value less than its carrying value. The carrying value of goodwill for the Global Ecommerce reporting unit at December 31, 2022 was $339 million.

Events and circumstances that could change our estimates and assumptions and impact the fair value determination of the Global Ecommerce reporting unit, include, but are not limited to, continued financial and operating performance below expectations, reduced consumer spending due to inflationary pressures and rising prices, a continued and prolonged slow-down in economic activity, increased competition and pricing pressures, changing consumer behaviors, our ability to increase volumes, gain economies of scale and improve margins, and rising interest rates.

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

Allowances for credit losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. We provide an allowance for probable credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay and current economic conditions and outlook based on reasonable and supportable forecasts. Total allowance for credit losses as a percentage of finance receivables was 2% at both December 31, 2022 and 2021. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2022 would have reduced pre-tax income by $3 million.
Trade accounts receivable are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information. Accounts deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible, or when they are 365 days past due, if sooner. We believe that our accounts receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. The allowance for credit losses as a percentage of trade accounts receivables was 2% at December 31, 2022 and 3% at December 31, 2021. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2022 would have reduced pre-tax income by $1 million.

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
The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) and our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan) used in the determination of net periodic pension expense for 2022 was 2.85% and 1.85%, respectively. For 2023, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 5.55% and 4.8%, respectively. A 0.25% change in the discount rate would not materially impact annual pension expense for the U.S.

Plan or the U.K. Plan. A 0.25% change in the discount rate would impact the projected benefit obligation of the U.S. Plan and U.K. Plan by $24 million and $12 million, respectively.
The expected rate of return on plan assets used in the determination of net periodic pension expense for 2022 was 5.1% for the U.S. Plan and 4.0% for the U.K. Plan. For 2023, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 6.5% and the U.K. Plan will be 5.25%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $3 million and the U.K. Plan by $1 million.
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

Legal and Regulatory Matters
See Regulatory Matters in Item 1 and Other Tax Matters in Note 15 to the Consolidated Financial Statements for regulatory matters regarding our tax returns and Note 16 to the Consolidated Financial Statements for information regarding our legal proceedings.

Foreign Currency Exchange
The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. During 2022, 13% of our consolidated revenue was from operations outside the United States and the translation of foreign currencies to the U.S. dollar did not have a material impact on revenues or operating results for the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in foreign currency exchange rates and interest rates. To manage these market risks, we employ derivatives, including foreign currency contracts and interest rate swaps, according to established policies and procedures. We do not use derivatives for speculative purposes. We are also exposed to credit risk on our accounts receivable and finance receivable portfolio.

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
At December 31, 2022 and 2021, we had outstanding foreign currency exchange rate contracts to mitigate the currency risk associated with forecasted inventory purchases between affiliates and third parties. These contracts are designated as cash flow hedges and changes in fair value are recognized in accumulated other comprehensive income, a component of stockholders’ equity. At December 31, 2022 and 2021, we also had outstanding foreign currency exchange rate contracts to mitigate the currency risk associated with intercompany loans and related interest denominated in foreign currencies. These contracts are not designated as hedging instruments and changes in fair value of the derivative contract and transaction gains and losses associated with the revaluation of the intercompany loans are recorded in earnings. Changes in the fair values of foreign currency derivative contracts recognized in earnings are generally offset by transaction gains and losses on the underlying intercompany loans. While there is typically minimal impact to our reported earnings, the settlement of these derivative contracts results in cash outflows or inflows, which could be significant.

Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt borrowings. At December 31, 2022 and 2021, 35% and 26% or our debt was at variable rates, respectively. The weighted average interest rate of our variable rate debt at December 31, 2022 and 2021 was 7.5% and 3.1%, respectively. A 100 basis point change in the weighted average interest rate of our variable rate debt in 2022 would have increased interest expense approximately $6 million.
We also maintain a significant investment portfolio comprised of fixed-rate interest-bearing money market funds, government and municipal securities, corporate securities, mortgage-backed securities and asset-backed securities. Changes in interest rates impact the fair value of these investments. However, these securities are designated as available-for-sale, and changes in fair value due to changes in interest rates are recognized in accumulated other comprehensive income, a component of equity, and not net income. We do not expect to recognize impairment losses on investment securities in an unrealized loss position as we have the intent and ability to hold these securities until recovery of unrealized losses or maturity.

Credit Risk
We are exposed to credit risk on our accounts receivable and finance receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2022 or 2021. We maintain provisions for potential credit losses based on historical experience, age of receivable, current economic conditions and future outlook and other relevant factors that may impact our customers’ ability to pay. We continually evaluate the adequacy of our allowance for credit losses and adjust as necessary.

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
Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Under the direction of our CEO and CFO, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2022.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2022 under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) and concluded that the internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2022 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	18,036,423	$9.91	17,217,552
Equity compensation plans not approved by security holders	—	—	—
Total	18,036,423	$9.91	17,217,552

(1)     Includes 10,027,048 shares issuable pursuant to outstanding stock options, 7,197,755 shares issuable pursuant to outstanding RSUs and 811,620 shares issuable pursuant to outstanding PSUs.
(2)    Excludes RSUs and PSUs that convert to common stock from determination of weighted average exercise price.

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)    Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed with the Commission on September 30, 2019 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4	Description of Registered Securities	Exhibit 4
4(a)	Senior Debt Indenture, dated as of February 14, 2005, by and between the Company and Citibank N.A., as trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed with the Commission on June 18, 2008 (Commission file number 1-3579)
4(b)	First Supplemental Indenture, dated as of October 23, 2007, by and among Pitney Bowes Inc., The Bank of New York, as successor trustee, and Citibank, N.A., as resigning trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
4(c)	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between Pitney Bowes Inc. and The Bank of New York Mellon, as successor trustee to Citibank N.A.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 26, 2020 (Commission file number 1-3579)
4(d)	Form of 5.25% Global Medium-Term Note due 2037	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K filed with the Commission on November 16, 2006 (Commission file number 1-3579)
4(e)	Officer's Certificate establishing the terms of the Notes, dated March 7, 2013, and Specimen of 6.70% Notes due 2043	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 7, 2013 (Commission file number 1-3579)
4(f)	Officer's Certificate establishing the terms of the 4.625% Notes due 2024, dated March 13, 2014, and Specimen of 4.625% Notes due 2024.	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 13, 2014 (Commission file number 1-3579)
4(g)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
4(h)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Incorporated by reference to Exhibit 10(b.3) to Form 10-K filed with the Commission on February 20, 2015 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated February 4, 2019)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of February 4, 2019)	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 20, 2019 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(m)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(o)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Incorporated by reference to Exhibit 10(p) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(p)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
10(q)*	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the Commission on March 18, 2020 (Commission file number 1-3579)
10(r)	Credit Agreement, dated as of November 1, 2019 (the "Credit Agreement"), among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 5, 2019 (Commission file number 1-3579)
10(s)	First Incremental Facility Amendment, dated as of February 19, 2020, to the Credit Agreement, among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 20, 2020 (Commission file number 1-3579)
10(t)	First Amendment, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
10(u)	First Refinancing Agreement, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and refinancing tranche B term lender.	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
10(v)	Second Amendment, dated as of May 11, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on November 4, 2022 (Commission file number 1-3579)
10(w)	Third Amendment, dated as of December 7, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 8, 2022 (Commission file number 1-3579)
10(x)	Fourth Amendment, dated as of December 8, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent	Exhibit 10(x)
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of independent registered accounting firm	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

The Company has certain outstanding long-term indebtedness that does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2023        PITNEY BOWES INC.
    Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director (Principal Executive Officer)	February 17, 2023
/s/ Ana Maria Chadwick Ana Maria Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2023
/s/ Joseph R. Catapano Joseph R. Catapano	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 17, 2023
/s/ Anne M. Busquet Anne M. Busquet	Director	February 17, 2023
/s/ Robert M. Dutkowsky Robert M. Dutkowsky	Director	February 17, 2023
/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 17, 2023
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 17, 2023
/s/ Linda S. Sanford Linda S. Sanford	Director	February 17, 2023
/s/ David L. Shedlarz David L. Shedlarz	Director	February 17, 2023
/s/ Sheila A. Stamps Sheila A. Stamps	Director	February 17, 2023

PART IV

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pitney Bowes Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Global Ecommerce Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,067 million as of December 31, 2022, and the goodwill balance associated with the Global Ecommerce reporting unit was $339 million. Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. Management determined that the agreement to sell Borderfree was a triggering event and an impairment test was performed as of July 1, 2022. Further, management determined that the shortfall in fourth quarter performance of the Global Ecommerce reporting unit was an additional triggering event. Accordingly, management performed another goodwill impairment test as of December 31, 2022 to assess whether the goodwill of the Global Ecommerce reporting unit was impaired. The results of management’s annual test and triggering event tests indicated that the fair value of the Global Ecommerce reporting unit exceeded its carrying value and no impairment existed. However, the estimated fair value of the reporting unit at December 31, 2022 exceeded its carrying value by less than 10%. The fair value of the Global Ecommerce reporting unit was estimated by management using a discounted cash flow model based on management developed cash flow projections, which included judgments and assumptions related to revenue growth rates, operating margins and operating income, and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Global Ecommerce reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, certain forecasted costs included in the determination of operating income and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Global Ecommerce reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, certain forecasted costs included in the determination of projected operating income, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and certain forecasted costs included in the determination of projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 17, 2023

We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Business services	$2,249,941	$2,334,674	$2,191,306
Support services	438,191	460,888	473,292
Financing	274,508	294,418	341,034
Equipment sales	354,960	350,138	314,882
Supplies	154,186	159,438	159,282
Rentals	66,256	74,005	74,279
Total revenue	3,538,042	3,673,561	3,554,075
Costs and expenses:
Cost of business services	1,934,206	2,034,477	1,904,078
Cost of support services	148,829	149,706	149,988
Financing interest expense	51,789	47,059	48,162
Cost of equipment sales	253,843	251,914	235,153
Cost of supplies	43,778	43,980	41,679
Cost of rentals	25,105	24,427	25,600
Selling, general and administrative	905,570	924,163	963,323
Research and development	43,657	46,777	38,384
Restructuring charges	18,715	19,003	20,712
Goodwill impairment	—	—	198,169
Interest expense, net	89,980	96,886	105,753
Other components of net pension and postretirement cost (income)	4,308	1,010	(1,708)
Other (income) expense	(21,618)	41,574	8,151
Total costs and expenses	3,498,162	3,680,976	3,737,444
Income (loss) from continuing operations before income taxes	39,880	(7,415)	(183,369)
Provision (benefit) for income taxes	2,940	(10,922)	7,122
Income (loss) from continuing operations	36,940	3,507	(190,491)
(Loss) income from discontinued operations, net of tax	—	(4,858)	10,115
Net income (loss)	$36,940	$(1,351)	$(180,376)
Basic earnings (loss) per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.02	$(1.11)
Discontinued operations	—	(0.03)	0.06
Net income (loss)	$0.21	$(0.01)	$(1.05)
Diluted earnings (loss) per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.02	$(1.11)
Discontinued operations	—	(0.03)	0.06
Net income (loss)	$0.21	$(0.01)	$(1.05)
(1)The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$36,940	$(1,351)	$(180,376)
Other comprehensive (loss) income, net of tax:
Foreign currency translations, net of tax of $(3,942), $(767) and $2,374, respectively	(71,344)	(34,168)	37,252
Net unrealized gain (loss) on cash flow hedges, net of tax of $2,900, $1,738 and $(583), respectively	8,700	5,214	(1,748)
Net unrealized loss on available for sale securities, net of tax of $(10,424), $(2,217) and $(816), respectively	(33,191)	(6,651)	(2,447)
Adjustments to pension and postretirement plans, net of tax of $4,312, $17,986 and $(20,440), respectively	9,297	54,618	(70,623)
Amortization of pension and postretirement costs, net of tax of $9,315, $12,755 and $11,930, respectively	31,286	39,806	38,578
Other comprehensive (loss) income, net of tax	(55,252)	58,819	1,012
Comprehensive (loss) income	$(18,312)	$57,468	$(179,364)

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$669,981	$732,480
Short-term investments (includes $1,882 and $2,658, respectively, reported at fair value)	11,172	14,440
Accounts and other receivables (net of allowance of $5,344 and $11,168 respectively)	343,557	334,630
Short-term finance receivables (net of allowance of $11,395 and $12,812, respectively)	564,972	560,680
Inventories	83,720	78,588
Current income taxes	8,790	13,894
Other current assets and prepayments	115,824	157,341
Total current assets	1,798,016	1,892,053
Property, plant and equipment, net	420,672	429,162
Rental property and equipment, net	27,487	34,774
Long-term finance receivables (net of allowance of $10,555 and $13,406, respectively)	627,124	587,427
Goodwill	1,066,951	1,135,103
Intangible assets, net	77,944	132,442
Operating lease assets	296,129	208,428
Noncurrent income taxes	46,613	68,398
Other assets (includes $229,936 and $318,754, respectively, reported at fair value)	380,419	471,084
Total assets	$4,741,355	$4,958,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$907,083	$922,543
Customer deposits at the Bank	628,072	632,062
Current operating lease liabilities	52,576	40,299
Current portion of long-term debt	32,764	24,739
Advance billings	105,207	99,280
Current income taxes	2,101	9,017
Total current liabilities	1,727,803	1,727,940
Long-term debt	2,172,502	2,299,099
Deferred taxes on income	263,131	286,445
Tax uncertainties and other income tax liabilities	23,841	31,935
Noncurrent operating lease liabilities	265,696	192,092
Other noncurrent liabilities	227,729	308,728
Total liabilities	4,680,702	4,846,239

Commitments and contingencies (See Note 16)

Stockholders' equity:
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	—	2,485
Retained earnings	5,125,677	5,169,270
Accumulated other comprehensive loss	(835,564)	(780,312)
Treasury stock, at cost (149,307,325 and 148,606,517 shares, respectively)	(4,552,798)	(4,602,149)
Total stockholders’ equity	60,653	112,632
Total liabilities and stockholders’ equity	$4,741,355	$4,958,871

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$36,940	$(1,351)	$(180,376)
Loss (income) from discontinued operations, net of tax	—	4,858	(10,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163,816	162,859	160,625
Allowance for credit losses	8,937	7,808	42,193
Stock-based compensation	16,629	20,862	17,476
Amortization of debt fees	8,674	7,163	10,871
Loss on debt refinancing	4,993	56,209	36,987
Restructuring charges	18,715	19,003	20,712
Restructuring payments	(15,406)	(21,990)	(20,014)
Pension contributions and retiree medical payments	(26,769)	(27,534)	(31,828)
Gain on sale of businesses, including transaction costs	(12,205)	(10,201)	—
Gain on sale of assets	(14,372)	(1,434)	(21,969)
Goodwill impairment	—	—	198,169
Deferred taxes	3,688	(19,883)	15,280
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	(29,303)	37,503	(47,236)
Finance receivables	(12,591)	20,934	70,505
Inventories	(4,942)	(8,008)	1,582
Other current assets and prepayments	2,727	(1,184)	(19,581)
Accounts payable and accrued liabilities	18,577	57,780	94,851
Current and noncurrent income taxes	(14,464)	2,971	8,622
Advance billings	8,342	(14,029)	11,009
Other, net	13,997	9,179	(17,879)
Net cash from operating activities: continuing operations	175,983	301,515	339,884
Net cash from operating activities: discontinued operations	—	—	(37,912)
Net cash from operating activities	175,983	301,515	301,972
Cash flows from investing activities:
Capital expenditures	(124,840)	(184,042)	(104,987)
Purchases of investment securities	(8,863)	(74,923)	(596,841)
Proceeds from sales/maturities of investment securities	28,724	97,358	576,536
Net investment in loan receivables	(53,114)	(6,288)	(4,174)
Proceeds from sale of business, net of cash sold	111,593	27,573	—
Proceeds from asset sales	50,766	1,840	58,248
Acquisitions, net of cash acquired	(5,139)	(14,996)	(6,608)
Settlement of derivative contracts	(27,660)	—	—
Other investing activities	4,264	—	4,636
Net cash from investing activities: continuing operations	(24,269)	(153,478)	(73,190)
Net cash from investing activities: discontinued operations	—	(1,773)	(2,502)
Net cash from investing activities	(24,269)	(155,251)	(75,692)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	1,195,500	916,544
Principal payments of debt	(124,101)	(1,445,734)	(1,105,650)
Premiums and fees to refinance debt	(8,535)	(50,763)	(32,645)
Dividends paid to stockholders	(34,718)	(34,800)	(34,291)
Customer deposits at the Bank	(3,990)	14,862	26,082
Common stock repurchases	(13,446)	—	—
Other financing activities	(13,293)	(9,436)	(5,411)
Net cash from financing activities	(198,083)	(330,371)	(235,371)
Effect of exchange rate changes on cash and cash equivalents	(16,130)	(4,863)	6,099
Change in cash and cash equivalents	(62,499)	(188,970)	(2,992)
Cash and cash equivalents at beginning of period	732,480	921,450	924,442
Cash and cash equivalents at end of period	$669,981	$732,480	$921,450
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2019	$323,338	$98,748	$5,441,988	$(840,143)	$(4,734,777)	$289,154
Cumulative effect of accounting change	—	—	(21,900)	—	—	(21,900)
Net loss	—	—	(180,376)	—	—	(180,376)
Other comprehensive income	—	—	—	1,012	—	1,012
Dividends ($0.20 per share)	—	—	(34,291)	—	—	(34,291)
Issuance of common stock	—	(47,722)	—	—	47,268	(454)
Stock-based compensation	—	17,476	—	—	—	17,476
Balance at December 31, 2020	323,338	68,502	5,205,421	(839,131)	(4,687,509)	70,621
Net loss	—	—	(1,351)	—	—	(1,351)
Other comprehensive income	—	—	—	58,819	—	58,819
Dividends ($0.20 per share)	—	—	(34,800)	—	—	(34,800)
Issuance of common stock	—	(86,879)	—	—	85,360	(1,519)
Stock-based compensation	—	20,862	—	—	—	20,862
Balance at December 31, 2021	323,338	2,485	5,169,270	(780,312)	(4,602,149)	112,632
Net income	—	—	36,940	—	—	36,940
Other comprehensive loss	—	—	—	(55,252)	—	(55,252)
Dividends ($0.20 per share)	—	—	(34,718)	—	—	(34,718)
Issuance of common stock	—	(19,114)	(45,815)	—	62,797	(2,132)
Stock-based compensation	—	16,629	—	—	—	16,629
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at December 31, 2022	$323,338	$—	$5,125,677	$(835,564)	$(4,552,798)	$60,653
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
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, applicable to financial assets measured at amortized cost, including finance receivables, trade and other receivables and investments in debt securities classified as available-for-sale and held-to-maturity. We adopted the standard using the modified retrospective transition approach with a cumulative effect adjustment to retained earnings, which resulted in an increase in the allowance for credit losses on accounts receivable of $15 million and the allowance for credit losses on finance receivables of $10 million and a net reduction to retained earnings of $22 million.
Pre-tax income for the twelve months ended December 31, 2022 includes a benefit of $3 million to correct misstatements related to prior periods. The impact of these misstatements is not material to the consolidated financial statements of the current annual period or for any prior quarterly or annual periods.

Factors Affecting Comparability
Certain transactions and changes occurred during 2022 that impact the comparability of our 2022 financial results to the prior periods. These transactions and changes include:
•The sale of our Borderfree cross-border ecommerce solutions business (Borderfree);
•A change in the presentation of revenue from digital delivery services primarily related to our Global Ecommerce business from a gross basis to a net basis due to an adjustment in terms of one of our contracts with the USPS; and
•A refinement in our methodology for allocating transportation costs between our Global Ecommerce and Presort Services segments.

Effective July 1, 2022, we sold Borderfree, which was reported in our Global Ecommerce segment. Prior year results were not recast to exclude the revenue and expenses from Borderfree. Accordingly, revenue and expenses for 2022 include only six months of operations for Borderfree, whereas the prior years presented include a full year of operations. Net income of Borderfree was not significant in any period presented.
The change in revenue presentation became effective October 1, 2022. Accordingly, revenue and related costs of revenue for these services for the first nine months of 2022 and full year 2021 and 2020 are reported on a gross basis as business services revenue and cost of business services, respectively, and on a net basis in business services revenue beginning in the fourth quarter of 2022.
The refinement to the methodology of allocating transportation costs between Global Ecommerce and Presort Services resulted in an increase to Global Ecommerce EBIT and a corresponding decrease to Presort Services EBIT of approximately $10 million in 2022.

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

Marketable Securities
Marketable investment securities are classified as available-for-sale or held-to-maturity. Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. Purchase premiums and discounts are amortized using the effective interest method over the term of the security. Gains and losses on sales of available-for-sale securities are recorded on the trade date using the specific identification method. There were no unrealized losses due to credit losses charged to earnings in 2022, 2021, or 2020.
Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

Accounts and Other Receivables and Allowance for Credit Losses
Accounts receivables are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.
Accounts receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible, or when they are 365 days past due, if sooner. We believe that our accounts receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.

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
Credit approval limits are established based on the credit quality of the client and the type of equipment financed. We cease financing revenue recognition for lease receivables and for unsecured loan receivables that are more than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis or net realizable value.

Fixed Assets
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are 50 years for buildings, 10 to 20 years for building improvements, up to 3 years for internal use software development costs, 3 to 12 years for machinery and equipment and 3 to 6 years for rental equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term. Major improvements that add to the productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense. Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of up to 10 years.

Deferred Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to sales commissions on multi-year equipment and Global Ecommerce contracts. Costs are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Unamortized deferred costs at December 31, 2022 and December 31, 2021, included in other assets, were $41 million and $48 million, respectively. Amortization expense for these costs for the years ended December 31, 2022, 2021 and 2020 was $22 million, $18 million and $10 million, respectively.

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

Business services
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions. Revenue for fulfillment, delivery and return services, cross-border solutions and mail processing services is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services throughout the period. We review third-party relationships and record revenue on a gross basis when we act as a principal in a transaction and on a net basis when we act as an agent between a client and vendor. In determining whether we are acting as principal or agent, we consider several factors such as whether we are the primary obligor to the client or have control over pricing.

Support services
Support services revenue includes revenue from maintenance, professional and subscription services for our mailing equipment and professional services for our digital delivery services. Revenue is allocated to these services using selling prices charged in standalone transactions. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.

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

Equipment sales
We sell and lease equipment directly to customers and to distributors (re-sellers) throughout the world. The amount of revenue allocated to the equipment is based on a range of observable selling prices in standalone transactions. Revenue is recognized as control of the equipment transfers to the customer. Revenue from the sale of equipment under sales-type leases is recognized upon shipment for self-installed products and upon installation or customer acceptance for other products. Revenue from the direct sale of equipment is recognized upon delivery for self-installed products and upon installation or customer acceptance for other products. We do not typically offer any rights of return.

Supplies
Supplies revenue includes revenue from supplies for our mailing equipment and is recognized upon delivery when control transfers to the customer.

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

Research and Development Costs
Research and development includes research, development and engineering activities relating to the development of new products and solutions and enhancements of existing products and solutions. Costs primarily include salaries, benefits and other employee-related expenses, materials, contract services, information systems and facilities and equipment costs. Research and development costs are charged to expense as incurred.

Restructuring Charges
Restructuring costs primarily include employee severance and related separation costs and real estate lease early termination costs. Employee severance and related costs are recognized when a liability is incurred, which is generally upon communication to the affected employees, and the amount to be paid is both probable and reasonably estimable. Severance accruals are based on company policy, historical experience and negotiated settlements. Costs for the early termination of real estate leases are recognized as incurred.

Stock-based Compensation
We primarily issue restricted stock and non-qualified stock options under our stock award plans. Compensation expense for stock-based awards is measured based on the estimated fair value of the awards expected to vest and recognized ratably over the requisite service period. The fair value of restricted stock is estimated based on the fair value of our common stock on the grant date, less the present value of expected dividends. The fair value of non-qualified stock options is determined using the Black-Scholes valuation model. We believe that these valuation techniques and the underlying assumptions are appropriate in estimating the fair value of stock awards. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates. Stock-based compensation expense is recognized primarily in selling, general and administrative expense.

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.
We performed our annual goodwill impairment test to assess the recoverability of the carrying value of goodwill and determined that the fair value of each reporting unit exceeded its carrying value and no impairment existed. Further, the significant shortfall in the fourth quarter performance of the Global Ecommerce reporting unit caused us to reassess this reporting unit’s goodwill for impairment. See Note 9 for further details.

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

Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The transition to new reference interest rates will require certain contracts to be modified and the ASU is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The accommodations provided by the ASU are effective through December 31, 2024, and may be applied at the beginning of any interim period within that time frame.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Effective in December 2022 with the modification of our revolving credit facility, we elected to apply the practical expedient to the replacement of LIBOR reference rate and our assessment of hedge effectiveness. We may apply other expedients as additional reference rate changes occur. We continue to assess the impact of this standard on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs and recoveries of finance receivables by year of origination. The standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We will adopt this standard in the first quarter of 2023 and the adoption will not have a material impact on our financial statement disclosures.

2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Year Ended December 31, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,576,348	$602,016	$71,577	$2,249,941	$—	$2,249,941
Support services	—	—	438,191	438,191	—	438,191
Financing	—	—	—	—	274,508	274,508
Equipment sales	—	—	88,022	88,022	266,938	354,960
Supplies	—	—	154,186	154,186	—	154,186
Rentals	—	—	—	—	66,256	66,256
Subtotal	1,576,348	602,016	751,976	2,930,340	$607,702	$3,538,042

Revenue from leasing transactions and financing	—	—	607,702	607,702
Total revenue	$1,576,348	$602,016	$1,359,678	$3,538,042

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$318,438	$318,438
Products/services transferred over time	1,576,348	602,016	433,538	2,611,902
Total	$1,576,348	$602,016	$751,976	$2,930,340

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31, 2021
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,702,580	$573,480	$58,614	$2,334,674	$—	$2,334,674
Support services	—	—	460,888	460,888	—	460,888
Financing	—	—	—	—	294,418	294,418
Equipment sales	—	—	91,015	91,015	259,123	350,138
Supplies	—	—	159,438	159,438	—	159,438
Rentals	—	—	—	—	74,005	74,005
Subtotal	1,702,580	573,480	769,955	3,046,015	$627,546	$3,673,561

Revenue from leasing transactions and financing	—	—	627,546	627,546
Total revenue	$1,702,580	$573,480	$1,397,501	$3,673,561

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$318,077	$318,077
Products/services transferred over time	1,702,580	573,480	451,878	2,727,938
Total	$1,702,580	$573,480	$769,955	$3,046,015

	Year Ended December 31, 2020
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,618,897	$521,212	$51,197	$2,191,306	$—	$2,191,306
Support services	—	—	473,292	473,292	—	473,292
Financing	—	—	—	—	341,034	341,034
Equipment sales	—	—	74,660	74,660	240,222	314,882
Supplies	—	—	159,282	159,282	—	159,282
Rentals	—	—	—	—	74,279	74,279
Subtotal	1,618,897	521,212	758,431	2,898,540	$655,535	$3,554,075

Revenue from leasing transactions and financing	—	—	655,535	655,535
Total revenue	$1,618,897	$521,212	$1,413,966	$3,554,075

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$293,648	$293,648
Products/services transferred over time	1,618,897	521,212	464,783	2,604,892
Total	$1,618,897	$521,212	$758,431	$2,898,540
Our performance obligations for revenue from products and services are as follows:
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions. Revenue for fulfillment, delivery and return services, cross-border solutions and mail processing services is recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services throughout the period.

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

Advance Billings from Contracts with Customers

	Balance Sheet Location	December 31, 2022	December 31, 2021	Increase/ (decrease)
Advance billings, current	Advance billings	$97,904	$92,926	$4,978
Advance billings, noncurrent	Other noncurrent liabilities	$906	$1,109	$(203)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the twelve months ended December 31, 2022 includes $93 million of advance billings at the beginning of the period. Advance billings, current at December 31, 2022 and 2021 also includes $7 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	2023	2024	2025-2027	Total
SendTech Solutions	$260,058	$191,558	$235,328	$686,944

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

Management measures segment profitability and performance using segment earnings before interest and taxes (EBIT). Segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, goodwill impairment charges and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that it provides investors a useful measure of operating performance and underlying trends of the business. Segment EBIT may not be indicative of

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of segment EBIT to net income (loss).

	Revenue
	Years Ended December 31,
	2022	2021	2020
Global Ecommerce	$1,576,348	$1,702,580	$1,618,897
Presort Services	602,016	573,480	521,212
SendTech Solutions	1,359,678	1,397,501	1,413,966
Total revenue	$3,538,042	$3,673,561	$3,554,075

Geographic data:
United States	$3,065,211	$3,114,905	$3,112,285
Outside United States	472,831	558,656	441,790
Total revenue	$3,538,042	$3,673,561	$3,554,075

	EBIT
	Years Ended December 31,
	2022	2021	2020
Global Ecommerce	$(100,308)	$(98,673)	$(82,894)
Presort Services	82,430	79,721	55,799
SendTech Solutions	400,909	429,415	442,648
Total segment EBIT	383,031	410,463	415,553
Reconciling items:
Interest, net	(141,769)	(143,945)	(153,915)
Unallocated corporate expenses	(204,251)	(207,774)	(200,406)
Restructuring charges	(18,715)	(19,003)	(20,712)
Goodwill impairment	—	—	(198,169)
Gain on sale of assets	14,372	1,434	11,908
Gain (loss) on sale of businesses, including transaction costs	12,205	7,619	(641)
Loss on debt redemption/refinancing	(4,993)	(56,209)	(36,987)
(Provision) benefit for income taxes	(2,940)	10,922	(7,122)
Income (loss) from continuing operations	36,940	3,507	(190,491)
(Loss) income from discontinued operations, net of tax	—	(4,858)	10,115
Net income (loss)	$36,940	$(1,351)	$(180,376)

	Depreciation and amortization
	Years Ended December 31,
	2022	2021	2020
Global Ecommerce	$78,296	$79,128	$69,676
Presort Services	28,039	27,243	31,769
SendTech Solutions	29,489	29,950	34,316
Total for reportable segments	135,824	136,321	135,761
Corporate	27,992	26,538	24,864
Total depreciation and amortization	$163,816	$162,859	$160,625

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Capital expenditures
	Years Ended December 31,
	2022	2021	2020
Global Ecommerce	$51,430	$89,488	$46,427
Presort Services	23,363	36,628	15,795
SendTech Solutions	33,364	26,028	28,823
Total for reportable segments	108,157	152,144	91,045
Corporate	16,683	31,898	13,942
Total capital expenditures	$124,840	$184,042	$104,987

	Assets
	December 31,
	2022	2021	2020
Global Ecommerce	$996,297	$1,032,434	$994,554
Presort Services	510,345	479,392	523,690
SendTech Solutions	2,023,020	2,013,361	2,071,028
Total for reportable segments	3,529,662	3,525,187	3,589,272
Cash and cash equivalents	669,981	732,480	921,450
Short-term investments	11,172	14,440	18,974
Long-term investments	259,977	333,052	364,212
Other corporate assets	270,563	353,712	330,455
Consolidated assets	$4,741,355	$4,958,871	$5,224,363

Identifiable long-lived assets:
United States	$730,347	$658,070	$613,990
Outside United States	13,941	14,294	17,641
Total	$744,288	$672,364	$631,631

4. Discontinued Operations

Discontinued operations for the years ended December 31, 2021 and 2020 primarily include net working capital and other adjustments relating to the sale of the Software Solutions business in 2019 (except for the software business in Australia, which closed in January 2020). Discontinued operations for the year ended December 31, 2021 also includes a tax charge related to the sale of the Production Mail business in 2018.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
5. Earnings per Share (EPS)

The calculations of basic and diluted earnings per share are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$36,940	$3,507	$(190,491)
(Loss) income from discontinued operations, net of tax	—	(4,858)	10,115
Income (loss) attributable to common stockholders (numerator for EPS)	$36,940	$(1,351)	$(180,376)
Denominator:
Weighted-average shares used in basic EPS	173,912	173,914	171,519
Dilutive effect of common stock equivalents (1)	3,340	5,191	—
Weighted-average shares used in diluted EPS	177,252	179,105	171,519
Basic earnings (loss) per share:
Continuing operations	$0.21	$0.02	$(1.11)
Discontinued operations	—	(0.03)	0.06
Net income (loss)	$0.21	$(0.01)	$(1.05)
Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.02	$(1.11)
Discontinued operations	—	(0.03)	0.06
Net income (loss)	$0.21	$(0.01)	$(1.05)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	10,234	6,514	11,626

(1) Due to the loss from continuing operations for the year ended December 31, 2020, common stock equivalents of 2,483 were excluded from the calculation of diluted earnings per share as the impact would have been anti-dilutive.

6. Inventories

Inventories consisted of the following:

	December 31,
	2022	2021
Raw materials	$25,539	$22,352
Supplies and service parts	27,573	26,076
Finished products	30,608	30,160
Total inventory, net	$83,720	$78,588

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
7. Finance Assets and Lessor Operating Leases

Finance Assets
All finance receivables are in our SendTech segment. We segregate our finance receivables into a North America portfolio and International portfolio. Finance receivables consisted of the following:

	December 31, 2022			December 31, 2021
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$967,298	$158,167	$1,125,465	$958,440	$187,831	$1,146,271
Unguaranteed residual values	38,832	8,798	47,630	37,896	10,717	48,613
Unearned income	(239,238)	(48,334)	(287,572)	(246,381)	(56,643)	(303,024)
Allowance for credit losses	(14,131)	(2,893)	(17,024)	(19,546)	(3,246)	(22,792)
Net investment in sales-type lease receivables	752,761	115,738	868,499	730,409	138,659	869,068
Loan receivables
Loan receivables	311,887	16,636	328,523	262,310	20,155	282,465
Allowance for credit losses	(4,787)	(139)	(4,926)	(3,259)	(167)	(3,426)
Net investment in loan receivables	307,100	16,497	323,597	259,051	19,988	279,039
Net investment in finance receivables	$1,059,861	$132,235	$1,192,096	$989,460	$158,647	$1,148,107

Maturities of finance receivables at December 31, 2022 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
2023	$367,414	$62,334	$429,748	$242,529	$16,636	$259,165
2024	274,086	45,140	319,226	26,861	—	26,861
2025	181,627	28,088	209,715	20,702	—	20,702
2026	104,521	15,769	120,290	12,308	—	12,308
2027	39,018	5,631	44,649	7,331	—	7,331
Thereafter	632	1,205	1,837	2,156	—	2,156
Total	$967,298	$158,167	$1,125,465	$311,887	$16,636	$328,523

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Allowance for Credit Losses
Activity in the allowance for credit losses on finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2019	$10,920	$2,085	$5,906	$740	$19,651
Cumulative effect of accounting change	9,271	1,750	(1,116)	(402)	9,503
Amounts charged to expense	10,789	2,902	8,158	555	22,404
Write-offs	(7,609)	(1,068)	(9,955)	(551)	(19,183)
Recoveries	2,070	194	3,474	4	5,742
Other	(2,524)	143	17	116	(2,248)
Balance at December 31, 2020	22,917	6,006	6,484	462	35,869
Amounts charged to expense	648	(1,788)	(426)	19	(1,547)
Write-offs	(7,120)	(846)	(6,045)	(302)	(14,313)
Recoveries	3,097	173	3,245	3	6,518
Other	4	(299)	1	(15)	(309)
Balance at December 31, 2021	19,546	3,246	3,259	167	26,218
Amounts charged to expense	(2,476)	712	3,992	288	2,516
Write-offs	(6,043)	(791)	(4,903)	(295)	(12,032)
Recoveries	3,184	39	2,447	1	5,671
Other	(80)	(313)	(8)	(22)	(423)
Balance at December 31, 2022	$14,131	$2,893	$4,787	$139	$21,950

Aging of Receivables
The aging of gross finance receivables was as follows:

	December 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$959,203	$155,596	$308,872	$16,503	$1,440,174
Past due amounts > 90 days	8,095	2,571	3,015	133	13,814
Total	$967,298	$158,167	$311,887	$16,636	$1,453,988

	December 31, 2021
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$950,138	$185,057	$258,514	$20,018	$1,413,727
Past due amounts > 90 days	8,302	2,774	3,796	137	15,009
Total	$958,440	$187,831	$262,310	$20,155	$1,428,736
Past due amounts > 90 days (1)
Still accruing interest	$4,964	$682	$—	$—	$5,646
Not accruing interest	3,338	2,092	3,796	137	9,363
Total	$8,302	$2,774	$3,796	$137	$15,009
(1) In 2021, our policy was to cease financing revenue recognition for sales-type lease receivables that were more than 120 days past due.

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
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class as of December 31, 2022 and 2021.

	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$286,297	$206,511	$140,800	$95,485	$34,721	$12,674	$239,635	$1,016,123
Medium	53,419	40,669	27,013	19,668	6,751	3,441	56,048	207,009
High	6,492	3,840	3,119	1,942	750	508	6,800	23,451
Not Scored	71,435	53,831	29,957	19,232	5,889	1,021	26,040	207,405
Total	$417,643	$304,851	$200,889	$136,327	$48,111	$17,644	$328,523	$1,453,988

	Sales Type Lease Receivables						Loan Receivables	Total
	2021	2020	2019	2018	2017	Prior
Low	$274,191	$195,421	$162,479	$95,661	$33,698	$14,862	$192,161	$968,473
Medium	43,403	34,955	31,038	17,895	6,981	3,619	55,708	193,599
High	5,474	5,017	4,044	2,708	849	889	4,822	23,803
Not Scored	45,644	54,097	47,973	33,998	19,161	12,214	29,774	242,861
Total	$368,712	$289,490	$245,534	$150,262	$60,689	$31,584	$282,465	$1,428,736

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Years Ended December 31,
	2022	2021	2020
Profit recognized at commencement	$134,717	$127,469	$117,359
Interest income	163,485	186,532	206,517
Total lease income from sales-type leases	$298,202	$314,001	$323,876

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

2023	$24,375
2024	17,423
2025	18,656
2026	4,398
2027	2,008
Thereafter	5
Total	$66,865

8. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2022	2021
Machinery and equipment	$673,898	$707,843
Capitalized software	516,816	488,837
Leasehold improvements	127,357	126,456
	1,318,071	1,323,136
Accumulated depreciation	(897,399)	(893,974)
Property, plant and equipment, net	$420,672	$429,162

Rental property and equipment	$111,188	$125,967
Accumulated depreciation	(83,701)	(91,193)
Rental property and equipment, net	$27,487	$34,774

Depreciation expense was $140 million, $132 million and $127 million for the years ended December 31, 2022, 2021 and 2020, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
9. Acquisitions, Divestitures, Intangible Assets and Goodwill
Acquisitions/Divestitures
Effective July 1, 2022, we sold Borderfree for proceeds of $95 million, net of cash transferred, and recognized a pre-tax gain of $5 million, which included a goodwill allocation of $56 million attributable to Borderfree and write-off of intangible assets of $34 million. During 2022, we also received additional proceeds of $7 million related to the 2021 sale of a business and recognized a pre-tax gain of $4 million, and spent $5 million on acquisitions for our Presort Services segment.
During 2021, we sold a U.K. based software consultancy business ("Tacit") acquired as part of our 2017 acquisition of Newgistics. We received net proceeds of $28 million and recognized a pre-tax gain of $10 million (after-tax gain of $4 million), which included a goodwill allocation of $16 million attributable to Tacit. Additionally, we acquired CrescoData for $15 million in cash plus potential additional payments of up to $7 million based on the achievement of revenue targets during 2022-2024. CrescoData is a Singapore based, Platform-as-a-Service business that enables mapping and automating of product, stock and order data between platforms and is included in our SendTech Solutions segment.

Intangible Assets
Intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,715	$(80,188)	$75,527	$268,187	$(141,492)	$126,695
Software & technology	22,000	(19,583)	2,417	21,981	(16,234)	5,747
Total intangible assets, net	$177,715	$(99,771)	$77,944	$290,168	$(157,726)	$132,442

Amortization expense was $24 million, $30 million and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Future amortization expense for intangible assets at December 31, 2022 is as follows:

2023	$15,724
2024	15,724
2025	15,520
2026	14,530
2027	11,475
Thereafter	4,971
Total	$77,944
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Goodwill
During 2022, we determined that the agreement to sell Borderfree was a triggering event and an impairment test was performed as of July 1, 2022. Further, we determined that the shortfall in fourth quarter performance of the Global Ecommerce reporting unit was an additional triggering event. Accordingly, we performed another goodwill impairment test as of December 31, 2022 to assess whether the goodwill of the Global Ecommerce reporting unit was impaired. We engaged a third-party to assist in the determination of the reporting unit fair value. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins and operating income, and discount rate.
The results of our annual test and triggering event tests indicated that the fair value of the Global Ecommerce reporting unit exceeded its carrying value and no impairment existed. However, the estimated fair value of the reporting unit at December 31, 2022 exceeded its carrying value by less than 10%. Further, the judgements and assumptions used to estimate the fair value of the reporting unit are inherently subjective and changes in any of these judgements or assumptions used to determine the fair value of this reporting unit at December 31, 2022 could result in a different fair value determination in a future period. The carrying value of goodwill for the Global Ecommerce reporting unit at December 31, 2022 was $339 million.
Events and circumstances that could change our original judgements and assumptions and materially impact the fair value determination of the Global Ecommerce reporting unit, include, but are not limited to, continued financial and operating performance below expectations, reduced consumer spending due to inflationary pressures and rising prices, a continued and prolonged slow-down in economic activity, increased competition and pricing pressures, changing consumer behaviors, our ability to increase volumes, gain economies of scale and improve margins, and rising interest rates.

Changes in the carrying amount of goodwill by reporting segment are shown in the tables below.

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2021	Acquisitions/(dispositions)	FX Impact	December 31, 2022
Global Ecommerce	$593,231	$(198,169)	$395,062	$(55,878)	$—	$339,184
Presort Services	220,992	—	220,992	2,771	—	223,763
SendTech Solutions	519,049	—	519,049	—	(15,045)	504,004
Total goodwill	$1,333,272	$(198,169)	$1,135,103	$(53,107)	$(15,045)	$1,066,951

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2020	Acquisitions/(dispositions)	FX Impact	December 31, 2021
Global Ecommerce	$609,431	$(198,169)	$411,262	$(16,200)	$—	$395,062
Presort Services	220,992	—	220,992	—	—	220,992
SendTech Solutions	520,031	—	520,031	13,804	(14,786)	519,049
Total goodwill	$1,350,454	$(198,169)	$1,152,285	$(2,396)	$(14,786)	$1,135,103

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

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$29,087	$238,536	$—	$267,623
Equity securities	—	13,233	—	13,233
Commingled fixed income securities	1,520	6,526	—	8,046
Government and related securities	10,253	18,796	—	29,049
Corporate debt securities	—	52,319	—	52,319
Mortgage-backed / asset-backed securities	—	126,882	—	126,882
Derivatives
Interest rate swaps	—	15,283	—	15,283
Foreign exchange contracts	—	479	—	479
Total assets	$40,860	$472,054	$—	$512,914
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,472)	$—	$(1,472)
Total liabilities	$—	$(1,472)	$—	$(1,472)

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities consisted of the following:

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,744	$11	$(8,210)	$27,545
Corporate debt securities	66,300	—	(13,981)	52,319
Commingled fixed income securities	1,749	—	(229)	1,520
Mortgage-backed / asset-backed securities	156,352	—	(29,470)	126,882
Total	$260,145	$11	$(51,890)	$208,266

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$36,160	$81	$(1,012)	$35,229
Corporate debt securities	67,906	259	(2,998)	65,167
Commingled fixed income securities	1,725	—	(33)	1,692
Mortgage-backed / asset-backed securities	176,559	144	(4,685)	172,018
Total	$282,350	$484	$(8,728)	$274,106

Investment securities in a loss position were as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$17,063	$2,753	$16,018	$579
Corporate debt securities	48,812	13,749	51,385	2,658
Mortgage-backed / asset-backed securities	114,839	28,040	135,441	4,057
Total	$180,714	$44,542	$202,844	$7,294

Less than 12 continuous months
Government and related securities	$10,061	$5,457	$15,438	$433
Corporate debt securities	3,508	232	8,859	339
Commingled fixed income securities	1,520	229	1,692	33
Mortgage-backed / asset-backed securities	12,042	1,430	30,754	629
Total	$27,131	$7,348	$56,743	$1,434
At December 31, 2022, approximately 99% of total securities in the investment portfolio were in a net loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant. Our allowance for credit losses on available-for-sale investment securities is not significant.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
At December 31, 2022, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,115	$1,882
After 1 year through 5 years	15,731	14,190
After 5 years through 10 years	73,002	59,117
After 10 years	169,297	133,077
Total	$260,145	$208,266
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.

Held-to-Maturity Securities
Held-to-maturity securities at December 31, 2022 and 2021 totaled $22 million and $20 million, respectively.

Simple Agreement for Future Equity (SAFE) Investment
In October 2022, we invested $10 million in Ambi Robotics Inc., a robotics solutions company, via a SAFE arrangement. The SAFE investment provides us the right to participate in future equity offerings by Ambi Robotics Inc. The investment is carried at cost and recorded in Other assets. The carrying value of the investment could be increased or decreased based on future observable transactions by Ambi Robotics Inc.

Derivative Instruments
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both December 31, 2022 and 2021, outstanding contracts associated with these anticipated transactions had a notional amount of $1 million. The amounts included in AOCL at December 31, 2022 will be recognized in earnings within the next 12 months.

Interest Rate Swaps
We enter into interest rate swaps to manage the cost of our variable rate debt. At December 31, 2022, we had outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. These swaps are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The fair value of our derivative instruments was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$15	$21
	Accounts payable and accrued liabilities	(23)	(10)
Interest rate swaps	Other assets	15,283	3,103

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	464	2,453
	Accounts payable and accrued liabilities	(1,449)	(294)

	Total derivative assets	15,762	5,577
	Total derivative liabilities	(1,472)	(304)
	Total net derivative asset	$14,290	$5,273
No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2022	2021		2022	2021
Foreign exchange contracts	$159	$198	Revenue	$—	$289
			Cost of sales	178	(117)
Interest rate swaps	12,180	5,266	Interest Expense	549	(366)
	$12,339	$5,464		$727	$(194)

Non-designated derivative instruments
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2022 mature over the next three months.

The following represents the mark-to-market adjustment on our non-designated derivative instruments:

		Years Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2022	2021
Foreign exchange contracts	Selling, general and administrative expense	$(28,228)	$(4,540)

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

	December 31,
	2022	2021
Carrying value	$2,205,266	$2,323,838
Fair value	$1,856,878	$2,355,894

11. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts receivable is presented below.

	Balance at beginning of year	Cumulative effect of accounting change	Amounts charged to expense	Write-offs, recoveries and other	Balance at end of year	Accounts and other receivables	Other assets
2022	$29,179	$—	$6,421	$(29,736)	$5,864	$5,344	$520
2021	$35,344	$—	$9,355	$(15,520)	$29,179	$11,168	$18,011
2020	$17,830	$15,336	$19,789	$(17,611)	$35,344	$18,899	$16,445

Other (income) expense consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Loss on redemption/refinancing of debt	$4,993	$56,209	$36,987
Insurance proceeds	—	(3,000)	(16,928)
Gain on sale of assets	(14,372)	(1,434)	(11,908)
Gain on sale of businesses, including transaction costs	(12,239)	(10,201)	—
Other (income) expense	$(21,618)	$41,574	$8,151
In 2022, we entered into a sale and leaseback agreement for our Shelton, Connecticut office building and received proceeds of $51 million and recognized a gain of $14 million. The gain on sale of businesses includes a $5 million gain on the sale of Borderfree and a gain of $7 million on proceeds of $16 million related to prior year business sales.

Supplemental cash flow information is as follows:

	Years Ended December 31,
	2022	2021	2020
Purchases of property and equipment in accounts payable	$5,213	$5,305	$16,098
Cash interest paid	$134,247	$124,084	$151,857
Cash income tax payments, net of refunds	$14,553	$4,337	$20,185

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Selected balance sheet information is as follows:

	December 31,
	2022	2021
Other assets:
Long-term investments	$259,977	$333,052
Other (net of allowance of $520 and $18,011, respectively)	120,442	138,032
Total	$380,419	$471,084

Accounts payable and accrued liabilities:
Accounts payable	$315,351	$310,993
Customer deposits	209,662	185,528
Employee related liabilities	216,273	233,876
Other	165,797	192,146
Total	$907,083	$922,543

Other noncurrent liabilities:
Pension liabilities	$74,681	$115,457
Postretirement medical benefits	87,745	126,675
Other	65,303	66,596
Total	$227,729	$308,728

12. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at December 31, 2020	$10,063
Expenses, net	19,003
Cash payments	(21,990)
Noncash activity	(1,329)
Balance at December 31, 2021	5,747
Expenses, net	18,715
Cash payments	(15,406)
Noncash activity	(1,409)
Balance at December 31, 2022	$7,647
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
13. Debt

		December 31,
	Interest rate	2022	2021
Notes due April 2023	6.20%	$—	$90,259
Notes due March 2024	4.625%	236,749	242,603
Term loan due March 2026	SOFR + 2.0%	351,500	370,500
Notes due March 2027	6.875%	396,750	400,000
Term loan due March 2028	SOFR + 4.0%	442,125	446,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		2,446	3,685
Principal amount		2,240,411	2,364,513
Less: unamortized costs, net		35,145	40,675
Total debt		2,205,266	2,323,838
Less: current portion long-term debt		32,764	24,739
Long-term debt		$2,172,502	$2,299,099

During 2022, we redeemed the April 2023 notes and recognized a $5 million pre-tax loss in connection with this redemption. We also made scheduled principal repayments of $24 million on our term loans and repurchased $6 million of the March 2024 notes and $3 million of the March 2027 notes in the open market. Through February 16, 2023, we have purchased an additional aggregate $12 million of the March 2024 notes and March 2027 notes.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At December 31, 2022, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. In December 2022, we amended this credit facility to adjust our financial covenants and provide additional financial flexibility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.

We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. Under the terms of these agreements, we pay fixed-rate interest of 0.56% and receive variable-rate interest based on one-month LIBOR. The variable interest rate under the term loans and the swaps reset monthly.

At December 31, 2022, the interest rate of the 2026 Term Loan was 6.4% and the interest rate on the 2028 Term Loan was 8.4%.

The PB Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank (FHLB) of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of December 31, 2022, the Bank had yet to apply for any advances. The Bank was required to purchase an equity interest in the FHLB of $1 million as a condition of membership. The equity interest investment is carried at cost since there is no readily determinable fair value as there is no actively traded market and investment is restricted to members only.

Annual maturities of outstanding principal at December 31, 2022 are as follows:

2023	$32,739
2024	280,956
2025	50,500
2026	244,500
2027	401,250
Thereafter	1,230,466
Total	$2,240,411

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Retirement Plans and Postretirement Medical Benefits

Retirement Plans
We provide retirement benefits to eligible employees in the U.S. and outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our defined benefit plans have been frozen. The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2022	2021	2022	2021
Accumulated benefit obligation	$1,205,135	$1,609,125	$447,401	$762,558

Projected benefit obligation
Benefit obligation - beginning of year	$1,609,508	$1,729,959	$770,468	$830,674
Service cost	55	102	1,214	1,528
Interest cost	44,348	42,434	13,568	11,811
Net actuarial gain	(349,261)	(53,133)	(242,488)	(37,197)
Foreign currency changes	—	—	(68,519)	(10,747)
Settlements	(1,574)	(1,429)	—	—
Benefits paid	(97,893)	(108,425)	(22,906)	(25,601)
Benefit obligation - end of year	$1,205,183	$1,609,508	$451,337	$770,468

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,549,157	$1,601,786	$737,443	$742,639
Actual return on plan assets	(293,968)	51,828	(218,325)	17,929
Company contributions	5,639	5,397	8,731	9,686
Settlements	(1,574)	(1,429)	—	—
Foreign currency changes	—	—	(66,540)	(7,210)
Benefits paid	(97,893)	(108,425)	(22,906)	(25,601)
Fair value of plan assets - end of year	$1,161,361	$1,549,157	$438,403	$737,443

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$—	$—	$26,570	$29,309
Current liability	(7,294)	(5,883)	(1,351)	(1,345)
Noncurrent liability	(36,528)	(54,468)	(38,153)	(60,989)
Funded status	$(43,822)	$(60,351)	$(12,934)	$(33,025)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets:

	United States		Foreign
	2022	2021	2022	2021
Projected benefit obligation	$1,205,183	$1,609,508	$38,238	$59,859
Accumulated benefit obligation	$1,205,135	$1,609,125	$37,972	$59,352
Fair value of plan assets	$1,161,361	$1,549,157	$—	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2022	2021	2022	2021
Net actuarial loss	$698,815	$716,585	$297,753	$301,913
Prior service (credit) cost	(105)	(149)	7,552	7,804
Transition asset	—	—	(7)	(7)
Total	$698,710	$716,436	$305,298	$309,710

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2022	2021	2020	2022	2021	2020
Service cost	$55	$102	$86	$1,214	$1,528	$1,650
Interest cost	44,348	42,434	52,103	13,568	11,811	13,379
Expected return on plan assets	(71,080)	(77,119)	(84,719)	(26,770)	(31,869)	(34,391)
Amortization of net transition asset	—	—	—	—	—	(4)
Amortization of prior service (credit) cost	(44)	(60)	(60)	252	268	245
Amortization of net actuarial loss	33,164	38,233	32,490	6,767	9,350	7,842
Settlements	394	551	1,364	—	—	5,060
Net periodic benefit cost (income)	$6,837	$4,141	$1,264	$(4,969)	$(8,912)	$(6,219)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2022	2021	2022	2021
Net actuarial loss (gain)	$15,788	$(27,842)	$2,607	$(23,257)
Amortization of net actuarial loss	(33,164)	(38,233)	(6,767)	(9,350)
Amortization of prior service credit (cost)	44	60	(252)	(268)
Settlements	(394)	(551)	—	—
Total recognized in other comprehensive income	$(17,726)	$(66,566)	$(4,412)	$(32,875)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Weighted-average actuarial assumptions used to determine year end benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2022			2021			2020
United States
Used to determine benefit obligations
Discount rate	5.55%			2.85%			2.54%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	2.85%			2.54%			3.34%
Expected return on plan assets	5.10%			5.60%			6.25%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	1.95%	-	5.10%	0.85%	-	2.85%	0.70%	-	2.40%
Rate of compensation increase	2.00%	-	3.00%	1.50%	-	3.65%	1.50%	-	2.50%

Used to determine net periodic benefit cost
Discount rate	0.85%	-	2.85%	0.70%	-	2.40%	0.65%	-	2.95%
Expected return on plan assets	3.75%	-	5.75%	3.50%	-	5.75%	4.25%	-	6.00%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	2.50%	1.50%	-	2.50%

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
The expected return on plan assets is based on the target asset allocation for the applicable pension plan and expected rates of return for various asset classes in the investment portfolio after analyzing historical experience, future expectations of returns and volatility of asset classes.

Investment Strategy and Asset Allocation
The investment strategy for our pension plans is to maximize returns within reasonable and prudent risk levels, achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and earn the expected rate of return while adhering to regulations and restrictions.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
U.S. Pension Plans
Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2023	2022	2021
Asset category
Equities	16%	15%	18%
Multi-asset credit	2%	2%	3%
Fixed income	76%	74%	73%
Real estate	5%	8%	5%
Private equity	1%	1%	1%
Total	100%	100%	100%

Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Target and actual asset allocations for the U.K. Plan, which comprises 73% of the total foreign pension plan assets, were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2023	2022	2021
Asset category
Global equities	10%	8%	12%
Fixed income	70%	70%	69%
Real estate	10%	13%	9%
Diversified growth	10%	8%	9%
Cash	—%	1%	1%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets, by level within the fair value hierarchy. The plan asset categories presented in the following tables are subsets of the broader asset allocation categories.

United States Pension Plans

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,623	$—	$10,623
Equity securities	—	137,505	—	137,505
Commingled fixed income securities	—	220,281	—	220,281
Government and related securities	114,084	21,479	—	135,563
Corporate debt securities	—	527,407	—	527,407
Mortgage-backed /asset-backed securities	—	26,450	—	26,450
Real estate	—	—	91,500	91,500
Securities lending collateral	—	113,802	—	113,802
Total plan assets at fair value	$114,084	$1,057,547	$91,500	$1,263,131
Securities lending payable				(113,802)
Investments valued at NAV				10,416
Cash				3,525
Other				(1,909)
Fair value of plan assets				$1,161,361

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$3,725	$—	$3,725
Equity securities	—	195,037	—	195,037
Commingled fixed income securities	—	229,300	—	229,300
Government and related securities	202,416	26,582	—	228,998
Corporate debt securities	—	771,529	—	771,529
Mortgage-backed /asset-backed securities	—	12,486	—	12,486
Real estate	—	—	77,494	77,494
Securities lending collateral	—	145,855	—	145,855
Total plan assets at fair value	$202,416	$1,384,514	$77,494	$1,664,424
Securities lending payable				(145,855)
Investments valued at NAV				16,820
Cash				20,569
Other				(6,801)
Fair value of plan assets				$1,549,157

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Foreign Plans

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$8,338	$—	$8,338
Equity securities	—	42,717	—	42,717
Commingled fixed income securities	—	247,337	—	247,337
Government and related securities	—	35,887	—	35,887
Corporate debt securities	—	26,336	—	26,336
Real estate	—	4,446	42,980	47,426
Diversified growth funds	—	—	24,394	24,394
Total plan assets at fair value	$—	$365,061	$67,374	$432,435
Cash				5,485
Other				483
Fair value of plan assets				$438,403

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$8,577	$—	$8,577
Equity securities	—	96,596	—	96,596
Commingled fixed income securities	—	431,845	—	431,845
Government and related securities	—	46,522	—	46,522
Corporate debt securities	—	33,583	—	33,583
Real estate	—	7,168	52,491	59,659
Diversified growth funds	—	—	52,169	52,169
Total plan assets at fair value	$—	$624,291	$104,660	$728,951
Cash				7,966
Other				526
Fair value of plan assets				$737,443

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

Investments Valued at Net Asset Value
Represents investments in private equity limited partnerships that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient and are not categorized in the fair value hierarchy. There is no active market for these investments and the pension plan receives a proportionate share of the gains, losses and expenses in accordance with the partnership agreements. There was a remaining unfunded commitment of $6 million and $8 million at December 31, 2022 and 2021, respectively. These investments comprise 1% of total U.S. Pension Fund assets at both December 31, 2022 and 2021.

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets:

	U.S. Plans	Foreign Plans
	Real estate	Real estate	Diversified Growth Funds
Balance at December 31, 2020	$69,347	$45,275	$50,750
Realized gains	1,791	—	—
Unrealized losses	6,958	6,357	1,995
Net purchases, sales and settlements	(602)	1,663	—
Foreign currency and other	—	(804)	(576)
Balance at December 31, 2021	77,494	52,491	52,169
Realized gains	1,058	—	—
Unrealized gains (losses)	12,666	(6,741)	(5,933)
Net purchases, sales and settlements	282	1,729	(16,474)
Foreign currency and other	—	(4,499)	(5,368)
Balance at December 31, 2022	$91,500	$42,980	$24,394

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Postretirement Medical Benefits
We provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. The benefit obligation and funded status for postretirement medical benefit plans are as follows:

	2022	2021
Benefit obligation
Benefit obligation - beginning of year	$139,516	$169,210
Service cost	731	909
Interest cost	3,679	3,755
Net actuarial gain	(31,512)	(22,305)
Foreign currency changes	(740)	123
Benefits paid, net	(12,399)	(12,176)
Benefit obligation - end of year (1)	$99,275	$139,516

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	12,399	12,176
Benefits paid, net	(12,399)	(12,176)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(11,530)	$(12,841)
Non-current liability	(87,745)	(126,675)
Funded status	$(99,275)	$(139,516)
(1)    The benefit obligation for U.S. postretirement medical benefits plan was $90 million and $126 million at December 31, 2022 and 2021, respectively.

Pretax amounts recognized in AOCL consist of:

	2022	2021
Net actuarial (gain) loss	$(16,405)	$15,175

The components of net periodic benefit cost for postretirement medical benefit plans were as follows:

	2022	2021	2020
Service cost	$731	$909	$885
Interest cost	3,679	3,755	4,993
Amortization of prior service cost	—	129	373
Amortization of net actuarial loss	68	4,090	3,198
Net periodic benefit cost	$4,478	$8,883	$9,449

Other changes in benefit obligation for postretirement medical benefit plans recognized in other comprehensive income were as follows:

	2022	2021
Net actuarial gain	$(31,512)	$(22,305)
Amortization of net actuarial loss	(68)	(4,090)
Amortization of prior service cost	—	(129)
Total recognized in other comprehensive income	$(31,580)	$(26,524)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2022	2021	2020
Discount rate used to determine benefit obligation
U.S.	5.60%	2.80%	2.35%
Canada	5.15%	2.90%	2.50%

Discount rate used to determine net period benefit cost
U.S.	2.80%	2.35%	3.20%
Canada	2.90%	2.50%	3.00%

The discount rate for our U.S. postretirement medical benefit plan is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our Canada postretirement medical benefit plan is determined by matching the expected cash flows associated with our benefit obligations to spot rates along a yield curve developed based on yields of corporate long-term, high-quality fixed income debt instruments available as of the measurement date.
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.5% for 2022 and 6.8% for 2021. The assumed health care trend rate is 6.75% for 2023 and will gradually decline to 5.0% by the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Postretirement Medical Benefits
2023	$128,361	$11,561
2024	121,948	11,076
2025	122,072	10,568
2026	120,822	10,072
2027	119,912	9,523
Thereafter	582,503	39,736
	$1,195,618	$92,536

During 2023, we do not anticipate making contributions to our U.S. pension plans and estimate contributing approximately $14 million to our foreign pension plans.

Savings Plans
We offer a voluntary defined contribution 401(k) plan to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and an additional contribution to participating employees based on their eligible pay. Total employer contributions to the 401(k) plan were $28 million in 2022 and $27 million in 2021.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
15. Income Taxes

Income (loss) from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020
U.S.	$(39,294)	$(85,258)	$(243,760)
International	79,174	77,843	60,391
Total	$39,880	$(7,415)	$(183,369)

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2022	2021	2020
U.S. Federal:
Current	$223	$(7,419)	$(10,582)
Deferred	(12,284)	(13,825)	6,516
	(12,061)	(21,244)	(4,066)
U.S. State and Local:
Current	(9,716)	5,401	(2,569)
Deferred	7,137	(5,827)	4,100
	(2,579)	(426)	1,531
International:
Current	8,745	10,979	4,993
Deferred	8,835	(231)	4,664
	17,580	10,748	9,657

Total current	(748)	8,961	(8,158)
Total deferred	3,688	(19,883)	15,280
Total provision (benefit) for income taxes	$2,940	$(10,922)	$7,122

Effective tax rate	7.4%	147.3%	(3.9)%
The effective tax rate for 2022 includes a tax benefit of $5 million on the pre-tax gain of $5 million from the Borderfree sale as the tax basis was higher than book basis and a $1 million benefit associated with the 2019 sale of a business.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2022	2021	2020
Federal statutory provision	$8,375	$(1,558)	$(38,507)
State and local income taxes (1)	(1,612)	(336)	1,209
Impact of foreign operations taxed at rates other than the U.S. statutory rate (2)	3,349	(2,220)	(3,345)
Accrual/release of uncertain tax amounts related to foreign operations	(2,753)	(7,288)	1,802
U.S. tax impacts of foreign income in the U.S. (3)	1,089	4,441	(2,300)
CARES Act carryback benefit	—	(2,270)	(1,646)
Tax credits	(850)	(500)	(750)
Unrealized stock compensation benefits	572	(505)	2,312
Surrender of company-owned life insurance policies	—	—	10,313
Goodwill impairment	—	—	40,328
Borderfree tax basis differences	(5,610)	—	—
Other, net (4)	380	(686)	(2,294)
Provision (benefit) for income taxes	$2,940	$(10,922)	$7,122
(1)    Includes a benefit of $1 million related to tax resolutions and a benefit of $1 million for tax return true-ups for the year ended December 31, 2022 and a charge of $2 million for the surrender of company-owned life insurance for the year ended December 31, 2020.
(2)    Includes a charge of $2 million for a deferred rate change and a charge of $1 million for the establishment of a valuation allowance for the year ended December 31, 2022, a benefit of $5 million for a deferred rate change for the year ended December 31, 2021, and a benefit of $3 million for tax balance corrections and a deferred tax rate change benefit of $2 million for the year ended December 31, 2020.
(3)    Includes a benefit of $1 million associated with the sale of a 2019 business for the year ended December 31, 2022.
(4)     Includes a $3 million benefit from an affiliate reorganization and charge of $3 million related to the sale of a business for the year ended December 31, 2021, and a $2 million benefit related to tax balance corrections and a $1 million charge related to interest for the year ended December 31, 2020.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Deferred tax liabilities and assets consisted of the following:

	December 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$(51,717)	$(85,544)
Deferred profit (for tax purposes) on sale to finance subsidiary	(26,765)	(26,745)
Lease revenue and related depreciation	(216,282)	(202,862)
Intangible assets	(65,916)	(76,672)
Operating lease liability	(73,403)	(46,496)
Other	(27,366)	(25,438)
Gross deferred tax liabilities	(461,449)	(463,757)

Deferred tax assets:
Postretirement medical benefits	24,892	34,681
Pension	9,640	20,472
Operating lease asset	78,765	52,271
Long-term incentives	12,946	12,308
Net operating and capital losses	130,640	125,699
Tax credit carry forwards	66,256	65,931
Section 163j carryforward	23,917	10,556
Tax uncertainties gross-up	4,982	6,929
Other	50,345	38,641
Gross deferred tax assets	402,383	367,488
Less: Valuation allowance	(157,450)	(121,778)
Net deferred tax assets	244,933	245,710
Total deferred taxes, net	$(216,516)	$(218,047)
The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that will more-likely-than-not expire unutilized.

We have a federal net operating loss carryforward of $48 million as of December 31, 2022, the majority of which has an indefinite carryforward period. We have net operating loss carryforwards in international jurisdictions of $153 million as of December 31, 2022, of which $139 million can be carried forward indefinitely and the remainder expire over the next 20 years. We also have net operating loss carryforwards in most states totaling $932 million that will expire over the next 20 years. In addition, we have tax credit carryforwards of $66 million, of which $51 million can be carried forward indefinitely and the remainder expire over the next 10 years.

As of December 31, 2022, we assert that we are permanently reinvested in our pre-1987 and post-2017 undistributed earnings of $307 million as well as all other outside basis differences. While a determination of the full liability that would be incurred if these earnings were repatriated is not practicable, we have estimated the withholding taxes would be approximately $3 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$45,072	$50,064	$60,302
Increases from prior period positions	6	3,016	2,147
Decreases from prior period positions	(6,830)	(4,247)	(47)
Increases from current period positions	340	492	3,472
Decreases relating to settlements with tax authorities	(1,966)	(1,270)	(12,508)
Reductions from lapse of applicable statute of limitations	(3,322)	(2,983)	(3,302)
Balance at end of year	$33,300	$45,072	$50,064
The amount of the unrecognized tax benefits at December 31, 2022, 2021 and 2020 that would affect the effective tax rate if recognized was $29 million, $39 million and $44 million, respectively.
On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 20% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Amounts included in our provision for income taxes related to interest and penalties on uncertain tax positions for each of the years ended December 31, 2022, 2021 and 2020 were not significant. We had approximately $3 million and $4 million accrued for the payment of interest and penalties at December 31, 2022 and 2021, respectively.

Other Tax Matters
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2019 are closed to audit, except for review of the Tax Cuts and Jobs Act (TCJA) Sec 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2017. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2017 except for a specific issue under current exam, and France, Germany and the U.K. are closed through 2019, 2016, and 2020 respectively. We also have other less significant tax filings currently subject to examination.
We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments. However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material positive or negative impact on our results of operations, financial position and cash flows.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
17. Leased Assets and Liabilities

We lease real estate and equipment under operating and finance lease agreements. Our leases have terms of up to 15 years, and may include renewal options. At lease commencement, a lease liability and corresponding right-of-use asset is recognized. Lease liabilities represent the present value of future lease payments over the expected lease term, including options to extend or terminate the lease when it is reasonably certain those options will be exercised. Lease payments include all fixed payments and variable payments tied to an index, but exclude costs such as common area maintenance charges, property taxes, insurance and mileage. The present value of the lease liability is determined using our incremental borrowing rate at lease commencement. Information regarding operating and financing leases is as follows:

Leases	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease assets	$296,129	$208,428
Finance	Property, plant and equipment, net	54,063	46,770
Total leased assets		$350,192	$255,198

Liabilities
Operating	Current operating lease liabilities	$52,576	$40,299
	Noncurrent operating lease liabilities	265,696	192,092
Finance	Accounts payable and accrued liabilities	11,690	10,694
	Other noncurrent liabilities	43,858	39,535
Total lease liabilities		$373,820	$282,620

	Years Ended December 31,
Lease Cost	2022	2021	2020
Operating lease expense	$67,041	$62,269	$54,718
Finance lease expense
Amortization of leased assets	12,321	9,191	3,792
Interest on lease liabilities	3,323	2,826	949
Variable lease expense	26,870	33,924	21,413
Sublease income	(1,086)	(1,761)	(979)
Total expense	$108,469	$106,449	$79,893
Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
2023	$73,846	$14,689	$88,535
2024	69,552	13,378	82,930
2025	63,096	11,697	74,793
2026	53,016	9,989	63,005
2027	46,496	8,178	54,674
Thereafter	98,880	6,721	105,601
Total	404,886	64,652	469,538
Less: present value discount	86,614	9,104	95,718
Lease liability	$318,272	$55,548	$373,820
Future lease payments exclude $53 million of payments for leases signed but not yet commenced at December 31, 2022.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	6.4 years	6.7 years
Finance leases	5.1 years	5.5 years
Weighted-average discount rate
Operating leases	8.2%	6.5%
Finance leases	6.2%	6%

	Years Ended December 31,
Cash Flow Information	2022	2021	2020
Operating cash outflows - operating leases	$65,012	$59,748	$52,565
Operating cash outflows - finance leases	$3,323	$2,826	$949
Financing cash outflows - finance leases	$11,091	$7,707	$4,223

Leased assets obtained in exchange for new lease obligations
Operating leases	$135,359	$48,662	$38,641
Finance leases	$20,927	$30,840	$17,741

18. Stockholders' Equity
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2019	170,448,943	152,888,969
Issuance of treasury stock	1,526,245	(1,526,245)
Balance at December 31, 2020	171,975,188	151,362,724
Issuance of treasury stock	2,756,207	(2,756,207)
Balance at December 31, 2021	174,731,395	148,606,517
Repurchases of common stock	(2,750,000)	2,750,000
Issuance of treasury stock	2,049,192	(2,049,192)
Balance at December 31, 2022	174,030,587	149,307,325

At December 31, 2022, 35,385,343 shares were reserved for issuance under our stock plans and dividend reinvestment program.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
19. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss were as follows:

	Gain (Loss) Reclassified from AOCL (a)
	Years Ended December 31,
	2022	2021	2020
Cash flow hedges
Revenue	$—	$289	$(161)
Cost of sales	178	(117)	11
Interest expense	549	(366)	—
Total before tax	727	(194)	(150)
Tax (benefit) provision	181	(49)	(37)
Net of tax	$546	$(145)	$(113)

Available for sale securities
Financing revenue	$(9)	$(6)	$10,124
Selling, general and administrative expense	—	(7)	231
Total before tax	(9)	(13)	10,355
Tax (benefit) provision	(2)	(2)	2,589
Net of tax	$(7)	$(11)	$7,766

Pension and Postretirement Benefit Plans (b)
Transition asset	$—	$—	$4
Prior service costs	(208)	(337)	(558)
Actuarial losses	(39,999)	(51,673)	(43,530)
Settlement	(394)	(551)	(6,424)
Total before tax	(40,601)	(52,561)	(50,508)
Tax benefit	(9,315)	(12,755)	(11,930)
Net of tax	$(31,286)	$(39,806)	$(38,578)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income.
(b)     Reclassified from accumulated other comprehensive loss to other components of net pension and postretirement cost. These amounts are included in net periodic costs for defined benefit pension plans and postretirement medical benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at December 31, 2019	$337	$2,849	$(819,018)	$(24,311)	$(840,143)
Other comprehensive loss before reclassifications	(1,861)	5,319	(70,623)	37,252	(29,913)
Amounts reclassified from accumulated other comprehensive loss	113	(7,766)	38,578	—	30,925
Net other comprehensive income	(1,748)	(2,447)	(32,045)	37,252	1,012
Balance at December 31, 2020	(1,411)	402	(851,063)	12,941	(839,131)
Other comprehensive (loss) income before reclassifications	5,069	(6,662)	54,618	(34,168)	18,857
Amounts reclassified from accumulated other comprehensive loss	145	11	39,806	—	39,962
Net other comprehensive (loss) income	5,214	(6,651)	94,424	(34,168)	58,819
Balance at December 31, 2021	3,803	(6,249)	(756,639)	(21,227)	(780,312)
Other comprehensive income (loss) before reclassifications	9,246	(33,198)	9,297	(71,344)	(85,999)
Amounts reclassified from accumulated other comprehensive loss	(546)	7	31,286	—	30,747
Net other comprehensive income (loss)	8,700	(33,191)	40,583	(71,344)	(55,252)
Balance at December 31, 2022	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)

20. Stock-Based Compensation Plans

We may grant restricted stock units, non-qualified stock options and other stock awards to eligible employees. All stock-based awards are approved by the Executive Compensation Committee of the Board of Directors. We settle stock awards with treasury shares. At December 31, 2022, there were 17,217,552 shares available for future grants.

Restricted Stock Units
Restricted stock units (RSUs) typically vest ratably over a three-year service period and entitle the holder to shares of common stock as the units vest. The following table summarizes information about RSUs:

	2022		2021
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	5,738,293	$6.95	6,560,372	$6.27
Granted	5,280,429	4.82	2,100,126	8.36
Vested	(2,221,027)	6.10	(2,504,189)	6.72
Forfeited	(1,599,940)	4.69	(418,016)	6.61
Outstanding - end of the year	7,197,755	$6.09	5,738,293	$6.95

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2022, there was $11 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of RSUs outstanding at December 31, 2022 was $27 million. The fair value of RSUs vested during 2022, 2021 and 2020 was $11 million, $22 million and $6 million, respectively. During 2020, we granted 4,123,544 RSUs at a weighted average fair value of $3.92.

In 2022 and 2021, we granted 158,416 and 121,455 RSUs, respectively, to non-employee directors. These RSUs vest one year from the grant date.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Performance Stock Units
Performance stock units (PSUs) are stock awards where the number of shares ultimately received by the employee is conditional upon the attainment of certain performance targets and total shareholder return relative to peer companies. PSUs vest at the end of a three-year service period. There were no PSU awards granted since 2020 and the award period for the final award granted in 2019 closed in 2022. Awards outstanding at December 31, 2022 represent awards that have been deferred and will be issued at a later date.

The following table summarizes share information about PSUs:

	2022		2021
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	1,009,091	$6.60	1,730,002	$9.31
Vested	(197,471)	6.73	(287,109)	9.33
Forfeited	—	—	(433,802)	9.33
Outstanding - end of the year	811,620	$9.57	1,009,091	$6.60

Stock Options
Stock options are granted at an exercise price equal to or greater than the market price of our common stock on the grant date. Options vest ratably over three years and expire ten years from the grant date. At December 31, 2022, there was less than $1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. The intrinsic value of options outstanding and exercisable at December 31, 2022 was not significant.

The following table summarizes information about stock option activity:

	2022		2021
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	11,120,069	$10.65	12,814,365	$11.81
Granted	—	—	737,842	8.48
Exercised	—	—	(777,429)	6.11
Canceled	(93,021)	8.09	(604,101)	11.71
Expired	(1,000,000)	18.29	(1,050,608)	25.85
Options outstanding - end of the year	10,027,048	$9.91	11,120,069	$10.65
Options exercisable - end of the year	8,912,286	$10.42	8,853,859	$11.94

During 2020, 33,501 stock options were exercised at a weighted average fair value of $6.82.

The following table provides additional information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$3.98 - $7.24	4,605,995	$5.14	6.5 years	3,905,829	$5.31	6.4 years
$8.21 - $13.16	3,674,457	$12.05	5.1 years	3,259,861	$12.49	4.8 years
$16.82 - $23.94	1,746,596	$17.94	2.5 years	1,746,596	$17.94	2.5 years
	10,027,048	$9.91	5.3 years	8,912,286	$10.42	5.0 years

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following table lists the weighted average of assumptions used to calculate the fair value of stock options granted:

	Years Ended December 31,
	2021	2020
Expected dividend yield	2.4%	5.0%
Expected stock price volatility	70.0%	43.0%
Risk-free interest rate	1.1%	1.5%
Expected life	7 years	7 years
Weighted-average fair value per option granted	$4.53	$1.01
Fair value of options granted	$3,342	$2,830

Employee Stock Purchase Plan (ESPP)
We maintain a non-compensatory ESPP that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 381,229 shares and 182,899 shares in 2022 and 2021, respectively. We have reserved 1,437,498 common shares for future purchase under the ESPP.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Valuation allowance for deferred tax asset
2022	$121,778	$44,188	$(8,516)	$157,450
2021	$116,543	$7,490	$(2,255)	$121,778
2020	$110,781	$23,150	$(17,388)	$116,543