Form 10-Q
period 2023-03-31
PITNEY BOWES INC /DE/
filed 2023-05-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, 175,625,660 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Business services	$523,491	$597,384
Support services	105,284	110,352
Financing	67,049	72,029
Equipment sales	82,610	89,296
Supplies	38,835	41,061
Rentals	17,269	16,820
Total revenue	834,538	926,942
Costs and expenses:
Cost of business services	446,317	503,215
Cost of support services	36,840	37,134
Financing interest expense	14,536	11,602
Cost of equipment sales	57,171	63,771
Cost of supplies	11,225	11,517
Cost of rentals	5,428	5,309
Selling, general and administrative	242,120	242,785
Research and development	10,493	11,334
Restructuring charges	3,599	4,184
Interest expense, net	22,342	22,124
Other components of net pension and postretirement (income) cost	(1,710)	844
Other income, net	(2,836)	(11,901)
Total costs and expenses	845,525	901,918
(Loss) income before taxes	(10,987)	25,024
(Benefit) provision for income taxes	(3,250)	4,203
Net (loss) income	$(7,737)	$20,821

Basic net (loss) earnings per share	$(0.04)	$0.12
Diluted net (loss) earnings per share	$(0.04)	$0.12

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(7,737)	$20,821
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $174 and $(167), respectively	10,887	(17,565)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(687) and $1,768, respectively	(2,062)	5,333
Net unrealized gain (loss) on investment securities, net of tax of $1,028 and $(5,146), respectively	3,272	(15,522)
Amortization of pension and postretirement costs, net of tax of $1,142 and $2,461, respectively	3,489	7,736
Other comprehensive income (loss), net of tax	15,586	(20,018)
Comprehensive income	$7,849	$803

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$511,761	$669,981
Short-term investments (includes $2,388 and $1,882, respectively, reported at fair value)	15,614	11,172
Accounts and other receivables (net of allowance of $6,083 and $5,344, respectively)	271,496	343,557
Short-term finance receivables (net of allowance of $11,683 and $11,395, respectively)	551,348	564,972
Inventories	94,016	83,720
Current income taxes	19,318	8,790
Other current assets and prepayments	125,746	115,824
Total current assets	1,589,299	1,798,016
Property, plant and equipment, net	411,793	420,672
Rental property and equipment, net	26,955	27,487
Long-term finance receivables (net of allowance of $10,221 and $10,555 respectively)	636,518	627,124
Goodwill	1,069,660	1,066,951
Intangible assets, net	74,028	77,944
Operating lease assets	287,703	296,129
Noncurrent income taxes	44,595	46,613
Other assets (includes $231,732 and $229,936, respectively, reported at fair value)	390,298	380,419
Total assets	$4,530,849	$4,741,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$800,050	$907,083
Customer deposits at Pitney Bowes Bank	594,546	628,072
Current operating lease liabilities	53,848	52,576
Current portion of long-term debt	262,439	32,764
Advance billings	86,802	105,207
Current income taxes	981	2,101
Total current liabilities	1,798,666	1,727,803
Long-term debt	1,910,529	2,172,502
Deferred taxes on income	268,193	263,131
Tax uncertainties and other income tax liabilities	23,778	23,841
Noncurrent operating lease liabilities	256,158	265,696
Other noncurrent liabilities	213,561	227,729
Total liabilities	4,470,885	4,680,702

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Retained earnings	5,060,852	5,125,677
Accumulated other comprehensive loss	(819,978)	(835,564)
Treasury stock, at cost (147,714 and 149,307 shares, respectively)	(4,504,248)	(4,552,798)
Total stockholders’ equity	59,964	60,653
Total liabilities and stockholders’ equity	$4,530,849	$4,741,355

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(7,737)	$20,821
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	39,897	42,002
Allowance for credit losses	4,308	2,024
Stock-based compensation	3,245	4,495
Amortization of debt fees	2,118	1,479
(Gain) loss on debt redemption/refinancing	(2,836)	4,993
Restructuring charges	3,599	4,184
Restructuring payments	(4,641)	(3,285)
Pension contributions and retiree medical payments	(19,938)	(13,517)
Gain on sale of assets	—	(14,372)
Gain on sale of businesses	—	(2,522)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	69,841	33,086
Finance receivables	15,596	(172)
Inventories	(10,226)	(7,936)
Other current assets and prepayments	(8,380)	(25,426)
Accounts payable and accrued liabilities	(103,990)	(38,647)
Current and noncurrent income taxes	(6,070)	(3,836)
Advance billings	(18,672)	2,422
Other, net	4,172	4,769
Net cash from operating activities	(39,714)	10,562
Cash flows from investing activities:
Capital expenditures	(28,666)	(32,555)
Purchases of investment securities	(5,180)	(3,988)
Proceeds from sales/maturities of investment securities	5,976	11,020
Net investment in loan receivables	(12,879)	(11,230)
Proceeds from asset sales	—	50,766
Proceeds from sale of businesses	—	9,016
Other investing activities	(664)	5,000
Net cash from investing activities	(41,413)	28,029
Cash flows from financing activities:
Repayments of debt	(31,018)	(100,595)
Premiums and fees paid to redeem/refinance debt	—	(4,759)
Dividends paid to stockholders	(8,725)	(8,688)
Customer deposits at Pitney Bowes Bank	(33,526)	(12,959)
Common stock repurchases	—	(13,446)
Other financing activities	(6,173)	(5,411)
Net cash from financing activities	(79,442)	(145,858)
Effect of exchange rate changes on cash and cash equivalents	2,349	(2,638)
Change in cash and cash equivalents	(158,220)	(109,905)
Cash and cash equivalents at beginning of period	669,981	732,480
Cash and cash equivalents at end of period	$511,761	$622,575

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).
During the second quarter of 2022, we determined that $5 million of cash outflows were incorrectly classified as operating activities instead of investing activities within the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022. During the second quarter of 2022, we corrected this misstatement for the six months ended June 30, 2022. The impact of the adjustments is not material to the consolidated financial statements for any prior quarterly or annual periods.
Factors Affecting Comparability
Certain transactions and changes occurred during 2022 that impact the comparability of our 2023 financial results to the prior periods. These transactions and changes include:
•The sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the first half of 2022 include revenue and costs for Borderfree. Net income of Borderfree in the first half of 2022 was not significant.
•A change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas for the first nine months of 2022, revenue and cost of revenue for these services are reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce business.

Accounting Pronouncements Adopted in 2023
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our financial statement disclosures.

Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The transition to new reference interest rates will require certain contracts to be modified and the ASU is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The accommodations provided by the ASU are effective through December 31, 2024, and may be applied at the beginning of any interim period within that time frame. We continue to assess the impact of this standard on our condensed consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$348,391	$158,902	$16,198	$523,491	$—	$523,491
Support services	—	—	105,284	105,284	—	105,284
Financing	—	—	—	—	67,049	67,049
Equipment sales	—	—	19,995	19,995	62,615	82,610
Supplies	—	—	38,835	38,835	—	38,835
Rentals	—	—	—	—	17,269	17,269
Subtotal	348,391	158,902	180,312	687,605	$146,933	$834,538

Revenue from leasing transactions and financing	—	—	146,933	146,933
Total revenue	$348,391	$158,902	$327,245	$834,538

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,064	$77,064
Products/services transferred over time	348,391	158,902	103,248	610,541
Total	$348,391	$158,902	$180,312	$687,605

	Three Months Ended March 31, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$418,527	$160,544	$18,313	$597,384	$—	$597,384
Support services	—	—	110,352	110,352	—	110,352
Financing	—	—	—	—	72,029	72,029
Equipment sales	—	—	21,299	21,299	67,997	89,296
Supplies	—	—	41,061	41,061	—	41,061
Rentals	—	—	—	—	16,820	16,820
Subtotal	418,527	160,544	191,025	770,096	$156,846	$926,942

Revenue from leasing transactions and financing	—	—	156,846	156,846
Total revenue	$418,527	$160,544	$347,871	$926,942

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$78,373	$78,373
Products/services transferred over time	418,527	160,544	112,652	691,723
Total	$418,527	$160,544	$191,025	$770,096

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
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Pitney Bowes Bank.

Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2023	December 31, 2022	Increase/ (decrease)
Advance billings, current	Advance billings	$78,363	$97,904	$(19,541)
Advance billings, noncurrent	Other noncurrent liabilities	$949	$906	$43

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $57 million of advance billings at the beginning of the period. Advance billings, current, at March 31, 2023 and December 31, 2022 also includes $8 million and $7 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2023	2024	2025-2028	Total
SendTech Solutions	$193,946	$220,083	$293,623	$707,652
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
3. Segment Information
Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from domestic parcel services, cross-border services and digital delivery services.
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
Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges and other items not allocated to business segments. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to net (loss) income.

	Revenue
	Three Months Ended March 31,
	2023	2022
Global Ecommerce	$348,391	$418,527
Presort Services	158,902	160,544
SendTech Solutions	327,245	347,871
Total revenue	$834,538	$926,942

	Adjusted Segment EBIT
	Three Months Ended March 31,
	2023	2022
Global Ecommerce	$(34,206)	$(13,696)
Presort Services	26,905	19,632
SendTech Solutions	96,671	104,575
Total adjusted segment EBIT	89,370	110,511
Reconciliation of Adjusted Segment EBIT to net (loss) income:
Unallocated corporate expenses	(56,349)	(57,834)
Restructuring charges	(3,599)	(4,184)
Interest expense, net	(36,878)	(33,726)
Proxy solicitation fees	(6,367)	—
Gain (loss) on debt redemption/refinancing	2,836	(4,993)
Gain on sale of assets	—	14,372
Gain on sale of businesses, including transaction costs	—	878
Benefit (provision) for income taxes	3,250	(4,203)
Net (loss) income	$(7,737)	$20,821

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Earnings per Share
The calculation of basic and diluted earnings per share (EPS) is presented below.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(7,737)	$20,821
Denominator:
Weighted-average shares used in basic EPS	174,626	174,115
Dilutive effect of common stock equivalents (1)	—	3,919
Weighted-average shares used in diluted EPS	174,626	178,034

Basic net (loss) earnings per share	$(0.04)	$0.12
Diluted net (loss) earnings per share	$(0.04)	$0.12

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	8,148	9,590
(1) Due to the net loss for the three months ended March 31, 2023, an additional 4.7 million of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$28,372	$25,539
Supplies and service parts	35,239	27,573
Finished products	30,405	30,608
Total inventory, net	$94,016	$83,720

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables, secured loans and unsecured loans. Sales-type leases and secured loans are from financing options for the purchase or lease of Pitney Bowes equipment or other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loans comprise revolving credit lines offered to our clients for postage, supplies and working capital purposes. These revolving credit lines are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the period covered and client acquisition costs are expensed as incurred. All finance receivables are in our SendTech Solutions segment and we segregate finance receivables into a North America portfolio and an International portfolio.
Finance receivables consisted of the following:

	March 31, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$971,663	$149,227	$1,120,890	$967,298	$158,167	$1,125,465
Unguaranteed residual values	38,688	8,628	47,316	38,832	8,798	47,630
Unearned income	(242,564)	(47,243)	(289,807)	(239,238)	(48,334)	(287,572)
Allowance for credit losses	(13,458)	(2,873)	(16,331)	(14,131)	(2,893)	(17,024)
Net investment in sales-type lease receivables	754,329	107,739	862,068	752,761	115,738	868,499
Loan receivables
Loan receivables	313,945	17,426	331,371	311,887	16,636	328,523
Allowance for credit losses	(5,423)	(150)	(5,573)	(4,787)	(139)	(4,926)
Net investment in loan receivables	308,522	17,276	325,798	307,100	16,497	323,597
Net investment in finance receivables	$1,062,851	$125,015	$1,187,866	$1,059,861	$132,235	$1,192,096

Maturities of gross finance receivables at March 31, 2023 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2023	$279,986	$52,333	$332,319	$229,683	$17,426	$247,109
2024	299,265	44,812	344,077	31,141	—	31,141
2025	207,186	28,061	235,247	24,666	—	24,666
2026	126,392	16,005	142,397	15,966	—	15,966
2027	55,014	6,320	61,334	10,122	—	10,122
Thereafter	3,820	1,696	5,516	2,367	—	2,367
Total	$971,663	$149,227	$1,120,890	$313,945	$17,426	$331,371

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$963,890	$146,958	$310,819	$17,321	$1,438,988
Past due amounts > 90 days	7,773	2,269	3,126	105	13,273
Total	$971,663	$149,227	$313,945	$17,426	$1,452,261

	December 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$959,203	$155,596	$308,872	$16,503	$1,440,174
Past due amounts > 90 days	8,095	2,571	3,015	133	13,814
Total	$967,298	$158,167	$311,887	$16,636	$1,453,988

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	395	238	1,097	55	1,785
Write-offs	(1,683)	(267)	(1,109)	(46)	(3,105)
Recoveries	614	111	648	—	1,373
Other	1	(102)	—	2	(99)
Balance at March 31, 2023	$13,458	$2,873	$5,423	$150	$21,904

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	297	47	616	143	1,103
Write-offs	(1,640)	(360)	(1,341)	(117)	(3,458)
Recoveries	744	—	761	—	1,505
Other	13	(143)	2	(9)	(137)
Balance at March 31, 2022	$18,960	$2,790	$3,297	$184	$25,231

The table below shows write-offs of gross finance receivables by year of origination.

	March 31, 2023
	Sales Type Lease Receivables					Loan Receivables	Total
	2022	2021	2020	2019	Prior
Write-offs	$455	$675	$412	$250	$158	$1,155	$3,105

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

	March 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$77,542	$266,461	$193,093	$127,566	$81,723	$32,032	$243,405	$1,021,822
Medium	15,687	49,635	36,497	27,075	18,527	8,744	55,282	211,447
High	1,251	5,104	3,358	2,806	1,326	996	6,080	20,921
Not Scored	40,595	58,689	38,828	19,716	10,064	3,575	26,604	198,071
Total	$135,075	$379,889	$271,776	$177,163	$111,640	$45,347	$331,371	$1,452,261

	December 31, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$286,297	$206,511	$140,800	$95,485	$34,721	$12,674	$239,635	$1,016,123
Medium	53,419	40,669	27,013	19,668	6,751	3,441	56,048	207,009
High	6,492	3,840	3,119	1,942	750	508	6,800	23,451
Not Scored	71,435	53,831	29,957	19,232	5,889	1,021	26,040	207,405
Total	$417,643	$304,851	$200,889	$136,327	$48,111	$17,644	$328,523	$1,453,988

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended March 31,
	2023	2022
Profit recognized at commencement	$31,822	$35,040
Interest income	38,931	42,283
Total lease income from sales-type leases	$70,753	$77,323

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2023	$15,217
2024	17,812
2025	19,591
2026	5,808
2027	2,205
Thereafter	434
Total	$61,067

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,718	$(83,997)	$71,721	$155,715	$(80,188)	$75,527
Software & technology	22,020	(19,713)	2,307	22,000	(19,583)	2,417
Total intangible assets	$177,738	$(103,710)	$74,028	$177,715	$(99,771)	$77,944

Amortization expense for the three months ended March 31, 2023 and 2022 was $4 million and $8 million, respectively.
Future amortization expense as of March 31, 2023 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2023	$11,795
2024	15,727
2025	15,523
2026	14,534
2027	11,478
Thereafter	4,971
Total	$74,028

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2022	Currency impact	March 31, 2023
Global Ecommerce	$339,184	$—	$339,184
Presort Services	223,763	—	223,763
SendTech Solutions	504,004	2,709	506,713
Total goodwill	$1,066,951	$2,709	$1,069,660

At December 31, 2022, the estimated fair value of the Global Ecommerce reporting unit exceeded its carrying value by less than 10%. The fair value of the reporting unit was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. During the first quarter of 2023, there were no triggering events that required us to determine if the goodwill of this reporting unit was impaired. However, the judgements and assumptions used to estimate the fair value of this reporting unit at December 31, 2022 were inherently subjective and changes in any of the judgements or assumptions used could result in a different fair value determination in a future period.

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
Level 3– Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management’s best estimate of fair value and that are significant to the fair value of the asset or liability.
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

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,523	$201,911	$—	$215,434
Equity securities	—	15,327	—	15,327
Commingled fixed income securities	1,553	5,360	—	6,913
Government and related securities	10,370	18,869	—	29,239
Corporate debt securities	—	53,607	—	53,607
Mortgage-backed / asset-backed securities	—	126,737	—	126,737
Derivatives
Interest rate swap	—	12,697	—	12,697
Foreign exchange contracts	—	1,818	—	1,818
Total assets	$25,446	$436,326	$—	$461,772
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(53)	$—	$(53)
Total liabilities	$—	$(53)	$—	$(53)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$29,087	$238,536	$—	$267,623
Equity securities	—	13,233	—	13,233
Commingled fixed income securities	1,520	6,526	—	8,046
Government and related securities	10,253	18,796	—	29,049
Corporate debt securities	—	52,319	—	52,319
Mortgage-backed / asset-backed securities	—	126,882	—	126,882
Derivatives
Interest rate swap	—	15,283	—	15,283
Foreign exchange contracts	—	479	—	479
Total assets	$40,860	$472,054	$—	$512,914
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,472)	$—	$(1,472)
Total liabilities	$—	$(1,472)	$—	$(1,472)
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings in the three months ended March 31, 2023.

Available-for-sale securities consisted of the following:

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,263	$—	$(7,442)	$27,821
Corporate debt securities	66,020	1	(12,414)	53,607
Commingled fixed income securities	1,759	—	(206)	1,553
Mortgage-backed / asset-backed securities	154,256	—	(27,519)	126,737
Total	$257,298	$1	$(47,581)	$209,718

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,744	$11	$(8,210)	$27,545
Corporate debt securities	66,300	—	(13,981)	52,319
Commingled fixed income securities	1,749	—	(229)	1,520
Mortgage-backed / asset-backed securities	156,352	—	(29,470)	126,882
Total	$260,145	$11	$(51,890)	$208,266

Investment securities in a loss position were as follows:

	March 31, 2023		December 31, 2022
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$17,515	$2,388	$17,063	$2,753
Corporate debt securities	52,359	12,398	48,812	13,749
Mortgage-backed / asset-backed securities	117,321	26,504	114,839	28,040
Total	$187,195	$41,290	$180,714	$44,542

Less than 12 continuous months
Government and related securities	$10,306	$5,054	$10,061	$5,457
Corporate debt securities	1,180	16	3,508	232
Commingled fixed income securities	1,553	206	1,520	229
Mortgage-backed / asset-backed securities	9,416	1,015	12,042	1,430
Total	$22,455	$6,291	$27,131	$7,348
At March 31, 2023, approximately 99% of total securities in the investment portfolio were in a loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at March 31, 2023 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,601	$2,388
After 1 year through 5 years	15,175	13,873
After 5 years through 10 years	72,323	60,012
After 10 years	167,199	133,445
Total	$257,298	$209,718
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at March 31, 2023 and December 31, 2022 totaled $23 million and $22 million, respectively. Held-to-maturity securities primarily consist of highly-liquid government securities with maturities less than two years.

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

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both March 31, 2023 and December 31, 2022, outstanding contracts associated with these anticipated transactions had a notional value of $1 million. Amounts included in AOCL at March 31, 2023 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$—	$15
	Accounts payable and accrued liabilities	(34)	(23)
Interest rate swaps	Other assets	12,697	15,283

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	1,818	464
	Accounts payable and accrued liabilities	(19)	(1,449)

	Total derivative assets	$14,515	$15,762
	Total derivative liabilities	(53)	(1,472)
	Total net derivative asset	$14,462	$14,290

Results of cash flow hedging relationships were as follows:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$25	$23	Revenue	$—	$—
			Cost of sales	1	14
Interest rate swap	(2,586)	7,210	Interest expense	137	137
	$(2,561)	$7,233		$138	$151

Nondesignated Derivative Instruments
We also enter into foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term intercompany loans and related interest denominated in a foreign currency. These foreign exchange contracts are not designated as hedging instruments. Accordingly, the revaluation of intercompany loans and interest and the change in fair value of these derivatives are recorded in earnings. All outstanding contracts at March 31, 2023 mature within three months.
The impact on earnings from the change in fair value of these foreign exchange contracts, exclusive of the corresponding impact on earnings from the revaluation of the intercompany loans and related interest, was as follows:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$1,571	$(3,414)

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

	March 31, 2023	December 31, 2022
Carrying value	$2,172,968	$2,205,266
Fair value	$1,803,375	$1,856,878

9. Restructuring Charges
Activity in our restructuring reserves was as follows:

Severance and other exit costs
Balance at January 1, 2023	$7,647
Amounts charged to expense	3,599
Cash payments	(4,641)
Balance at March 31, 2023	$6,605

Balance at January 1, 2022	$5,747
Amounts charged to expense	4,184
Cash payments	(3,285)
Noncash activity	(172)
Balance at March 31, 2022	$6,474
The majority of the restructuring reserves are expected to be paid over the next 12 to 24 months.
In May 2023, management approved a worldwide plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining processes, and driving further operational efficiencies. The 2023 Plan includes the elimination of 400-500 positions worldwide, in part, through the expansion of the Company’s shared services activities, further centralization and standardization of processes, increased automation and the closure and consolidation of select facilities in North America. Total charges are expected to be $40 million - $50 million, consisting of employee-related costs and facility consolidation costs. We expect to substantially complete these actions by the first half of 2024.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2023	December 31, 2022
Notes due March 2024	4.625%	$227,083	$236,749
Term loan due March 2026	SOFR + 2.0%	345,500	351,500
Notes due March 2027	6.875%	380,000	396,750
Term loan due March 2028	SOFR + 4.0%	441,000	442,125
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		2,132	2,446
Principal amount		2,206,556	2,240,411
Less: unamortized costs, net		33,588	35,145
Total debt		2,172,968	2,205,266
Less: current portion long-term debt		262,439	32,764
Long-term debt		$1,910,529	$2,172,502

During 2023, we purchased an aggregate $26 million of the March 2024 notes and March 2027 notes and recognized a gain of $3 million. Additionally, we made scheduled principal repayments of $7 million on our term loans. At March 31, 2023, the interest rate on the 2026 Term Loan was 6.7% and the interest rate of the 2028 Term Loan was 8.7%.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At March 31, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.
We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. Effective January 2023, the reference rate of the interest rate swaps was amended to align with the secured revolving credit facility. Under the terms of the interest rate swaps, we pay fixed-rate interest of 0.585% and receive variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly.
The Pitney Bowes Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines and has access to certain credit products as a funding source known as "advances." As of March 31, 2023, the Bank had yet to apply for any advances.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2023	2022	2023	2022	2023	2022
Service cost	$10	$24	$194	$355	$89	$179
Interest cost	16,089	11,141	5,222	3,634	1,305	940
Expected return on plan assets	(21,613)	(17,863)	(7,344)	(7,205)	—	—
Amortization of prior service (credit) cost	(5)	(11)	70	68	—	—
Amortization of net actuarial loss (gain)	4,417	8,232	505	1,821	(356)	87
Net periodic benefit (income) cost	$(1,102)	$1,523	$(1,353)	$(1,327)	$1,038	$1,206
Contributions to benefit plans	$1,127	$1,138	$15,033	$8,221	$3,778	$4,158

12. Income Taxes
The effective tax rate for the three months ended March 31, 2023 was 29.6%. The effective tax rate for the three months ended March 31, 2022 was 16.8% and includes a benefit of $1 million associated with the 2019 sale of a business.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 15% of our unrecognized tax benefits.
With regard to U.S Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2019 are closed to audit, but for review of the Tax Cuts and Jobs Act (TCJA) Sec 965 transition tax. On a state and local level, the Company is closed through 2017 in most jurisdictions. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2017 except for a specific issue under current exam. For France, Germany and the U.K., the Company is closed through 2019, 2016, and 2020 respectively. We also have other less significant tax filings currently subject to examination.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
13. Commitments and Contingencies
From time to time, in the ordinary course of business, we are involved in litigation pertaining to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of customers, employees, or others. Due to uncertainties inherent in litigation, any actions could have an adverse effect on our financial position, results of operations or cash flows; however, in management's opinion, the final outcome of outstanding matters will not have a material adverse effect on our business.
As of March 31, 2023, we have entered into real estate and equipment leases with aggregate payments of $62 million and terms ranging from three to seven years that have not commenced.

14. Stockholders’ Equity
Changes in stockholders’ equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2023	$323,338	$—	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	—	(7,737)	—	—	(7,737)
Other comprehensive income	—	—	—	15,586	—	15,586
Dividends paid ($0.05 per common share)	—	—	(8,725)	—	—	(8,725)
Issuance of common stock	—	(3,245)	(48,363)	—	48,550	(3,058)
Stock-based compensation expense	—	3,245	—	—	—	3,245
Balance at March 31, 2023	$323,338	$—	$5,060,852	$(819,978)	$(4,504,248)	$59,964

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	20,821	—	—	20,821
Other comprehensive loss	—	—	—	(20,018)	—	(20,018)
Dividends paid ($0.05 per common share)	—	—	(8,688)	—	—	(8,688)
Issuance of common stock	—	(6,980)	(39,767)	—	43,833	(2,914)
Stock-based compensation expense	—	4,495	—	—	—	4,495
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at March 31, 2022	$323,338	$—	$5,141,636	$(800,330)	$(4,571,762)	$92,882

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2023	2022
Cash flow hedges
Cost of sales	$1	$14
Interest expense, net	137	137
Total before tax	138	151
Income tax provision	34	37
Net of tax	$104	$114

Available-for-sale securities
Financing revenue	$10	$(2)
Selling, general and administrative expense	—	(13)
Total before tax	10	(15)
Income tax provision (benefit)	2	(3)
Net of tax	$8	$(12)

Pension and postretirement benefit plans
Prior service costs	$(65)	$(57)
Actuarial losses	(4,566)	(10,140)
Total before tax	(4,631)	(10,197)
Income tax benefit	(1,142)	(2,461)
Net of tax	$(3,489)	$(7,736)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive (loss) income before reclassifications	(1,958)	3,280	—	10,887	12,209
Reclassifications into earnings	(104)	(8)	3,489	—	3,377
Net other comprehensive (loss) income	(2,062)	3,272	3,489	10,887	15,586
Balance at March 31, 2023	$10,441	$(36,168)	$(712,567)	$(81,684)	$(819,978)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	5,447	(15,534)	—	(17,565)	(27,652)
Reclassifications into earnings	(114)	12	7,736	—	7,634
Net other comprehensive income (loss)	5,333	(15,522)	7,736	(17,565)	(20,018)
Balance at March 31, 2022	$9,136	$(21,771)	$(748,903)	$(38,792)	$(800,330)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts and other receivables and other assets is presented below. See Note 7 for information regarding the allowance for credit losses on finance receivables.

	Three Months Ended March 31,
	2023	2022
Balance at beginning of year	$5,864	$29,179
Amounts charged to expense	2,523	921
Write-offs, recoveries and other	(2,304)	(19,519)
Balance at end of period	$6,083	$10,581

Accounts and other receivables	$6,083	$10,061
Other assets	—	520
Total	$6,083	$10,581
Other income, net consisted of the following:

	Three Months Ended March 31,
	2023	2022
(Gain) loss on debt redemption/refinancing	$(2,836)	$4,993
Gain on sale of assets	—	(14,372)
Gain on sale of businesses, including transaction costs	—	(2,522)
Other income, net	$(2,836)	$(11,901)

In 2022, we entered into a sale and leaseback agreement for our Shelton, Connecticut office building and received proceeds of $51 million and recognized a gain of $14 million and received proceeds of $9 million and recognized a gain of $3 million on the prior year sale of a business.

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Cash interest paid	$53,721	$49,430
Cash income tax payments, net of refunds	$2,781	$8,079
Noncash activity
Capital assets obtained under capital lease obligations	$721	$8,721

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. While conditions related to the COVID-19 pandemic have improved, the pandemic continues to be dynamic, and near-term challenges across the economy remain; and the effects that they may have on our, and our clients' businesses remain uncertain. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, to the company, our clients and retail consumers
•changes in labor and transportation availability and costs
•the impacts on our cost of debt due to recent increases in interest rates and the potential for future interest rate hikes
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of acts of nature on the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2022 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

OUTLOOK
We expect consolidated revenue in 2023, on a comparable basis, to range from a low-single digit decline to a low-single digit increase as compared to 2022, and we expect the percentage of adjusted EBIT growth to outpace revenue performance.
Within Global Ecommerce, we anticipate growth in Domestic Parcel, partially offset by continued softness in our Cross-border operations. We anticipate Domestic Parcel margin and profit improvements from higher parcel volumes and the investments we made in our facilities and network. We expect our cross-border operations to be adversely impacted by macroeconomic challenges and a reduction in parcel volumes primarily from two clients in 2023 compared to 2022.
Within Presort Services, revenue is expected to benefit from pricing actions designed to offset inflationary pressure on costs, a full year of mail volumes from prior year acquisitions and growth in Marketing Mail and Bound and Packet Mail volumes, which are expected to offset the impact on revenue from the expected decline in First Class Mail volumes. We expect margin and profit improvements driven by our investments in automation and facilities consolidation.
In SendTech Solutions, we expect revenue growth from new products and our cloud-enabled shipping solutions to partially offset an expected decline in mailing related revenues. Overall segment margins are expected to remain strong.
In May 2023, management approved a worldwide plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining its operating processes, and driving further operational efficiencies. The 2023 Plan includes the elimination of 400-500 positions worldwide, in part, through the expansion of the Company’s shared services activities, further centralization and standardization of processes, increased automation and the closure and consolidation of select facilities in North America. Total charges are expected to be $40 million - $50 million. Total cash payments are expected to be $20 million - $30 million of which a majority will be paid in 2023. We expect to substantially complete these actions by the first half of 2024. As a result of the 2023 Plan, we expect annualized cost savings of $35 million - $45 million by the end of 2024.
Certain factors beyond our control could have adverse impacts on our 2023 results including, but not limited to, reduced consumer spending due to inflationary pressures and rising prices, higher interest rates, a slow-down in economic activity, higher fuel and transportation costs and other adverse geopolitical developments. Inflationary pressures and rising prices could put increase pressure on wages, particularly warehouse and transportation employees, and result in higher component costs. Higher fuel and freight costs could also adversely impact our operations. We expect interest expense for 2023 will be about $30 million higher than 2022 due to the recent increases in interest rates and additional increases anticipated in 2023.

OVERVIEW OF CONSOLIDATED RESULTS
Factors Affecting Comparability
Certain transactions and changes occurred in 2022 that impact the comparability of our 2023 financial results to the prior periods. These transactions and changes include:

•The sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the first half of 2022 include revenue and costs for Borderfree. Net income of Borderfree in the first half of 2022 was not significant.
•A change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas for the first nine months of 2022, revenue and cost of revenue for these services are reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce business.

Constant Currency
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

Financial Results Summary - Three Months Ended March 31:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$834,538	$926,942	(10)%	(9)%
Total costs and expenses	845,525	901,918	6%
(Loss) income before taxes	(10,987)	25,024	>(100%)
(Benefit) provision for income taxes	(3,250)	4,203	>100%
Net (loss) income	$(7,737)	$20,821	>(100%)

Revenue decreased 10% (9% at constant currency) in the first quarter of 2023 compared to the prior year primarily due to a decrease in business services revenue. Revenue also declined due to lower equipment sales, support services revenue and financing revenue.

Total costs and expenses declined $56 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $64 million primarily due to lower cost of business services of $57 million and lower cost of equipment sales of $7 million.

•Selling, general and administrative (SG&A) expense was flat compared to the prior year period as incremental proxy solicitation fees of $6 million and higher outsourcing fees of $4 million were offset by a decline in consulting fees of $6 million and lower variable compensation expense of $4 million.

•Interest expense represents interest on our outstanding debt, net of interest income. We allocate a portion of total interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period. Total interest expense, net, including financing interest expense, for the first quarter of 2023 increased $3 million compared to the prior year period primarily due to rising interest rates which resulted in higher interest expense on our debt of $6 million, which was partially offset by higher interest income of $3 million.

•Other income, net for the first quarter of 2023 declined $9 million compared to the prior year period primarily driven by gains on asset sales in the first quarter of 2022. Other income for the current period includes a $3 million gain on the purchase of debt.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 29.6% and 16.8%, respectively.

Net loss for the quarter was $8 million compared to net income of $21 million in the prior year period.

SEGMENT RESULTS
Management measures segment profitability and performance by deducting from segment revenue the related costs and expenses attributable to the segment. Segment results exclude interest, taxes, unallocated corporate expenses, restructuring charges, and other items not allocated to a business segment.
Global Ecommerce
Global Ecommerce includes the revenue and related expenses from domestic parcel services, cross-border services and digital delivery services. Our domestic parcel services provide retailers domestic parcel delivery and returns services for its end consumers through our nationwide parcel sortation centers and transportation network. Our cross-border services offers our clients a range of services to manage their international shopping and parcel shipping experience. Using our digital delivery services, clients can purchase postage, print shipping labels and access shipping and tracking services from multiple carriers. Delivery and return parcels using our digital delivery services are not physically processed through our network.
Financial performance for the Global Ecommerce segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$348,391	$418,527	(17)%	(16)%
Cost of Business Services	326,746	368,468	11%
Gross Margin	21,645	50,059	(57)%
Gross Margin %	6.2%	12.0%

Selling, general and administrative	53,210	60,861	13%
Research and development	2,641	2,894	9%
Adjusted segment EBIT	$(34,206)	$(13,696)	>(100%)
Global Ecommerce revenue decreased 17% (16% at constant currency) in the first quarter of 2023 compared to the prior year period. The change in revenue presentation for digital delivery services and the sale of Borderfree impacted current period revenue by $38 million and $12 million, respectively, adversely contributing a 12% revenue decline. Global Ecommerce revenue was also adversely impacted by lower cross-border parcel volumes primarily driven by changes in how two of our largest clients access our services, which contributed a 7% revenue decline and a decline in the number of shipping labels printed for digital delivery services contributed a revenue decline of 3%. These declines were partially offset by an increase in domestic parcel delivery volumes contributing revenue growth of 6%.
Gross margin decreased $28 million and gross margin percentage decreased to 6.2% from 12.0% compared to the prior year period. Cross-border services gross margin declined $16 million, primarily due to a decline in higher-margin parcel volumes. Digital delivery services gross margin declined $5 million primarily due to the decline in the number of shipping labels printed. The sale of Borderfree contributed a decline in gross margin of $4 million. Offsetting these declines, domestic parcel delivery services gross margin increased $1 million compared to the prior year primarily due to higher parcel volumes.
Selling, general and administrative expenses declined $8 million, primarily due to lower amortization expense of $4 million and lower credit card fees of $3 million.
As a result of the factors above, adjusted segment loss for the first quarter of 2023 increased $21 million to a loss of $34 million compared to the prior year period.

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$158,902	$160,544	(1)%	(1)%
Cost of Business Services	112,496	124,652	10%
Gross Margin	46,406	35,892	29%
Gross Margin %	29.2%	22.4%

Selling, general and administrative	19,446	16,212	(20)%
Other components of net pension and postretirement costs	55	48	(15)%
Adjusted segment EBIT	$26,905	$19,632	37%
Total mail volumes sorted in the quarter declined 9% compared to the prior year quarter. Revenue decreased 1% driven by the decline in mail volumes offset by pricing actions to mitigate inflationary pressures on costs. The processing of Marketing Mail and First Class Mail contributed revenue declines of 2% and 1%, respectively, which was partially offset by an increase in revenue of 2% from the processing of Marketing Mail Flats and Bound Printed Matter.
Gross margin increased $11 million and gross margin percentage increased from 22.4% to 29.2% compared to the prior year period. These margin improvements were driven by investments we made in network management, automation and higher-throughput sortation equipment. As a result of these investments, transportation costs declined $5 million due to improved network management and production labor costs declined $4 million due to higher mail throughput per labor hour.
Selling, general and administrative expenses increased $3 million primarily due to higher salaries and variable compensation expense.
As a result of the above, adjusted segment profit increased $7 million, or 37%, compared to the prior year period.

SendTech Solutions
SendTech Solutions provides clients with physical and digital mailing and shipping technology solutions and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats, as well as supplies and maintenance services for these offerings. We offer financing alternatives that enable clients to finance equipment and product purchases, and a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies and an interest-bearing deposit solution to clients who prefer to prepay postage. We also offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital.

Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$16,198	$18,313	(12)%	(11)%
Support services	105,284	110,352	(5)%	(3)%
Financing	67,049	72,029	(7)%	(6)%
Equipment sales	82,610	89,296	(7)%	(6)%
Supplies	38,835	41,061	(5)%	(3)%
Rentals	17,269	16,820	3%	4%
Total revenue	327,245	347,871	(6)%	(5)%

Cost of business services	6,667	9,882	33%
Cost of support services	36,532	36,935	1%
Cost of equipment sales	56,716	63,441	11%
Cost of supplies	11,156	11,475	3%
Cost of rentals	5,360	5,267	(2)%
Total costs of revenue	116,431	127,000	8%

Gross margin	210,814	220,871	(5)%
Gross margin %	64.4%	63.5%

Selling, general and administrative	109,697	110,842	1%
Research and development	5,044	5,539	9%
Other components of pension and post retirement costs	(598)	(85)	>(100%)
Adjusted Segment EBIT	$96,671	$104,575	(8)%
SendTech Solutions revenue decreased 6% (5% at constant currency) in the first quarter of 2023 compared to the prior year period. Equipment sales declined 7% (6% at constant currency) primarily due to unusually high demand in the last half of 2021 that translated into higher than normal installations in the first quarter of 2022. Support services revenue declined 5% (3% at constant currency) primarily due to the continuing shift to cloud-enabled products that do not include an annual maintenance agreement option. Financing revenue declined 7% (6% at constant currency) primarily due to $2 million of lower lease extensions as more clients are opting to lease new equipment rather than extend leases on existing equipment and lower late fees of $1 million.
Gross margin decreased $10 million primarily due to the decline in revenue, but gross margin percentage increased to 64.4% from 63.5% compared to the prior year period, primarily due to improvements in business services, equipment sales and rentals margins.
Adjusted segment EBIT decreased $8 million, or 8%, primarily due to the decrease in gross margin of $10 million, partially offset by lower operating expenses of $2 million.

UNALLOCATED CORPORATE EXPENSES
The majority of our operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly, or allocated to our reportable segments, are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology, and research and development.
Unallocated corporate expenses were as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$56,349	$57,834	(3)%
Unallocated corporate expenses for the first quarter of 2023 decreased $1 million, compared to the prior year period primarily due to lower variable compensation expense of $4 million, partially offset by higher insurance costs of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2023, we had cash, cash equivalents and short-term investments of $527 million, which includes $140 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2023	2022	Change
Net cash from operating activities	$(39,714)	$10,562	$(50,276)
Net cash from investing activities	(41,413)	28,029	(69,442)
Net cash from financing activities	(79,442)	(145,858)	66,416
Effect of exchange rate changes on cash and cash equivalents	2,349	(2,638)	4,987
Change in cash and cash equivalents	$(158,220)	$(109,905)	$(48,315)
Operating Activities
Cash flows from operating activities in 2023 declined $50 million compared to the prior year period. This decline was driven in part by lower net income and higher payments of accounts payable ($44 million) and accrued liabilities ($21 million), partially offset by higher cash of $53 million from changes in accounts and finance receivables.
Investing Activities
Cash flows from investing activities for 2023 declined $69 million compared to the prior year period as the prior year benefited from proceeds of $60 million from the sale of a business and our Shelton, Connecticut office building.
Financing Activities
Cash flows from financing activities for 2023 improved $66 million compared to the prior year period primarily due to lower net repayments of debt of $70 million and prior year common stock repurchases of $13 million, partially offset by a decline in reserve account deposits at the Bank of $21 million.

Financings and Capitalization
During 2023, we purchased an aggregate $26 million of the March 2024 notes and March 2027 notes in the open market and made scheduled term loan principal repayments of $7 million.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. At March 31, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.
We have $262 million of debt that is due withing the next 12 months, including our March 2024 notes. We are currently planning to refinance these notes in the U.S. capital markets. However, in the event we are unable to obtain acceptable terms and conditions in the U.S. capital markets, we plan to use a combination of cash on hand and capacity under our secured revolving credit facility to repay the obligation.

The Pitney Bowes Bank, a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of March 31, 2023, the Bank had yet to apply for any advances.
Each quarter, our Board of Directors considers whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends. We expect to continue to pay a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
At March 31, 2023, we have entered into real estate and equipment leases with aggregate payments of $62 million and terms ranging from three to seven years that have not commenced. Most of these leases are expected to commence in the first half of 2023.
At March 31, 2023, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates

Goodwill
At December 31, 2022, the estimated fair value of the Global Ecommerce reporting unit exceeded its carrying value by less than 10%. The fair value of the reporting unit was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. During the first quarter of 2023, there were no triggering events that required us to determine if the goodwill of this reporting unit was impaired. However, the judgements and assumptions used to estimate the fair value of this reporting unit at December 31, 2022 were inherently subjective and changes in any of the judgements or assumptions used could result in a different fair value determination in a future period.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2022 Annual Report.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2022 Annual Report.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2023.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2022 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. There were no purchases of our common stock during the three months ended March 31, 2023. We have remaining authorization to purchase up to $3 million of our common stock.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated January 23, 2023)	10
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	May 5, 2023

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)