Form 10-Q
period 2023-06-30
PITNEY BOWES INC /DE/
filed 2023-08-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, 176,026,252 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Business services	$473,497	$551,478	$996,988	$1,148,862
Support services	103,315	107,625	208,599	217,977
Financing	66,702	67,298	133,751	139,327
Equipment sales	79,451	89,986	162,061	179,282
Supplies	36,505	38,245	75,340	79,306
Rentals	17,011	16,863	34,280	33,683
Total revenue	776,481	871,495	1,611,019	1,798,437
Costs and expenses:
Cost of business services	410,638	477,544	856,955	980,759
Cost of support services	35,018	37,711	71,858	74,845
Financing interest expense	14,763	12,533	29,299	24,135
Cost of equipment sales	56,180	63,815	113,351	127,586
Cost of supplies	10,884	11,028	22,109	22,545
Cost of rentals	5,142	7,473	10,570	12,782
Selling, general and administrative	222,549	226,638	464,669	469,423
Research and development	10,274	11,254	20,767	22,588
Restructuring charges	22,443	4,224	26,042	8,408
Goodwill impairment	118,599	—	118,599	—
Interest expense, net	22,920	21,007	45,262	43,131
Other components of net pension and postretirement (income) cost	(1,751)	958	(3,461)	1,802
Other income, net	(228)	—	(3,064)	(11,901)
Total costs and expenses	927,431	874,185	1,772,956	1,776,103
(Loss) income before taxes	(150,950)	(2,690)	(161,937)	22,334
Benefit for income taxes	(9,415)	(7,026)	(12,665)	(2,823)
Net (loss) income	$(141,535)	$4,336	$(149,272)	$25,157

Basic net (loss) earnings per share	$(0.81)	$0.02	$(0.85)	$0.14
Diluted net (loss) earnings per share	$(0.81)	$0.02	$(0.85)	$0.14
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(141,535)	$4,336	$(149,272)	$25,157
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $403, $(2,907), $576 and $(3,074), respectively	9,193	(48,138)	20,080	(65,703)
Net unrealized gain (loss) on cash flow hedges, net of tax of $125, $407, $(562) and $2,176, respectively	375	1,229	(1,687)	6,562
Net unrealized (loss) gain on investment securities, net of tax of $(415), $(3,661), $612 and $(8,808), respectively	(1,322)	(11,043)	1,950	(26,565)
Amortization of pension and postretirement costs, net of tax of $1,223, $1,870, $2,365 and $4,331, respectively	3,739	8,229	7,228	15,965
Other comprehensive income (loss), net of tax	11,985	(49,723)	27,571	(69,741)
Comprehensive loss	$(129,550)	$(45,387)	$(121,701)	$(44,584)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$541,704	$669,981
Short-term investments (includes $2,399 and $1,882, respectively, reported at fair value)	18,972	11,172
Accounts and other receivables (net of allowance of $4,217 and $5,344, respectively)	272,963	343,557
Short-term finance receivables (net of allowance of $11,522 and $11,395, respectively)	559,979	564,972
Inventories	92,783	83,720
Current income taxes	11,159	8,790
Other current assets and prepayments	117,132	115,824
Total current assets	1,614,692	1,798,016
Property, plant and equipment, net	401,905	420,672
Rental property and equipment, net	25,936	27,487
Long-term finance receivables (net of allowance of $10,595 and $10,555 respectively)	640,097	627,124
Goodwill	952,302	1,066,951
Intangible assets, net	70,062	77,944
Operating lease assets	284,783	296,129
Noncurrent income taxes	44,859	46,613
Other assets (includes $227,583 and $229,936, respectively, reported at fair value)	388,728	380,419
Total assets	$4,423,364	$4,741,355

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$812,474	$907,083
Customer deposits at Pitney Bowes Bank	639,425	628,072
Current operating lease liabilities	53,984	52,576
Current portion of long-term debt	264,980	32,764
Advance billings	82,828	105,207
Current income taxes	2,929	2,101
Total current liabilities	1,856,620	1,727,803
Long-term debt	1,884,798	2,172,502
Deferred taxes on income	236,859	263,131
Tax uncertainties and other income tax liabilities	24,745	23,841
Noncurrent operating lease liabilities	254,051	265,696
Other noncurrent liabilities	241,778	227,729
Total liabilities	4,498,851	4,680,702

Commitments and contingencies (See Note 13)

Stockholders’ (deficit) equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Retained earnings	4,908,641	5,125,677
Accumulated other comprehensive loss	(807,993)	(835,564)
Treasury stock, at cost (147,557 and 149,307 shares, respectively)	(4,499,473)	(4,552,798)
Total stockholders’ (deficit) equity	(75,487)	60,653
Total liabilities and stockholders’ (deficit) equity	$4,423,364	$4,741,355

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(149,272)	$25,157
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	79,770	85,472
Allowance for credit losses	7,164	7,092
Stock-based compensation	6,075	9,866
Amortization of debt fees	4,413	2,985
(Gain) loss on debt redemption/refinancing	(3,064)	4,993
Restructuring charges	26,042	8,408
Restructuring payments	(12,883)	(8,255)
Pension contributions and retiree medical payments	(25,196)	(18,559)
Gain on sale of assets	—	(14,372)
Gain on sale of businesses	—	(2,522)
Goodwill impairment	118,599	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	67,506	50,340
Finance receivables	3,837	1,260
Inventories	(9,065)	(4,078)
Other current assets and prepayments	(1,561)	(33,833)
Accounts payable and accrued liabilities	(108,836)	(72,101)
Current and noncurrent income taxes	(27,903)	(14,069)
Advance billings	(22,948)	(285)
Other, net	7,564	18,195
Net cash from operating activities	(39,758)	45,694
Cash flows from investing activities:
Capital expenditures	(54,646)	(64,174)
Purchases of investment securities	(9,973)	(3,988)
Proceeds from sales/maturities of investment securities	12,088	18,601
Net investment in loan receivables	(14,835)	(22,537)
Proceeds from asset sales	—	50,766
Proceeds from sale of businesses	—	3,284
Settlement of derivative contracts	6,185	(19,470)
Other investing activities	485	10,000
Net cash from investing activities	(60,696)	(27,518)
Cash flows from financing activities:
Repayments of debt	(53,803)	(106,779)
Premiums and fees paid to redeem/refinance debt	(4,464)	(4,759)
Dividends paid to stockholders	(17,525)	(17,313)
Customer deposits at Pitney Bowes Bank	52,348	(15,912)
Common stock repurchases	—	(13,446)
Other financing activities	(9,109)	(8,295)
Net cash from financing activities	(32,553)	(166,504)
Effect of exchange rate changes on cash and cash equivalents	4,730	(13,455)
Change in cash and cash equivalents	(128,277)	(161,783)
Cash and cash equivalents at beginning of period	669,981	732,480
Cash and cash equivalents at end of period	$541,704	$570,697

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
Factors Affecting Comparability
Certain transactions and changes occurred during 2022 that impact the comparability of our 2023 financial results to the prior periods. These transactions and changes include:
•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the three and six months ended June 30, 2022 include revenue and costs for Borderfree. Net income of Borderfree for these periods was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas for the three and six months ended June 30, 2022, revenue and cost of revenue for these services were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce business.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$312,754	$143,107	$17,636	$473,497	$—	$473,497
Support services	—	—	103,315	103,315	—	103,315
Financing	—	—	—	—	66,702	66,702
Equipment sales	—	—	19,060	19,060	60,391	79,451
Supplies	—	—	36,505	36,505	—	36,505
Rentals	—	—	—	—	17,011	17,011
Subtotal	312,754	143,107	176,516	632,377	$144,104	$776,481

Revenue from leasing transactions and financing	—	—	144,104	144,104
Total revenue	$312,754	$143,107	$320,620	$776,481

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$73,495	$73,495
Products/services transferred over time	312,754	143,107	103,021	558,882
Total	$312,754	$143,107	$176,516	$632,377

	Three Months Ended June 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$393,770	$138,934	$18,774	$551,478	$—	$551,478
Support services	—	—	107,625	107,625	—	107,625
Financing	—	—	—	—	67,298	67,298
Equipment sales	—	—	21,400	21,400	68,586	89,986
Supplies	—	—	38,245	38,245	—	38,245
Rentals	—	—	—	—	16,863	16,863
Subtotal	393,770	138,934	186,044	718,748	$152,747	$871,495

Revenue from leasing transactions and financing	—	—	152,747	152,747
Total revenue	$393,770	$138,934	$338,791	$871,495

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$76,153	$76,153
Products/services transferred over time	393,770	138,934	109,891	642,595
Total	$393,770	$138,934	$186,044	$718,748

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$661,145	$302,009	$33,834	$996,988	$—	$996,988
Support services	—	—	208,599	208,599	—	208,599
Financing	—	—	—	—	133,751	133,751
Equipment sales	—	—	39,055	39,055	123,006	162,061
Supplies	—	—	75,340	75,340	—	75,340
Rentals	—	—	—	—	34,280	34,280
Subtotal	661,145	302,009	356,828	1,319,982	$291,037	$1,611,019

Revenue from leasing transactions and financing	—	—	291,037	291,037
Total revenue	$661,145	$302,009	$647,865	$1,611,019

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$150,559	$150,559
Products/services transferred over time	661,145	302,009	206,269	1,169,423
Total	$661,145	$302,009	$356,828	$1,319,982

	Six Months Ended June 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$812,297	$299,478	$37,087	$1,148,862	$—	$1,148,862
Support services	—	—	217,977	217,977	—	217,977
Financing	—	—	—	—	139,327	139,327
Equipment sales	—	—	42,699	42,699	136,583	179,282
Supplies	—	—	79,306	79,306	—	79,306
Rentals	—	—	—	—	33,683	33,683
Subtotal	812,297	299,478	377,069	1,488,844	$309,593	$1,798,437

Revenue from leasing transactions and financing	—	—	309,593	309,593
Total revenue	$812,297	$299,478	$686,662	$1,798,437

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$154,526	$154,526
Products/services transferred over time	812,297	299,478	222,543	1,334,318
Total	$812,297	$299,478	$377,069	$1,488,844

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

Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2023	December 31, 2022	Increase/ (decrease)
Advance billings, current	Advance billings	$74,743	$97,904	$(23,161)
Advance billings, noncurrent	Other noncurrent liabilities	$828	$906	$(78)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $80 million of advance billings at the beginning of the period. Advance billings, current, at June 30, 2023 and December 31, 2022 also includes $8 million and $7 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2023	2024	2025-2028	Total
SendTech Solutions	$131,067	$227,613	$341,507	$700,187
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
Presort Services: Includes revenue and related expenses from sortation services that enable clients to qualify for USPS workshare discounts in First Class Mail, Marketing Mail, Marketing Mail Flats and Bound Printed Matter.
SendTech Solutions: Includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help clients simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges, goodwill impairment, and other items not allocated to business segments. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to net (loss) income.

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Ecommerce	$312,754	$393,770	$661,145	$812,297
Presort Services	143,107	138,934	302,009	299,478
SendTech Solutions	320,620	338,791	647,865	686,662
Total revenue	$776,481	$871,495	$1,611,019	$1,798,437

	Adjusted Segment EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Ecommerce	$(38,115)	$(28,825)	$(72,321)	$(42,521)
Presort Services	20,429	12,851	47,334	32,483
SendTech Solutions	97,480	95,565	194,151	200,140
Total adjusted segment EBIT	79,794	79,591	169,164	190,102
Reconciliation of adjusted segment EBIT to net (loss) income:
Unallocated corporate expenses	(47,709)	(40,761)	(104,058)	(98,595)
Restructuring charges	(22,443)	(4,224)	(26,042)	(8,408)
Interest expense, net	(37,683)	(33,540)	(74,561)	(67,266)
Proxy solicitation fees	(4,538)	—	(10,905)	—
Goodwill impairment	(118,599)	—	(118,599)	—
Gain (loss) on debt redemption/refinancing	228	—	3,064	(4,993)
Gain on sale of assets	—	—	—	14,372
Loss on sale of businesses, including transaction costs	—	(3,756)	—	(2,878)
Benefit for income taxes	9,415	7,026	12,665	2,823
Net (loss) income	$(141,535)	$4,336	$(149,272)	$25,157

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Earnings per Share
The calculation of basic and diluted earnings per share (EPS) is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(141,535)	$4,336	$(149,272)	$25,157
Denominator:
Weighted-average shares used in basic EPS	175,695	173,490	175,094	173,859
Dilutive effect of common stock equivalents (1)	—	3,479	—	3,814
Weighted-average shares used in diluted EPS	175,695	176,969	175,094	177,673

Basic net (loss) earnings per share	$(0.81)	$0.02	$(0.85)	$0.14
Diluted net (loss) earnings per share	$(0.81)	$0.02	$(0.85)	$0.14

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	11,426	9,602	9,833	9,602
(1) Due to the net loss for the three and six months ended June 30, 2023, an additional 3.7 million and 4.1 million, respectively, of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$28,137	$25,539
Supplies and service parts	33,046	27,573
Finished products	31,600	30,608
Total inventory, net	$92,783	$83,720

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
Finance receivables consisted of the following:

	June 30, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$986,317	$143,792	$1,130,109	$967,298	$158,167	$1,125,465
Unguaranteed residual values	38,837	8,346	47,183	38,832	8,798	47,630
Unearned income	(246,871)	(45,218)	(292,089)	(239,238)	(48,334)	(287,572)
Allowance for credit losses	(14,255)	(2,434)	(16,689)	(14,131)	(2,893)	(17,024)
Net investment in sales-type lease receivables	764,028	104,486	868,514	752,761	115,738	868,499
Loan receivables
Loan receivables	317,513	19,477	336,990	311,887	16,636	328,523
Allowance for credit losses	(5,264)	(164)	(5,428)	(4,787)	(139)	(4,926)
Net investment in loan receivables	312,249	19,313	331,562	307,100	16,497	323,597
Net investment in finance receivables	$1,076,277	$123,799	$1,200,076	$1,059,861	$132,235	$1,192,096

Maturities of gross finance receivables at June 30, 2023 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2023	$197,140	$43,305	$240,445	$224,057	$19,477	$243,534
2024	323,973	45,253	369,226	33,442	—	33,442
2025	232,550	28,915	261,465	26,991	—	26,991
2026	148,495	16,607	165,102	18,104	—	18,104
2027	72,840	7,306	80,146	11,659	—	11,659
Thereafter	11,319	2,406	13,725	3,260	—	3,260
Total	$986,317	$143,792	$1,130,109	$317,513	$19,477	$336,990

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$981,470	$141,849	$314,794	$19,285	$1,457,398
Past due amounts > 90 days	4,847	1,943	2,719	192	9,701
Total	$986,317	$143,792	$317,513	$19,477	$1,467,099

	December 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$959,203	$155,596	$308,872	$16,503	$1,440,174
Past due amounts > 90 days	8,095	2,571	3,015	133	13,814
Total	$967,298	$158,167	$311,887	$16,636	$1,453,988

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	1,035	250	2,067	160	3,512
Write-offs	(2,374)	(779)	(2,668)	(145)	(5,966)
Recoveries	1,460	134	1,061	—	2,655
Other	3	(64)	17	10	(34)
Balance at June 30, 2023	$14,255	$2,434	$5,264	$164	$22,117

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	145	73	1,408	186	1,812
Write-offs	(2,806)	(433)	(2,491)	(152)	(5,882)
Recoveries	1,572	—	1,354	—	2,926
Other	(19)	(364)	(2)	(31)	(416)
Balance at June 30, 2022	$18,438	$2,522	$3,528	$170	$24,658

The table below shows write-offs of gross finance receivables by year of origination.

	June 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$272	$688	$936	$601	$366	$290	$2,813	$5,966

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

	June 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$144,677	$255,499	$183,923	$119,576	$68,835	$25,262	$252,372	$1,050,144
Medium	27,214	45,522	33,343	22,615	16,592	6,076	49,631	200,993
High	2,345	4,581	3,055	2,482	1,214	850	6,416	20,943
Not Scored	48,423	50,455	37,337	17,854	9,379	3,000	28,571	195,019
Total	$222,659	$356,057	$257,658	$162,527	$96,020	$35,188	$336,990	$1,467,099

	December 31, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$286,297	$206,511	$140,800	$95,485	$34,721	$12,674	$239,635	$1,016,123
Medium	53,419	40,669	27,013	19,668	6,751	3,441	56,048	207,009
High	6,492	3,840	3,119	1,942	750	508	6,800	23,451
Not Scored	71,435	53,831	29,957	19,232	5,889	1,021	26,040	207,405
Total	$417,643	$304,851	$200,889	$136,327	$48,111	$17,644	$328,523	$1,453,988

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Profit recognized at commencement	$30,839	$34,337	$62,661	$69,378
Interest income	39,181	41,021	78,112	83,304
Total lease income from sales-type leases	$70,020	$75,358	$140,773	$152,682

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2023	$10,241
2024	17,361
2025	18,934
2026	9,561
2027	2,779
Thereafter	607
Total	$59,483

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,719	$(87,804)	$67,915	$155,715	$(80,188)	$75,527
Software & technology	21,973	(19,826)	2,147	22,000	(19,583)	2,417
Total intangible assets	$177,692	$(107,630)	$70,062	$177,715	$(99,771)	$77,944

Amortization expense for the three months ended June 30, 2023 and 2022 was $4 million and $8 million, respectively and amortization expense for the six months ended June 30, 2023 and 2022 was $8 million and $15 million, respectively.
Future amortization expense as of June 30, 2023 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2023	$7,859
2024	15,719
2025	15,515
2026	14,526
2027	11,471
Thereafter	4,972
Total	$70,062

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2022	Impairment	Currency impact	June 30, 2023
Global Ecommerce	$339,184	$(118,599)	$—	$220,585
Presort Services	223,763	—	—	223,763
SendTech Solutions	504,004	—	3,950	507,954
Total goodwill	$1,066,951	$(118,599)	$3,950	$952,302

Global Ecommerce goodwill is net of accumulated goodwill impairment charges of $317 million and $198 million at June 30, 2023 and December 31, 2022, respectively.
We determined that the performance of our Global Ecommerce reporting unit through June 30, 2023 and continuing changes in macroeconomic conditions, was a triggering event causing us to evaluate the Global Ecommerce goodwill for impairment at June 30, 2023. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. The fair value of the reporting unit was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. We determined that the estimated fair value of the Global Ecommerce reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $119 million. Future changes in any of these judgements or assumptions could materially affect the determination of fair value and result in an additional impairment charge in the future. The estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.

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

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$9,804	$178,973	$—	$188,777
Equity securities	—	14,888	—	14,888
Commingled fixed income securities	1,538	6,318	—	7,856
Government and related securities	10,339	18,674	—	29,013
Corporate debt securities	—	52,907	—	52,907
Mortgage-backed / asset-backed securities	—	123,009	—	123,009
Derivatives
Interest rate swap	—	13,283	—	13,283
Total assets	$21,681	$408,052	$—	$429,733
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,314)	$—	$(1,314)
Total liabilities	$—	$(1,314)	$—	$(1,314)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings in the six months ended June 30, 2023.

Available-for-sale securities consisted of the following:

	June 30, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,186	$(7,694)	$27,492
Corporate debt securities	65,638	(12,731)	52,907
Commingled fixed income securities	1,768	(230)	1,538
Mortgage-backed / asset-backed securities	151,671	(28,662)	123,009
Total	$254,263	$(49,317)	$204,946

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,744	$11	$(8,210)	$27,545
Corporate debt securities	66,300	—	(13,981)	52,319
Commingled fixed income securities	1,749	—	(229)	1,520
Mortgage-backed / asset-backed securities	156,352	—	(29,470)	126,882
Total	$260,145	$11	$(51,890)	$208,266

Investment securities in a loss position were as follows:

	June 30, 2023		December 31, 2022
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$22,263	$5,001	$17,063	$2,753
Corporate debt securities	52,440	12,715	48,812	13,749
Mortgage-backed / asset-backed securities	122,646	28,642	114,839	28,040
Total	$197,349	$46,358	$180,714	$44,542

Less than 12 continuous months
Government and related securities	$5,229	$2,693	$10,061	$5,457
Corporate debt securities	467	16	3,508	232
Commingled fixed income securities	1,538	230	1,520	229
Mortgage-backed / asset-backed securities	363	20	12,042	1,430
Total	$7,597	$2,959	$27,131	$7,348
At June 30, 2023, all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at June 30, 2023 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,640	$2,399
After 1 year through 5 years	14,947	13,501
After 5 years through 10 years	72,584	59,847
After 10 years	164,092	129,199
Total	$254,263	$204,946
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at June 30, 2023 and December 31, 2022 totaled $24 million and $22 million, respectively. Held-to-maturity securities primarily consist of highly-liquid government securities with maturities less than two years.

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

Foreign Exchange Contracts
We may enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. There were no outstanding contracts associated with these anticipated transactions at June 30, 2023. At December 31, 2022, outstanding contracts associated with these anticipated transactions had a notional value of $1 million.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$—	$15
	Accounts payable and accrued liabilities	—	(23)
Interest rate swaps	Other assets	13,283	15,283

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	—	464
	Accounts payable and accrued liabilities	(1,314)	(1,449)

	Total derivative assets	$13,283	$15,762
	Total derivative liabilities	(1,314)	(1,472)
	Total net derivative asset	$11,969	$14,290

Results of cash flow hedging relationships were as follows:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$—	$100	Revenue	$—	$—
			Cost of sales	(34)	49
Interest rate swap	586	1,717	Interest expense	138	138
	$586	$1,817		$104	$187

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$(25)	$123	Revenue	$—	$—
			Cost of sales	(33)	63
Interest rate swap	(2,000)	8,927	Interest expense	275	275
	$(2,025)	$9,050		$242	$338

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Nondesignated Derivative Instruments
We also enter into foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term intercompany loans and related interest denominated in a foreign currency. These foreign exchange contracts are not designated as hedging instruments. Accordingly, the revaluation of intercompany loans and interest and the change in fair value of these derivatives are recorded in earnings. All outstanding contracts at June 30, 2023 mature within three months.
The impact on earnings from the change in fair value of these foreign exchange contracts, exclusive of the corresponding impact on earnings from the revaluation of the intercompany loans and related interest, was as follows:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$5,893	$(17,769)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$7,464	$(21,183)

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

	June 30, 2023	December 31, 2022
Carrying value	$2,149,778	$2,205,266
Fair value	$1,744,098	$1,856,878

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
In May 2023, we approved a worldwide plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining processes, and driving further operational efficiencies. This will be achieved in part, through the expansion of the Company's shared services activities, further centralization and standardization of processes, increased automation and the closure and consolidation of select facilities in North America.
We expect to eliminate 400-500 positions worldwide. Total charges are expected to be $40 million-$50 million, consisting of employee severance and facility consolidation costs. We expect to substantially complete these actions by the first half of 2024.
Activity in our restructuring reserves was as follows:

	2023 Plan	Prior Plan	Total
Balance at January 1, 2023	$—	$7,647	$7,647
Amounts charged to expense	22,443	3,599	26,042
Cash payments	(1,637)	(11,246)	(12,883)
Noncash activity	(1,478)	—	(1,478)
Balance at June 30, 2023	$19,328	$—	$19,328

Balance at January 1, 2022	$—	$5,747	$5,747
Amounts charged to expense	—	8,408	8,408
Cash payments	—	(8,255)	(8,255)
Noncash activity	—	(275)	(275)
Balance at June 30, 2022	$—	$5,625	$5,625

Components of restructuring expense were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	2023 Plan	Prior Plan	Total	Prior Plan
Severance	$20,965	$—	$20,965	$3,170
Facilities and other	1,478	—	1,478	1,054
Total	$22,443	$—	$22,443	$4,224

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	2023 Plan	Prior Plan	Total	Prior Plan
Severance	$20,965	$3,057	$24,022	$6,377
Facilities and other	1,478	542	2,020	2,031
Total	$22,443	$3,599	$26,042	$8,408

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2023	December 31, 2022
Notes due March 2024	4.625%	$214,510	$236,749
Term loan due March 2026	SOFR + 2.25%	336,500	351,500
Notes due March 2027	6.875%	380,000	396,750
Term loan due March 2028	SOFR + 4.0%	439,875	442,125
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		1,817	2,446
Principal amount		2,183,543	2,240,411
Less: unamortized costs, net		33,765	35,145
Total debt		2,149,778	2,205,266
Less: current portion long-term debt		264,980	32,764
Long-term debt		$1,884,798	$2,172,502

Through June 30, 2023, we purchased an aggregate $39 million of the March 2024 notes and March 2027 notes and recognized a gain of $3 million. Additionally, we made scheduled principal repayments of $17 million on our term loans. At June 30, 2023, the interest rate on the 2026 Term Loan was 7.5% and the interest rate of the 2028 Term Loan was 9.2%.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. In June 2023, we amended this credit agreement to provide additional flexibility in managing our capital structure. At June 30, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.
We have outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. In January 2023, the reference rate of the interest rate swaps was amended to align with the secured revolving credit facility. Under the terms of the interest rate swaps, we pay fixed-rate interest of 0.585% and receive variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly.
The Pitney Bowes Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines and has access to certain credit products as a funding source known as "advances." As of June 30, 2023, the Bank had yet to apply for any advances.

In July 2023, we issued senior secured notes in an aggregate principal amount of $275 million, pursuant to a private placement. The notes mature in March 2028 and bear interest of SOFR plus 6.9%, payable quarterly, and were issued with original issue discount of 3%. The net proceeds will be used to redeem our March 2024 notes and a portion of our tranche A term loan due March 2026.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$10	$24	$194	$332	$88	$179
Interest cost	16,089	11,141	5,334	3,450	1,306	939
Expected return on plan assets	(21,613)	(17,862)	(7,515)	(6,809)	—	—
Amortization of prior service (credit) cost	(5)	(11)	72	64	—	—
Amortization of net actuarial loss (gain)	4,416	8,232	522	1,726	(357)	88
Settlement	314	—	—	—	—	—
Net periodic benefit (income) cost	$(789)	$1,524	$(1,393)	$(1,237)	$1,037	$1,206
Contributions to benefit plans	$1,908	$1,148	$512	$392	$2,838	$3,490

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$20	$48	$388	$687	$177	$358
Interest cost	32,178	22,282	10,556	7,084	2,611	1,879
Expected return on plan assets	(43,226)	(35,725)	(14,859)	(14,014)	—	—
Amortization of prior service (credit) cost	(10)	(22)	142	132	—	—
Amortization of net actuarial loss (gain)	8,833	16,464	1,027	3,547	(713)	175
Settlement	314	—	—	—	—	—
Net periodic benefit (income) cost	$(1,891)	$3,047	$(2,746)	$(2,564)	$2,075	$2,412
Contributions to benefit plans	$3,035	$2,298	$15,545	$8,613	$6,616	$7,648

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2023 was 6.2% and 7.8%, respectively, primarily due to a benefit of $1 million on the $119 million goodwill impairment charge as the majority of this charge is nondeductible.
For the three months ended June 30, 2022, we reported a tax benefit of $7 million on a pre-tax loss of $3 million primarily due to the recognition of a one-time tax benefit from a tax basis adjustment resulting from the Borderfree business being classified as assets held for sale. For the six months ended June 30, 2022, we reported a tax benefit of $3 million on pre-tax income of $22 million primarily due to the benefit related to the Borderfree business and a $1 million benefit associated with the 2019 sale of a business.
As is the case with other large corporations, our tax returns are examined by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 15% of our unrecognized tax benefits.
With regard to U.S Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2019 are closed to audit, but for review of the Tax Cuts and Jobs Act Sec. 965 transition tax. On a state and local level, the company is closed through 2017 in most jurisdictions. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2017 except for a specific issue under current exam. For France, Germany and the U.K., the company is closed through 2019, 2016, and 2020 respectively. We also have other less significant tax filings currently subject to examination.

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
As of June 30, 2023, we have entered into real estate and equipment leases with aggregate payments of $59 million and terms ranging from three to seven years that have not commenced.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ (Deficit) Equity
Changes in stockholders’ (deficit) equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at April 1, 2023	$323,338	$—	$5,060,852	$(819,978)	$(4,504,248)	$59,964
Net loss	—	—	(141,535)	—	—	(141,535)
Other comprehensive income	—	—	—	11,985	—	11,985
Dividends paid ($0.05 per common share)	—	—	(8,800)	—	—	(8,800)
Issuance of common stock	—	(2,830)	(1,876)	—	4,775	69
Stock-based compensation expense	—	2,830	—	—	—	2,830
Balance at June 30, 2023	$323,338	$—	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2022	$323,338	$—	$5,141,636	$(800,330)	$(4,571,762)	$92,882
Net income	—	—	4,336	—	—	4,336
Other comprehensive loss	—	—	—	(49,723)	—	(49,723)
Dividends paid ($0.05 per common share)	—	—	(8,625)	—	—	(8,625)
Issuance of common stock	—	(5,371)	(99)	—	5,383	(87)
Stock-based compensation expense	—	5,371	—	—	—	5,371
Balance at June 30, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at January 1, 2023	$323,338	$—	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	—	(149,272)	—	—	(149,272)
Other comprehensive income	—	—	—	27,571	—	27,571
Dividends paid ($0.10 per common share)	—	—	(17,525)	—	—	(17,525)
Issuance of common stock	—	(6,075)	(50,239)	—	53,325	(2,989)
Stock-based compensation expense	—	6,075	—	—	—	6,075
Balance at June 30, 2023	$323,338	$—	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	25,157	—	—	25,157
Other comprehensive loss	—	—	—	(69,741)	—	(69,741)
Dividends paid ($0.10 per common share)	—	—	(17,313)	—	—	(17,313)
Issuance of common stock	—	(12,351)	(39,866)	—	49,216	(3,001)
Stock-based compensation expense	—	9,866	—	—	—	9,866
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at June 30, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow hedges
Cost of sales	(34)	49	$(33)	$63
Interest expense, net	138	138	275	275
Total before tax	104	187	242	338
Income tax provision	26	47	61	83
Net of tax	$78	$140	$181	$255

Available-for-sale securities
Financing revenue	$(1)	$(4)	$9	$(6)
Selling, general and administrative expense	—	35	—	22
Total before tax	(1)	31	9	16
Income tax provision	—	8	2	5
Net of tax	$(1)	$23	$7	$11

Pension and postretirement benefit plans
Prior service costs	(67)	(53)	$(132)	$(110)
Actuarial losses	(4,581)	(10,046)	(9,147)	(20,186)
Settlement	(314)	—	(314)	—
Total before tax	(4,962)	(10,099)	(9,593)	(20,296)
Income tax benefit	(1,223)	(1,870)	(2,365)	(4,331)
Net of tax	$(3,739)	$(8,229)	$(7,228)	$(15,965)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive (loss) income before reclassifications	(1,506)	1,957	—	20,080	20,531
Reclassifications into earnings	(181)	(7)	7,228	—	7,040
Net other comprehensive (loss) income	(1,687)	1,950	7,228	20,080	27,571
Balance at June 30, 2023	$10,816	$(37,490)	$(708,828)	$(72,491)	$(807,993)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	6,817	(26,554)	—	(65,703)	(85,440)
Reclassifications into earnings	(255)	(11)	15,965	—	15,699
Net other comprehensive income (loss)	6,562	(26,565)	15,965	(65,703)	(69,741)
Balance at June 30, 2022	$10,365	$(32,814)	$(740,674)	$(86,930)	$(850,053)

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

	Six Months Ended June 30,
	2023	2022
Balance at beginning of year	$5,864	$29,179
Amounts charged to expense	3,652	5,280
Write-offs, recoveries and other	(5,299)	(21,763)
Balance at end of period	$4,217	$12,696

Accounts and other receivables	$4,217	$12,176
Other assets	—	520
Total	$4,217	$12,696
Other income, net consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023	2022
(Gain) loss on debt redemption/refinancing	$(228)	$(3,064)	$4,993
Gain on sale of assets	—	—	(14,372)
Gain on sale of businesses	—	—	(2,522)
Other income, net	$(228)	$(3,064)	$(11,901)

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022
Cash interest paid	$75,425	$64,511
Cash income tax payments, net of refunds	$15,100	$11,164
Noncash activity
Capital assets obtained under capital lease obligations	$1,495	$14,017

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts on our cost of debt due to recent increases in interest rates and the potential for future interest rate hikes
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•changes in labor and transportation availability and costs
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, to the company, our clients and retail consumers
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of pandemics (including the lingering effects of COVID-19) and acts of nature on the Company and the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2022 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

OUTLOOK
For the full year 2023, we expect consolidated revenue on a comparable basis (see Factors Affecting Comparability below), to be relatively flat compared to 2022, and the percentage of adjusted EBIT growth to outpace revenue performance.
Within Global Ecommerce, we anticipate growth in Domestic Parcel operations, partially offset by continued softness in our Cross-border operations. We anticipate Domestic Parcel margin and profit improvements from higher parcel volumes and the investments we made in our facilities and network. We expect our cross-border operations to be adversely impacted by macroeconomic challenges and a reduction in parcel volumes, primarily from two clients in 2023 compared to 2022.
Presort Services revenue is expected to benefit from pricing actions designed to offset inflationary pressure on costs, a full year of mail volumes from prior year acquisitions and growth in Marketing Mail Flats and Bound Printed Matter volumes, which are expected to offset the impact on revenue from the expected decline in First Class Mail volumes. We expect margin and profit improvements driven by our investments in automation and facilities consolidation.
In SendTech Solutions, we expect revenue growth from new products and our cloud-enabled shipping solutions to partially offset an expected decline in mailing related revenues. Overall segment margins are expected to remain within their historical range.
In May 2023, we approved a worldwide plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining operating processes, and drive further operational efficiencies. The 2023 Plan includes the elimination of 400-500 positions worldwide through the expansion of our shared services activities, further centralization and standardization of processes, increased automation, and the closure and consolidation of select facilities in North America. Total charges are expected to be $40 million-$50 million. Total cash payments are expected to be $20 million-$30 million, a majority of which will be paid in 2023. We expect to substantially complete these actions by the first half of 2024. As a result of the 2023 Plan, we expect annualized cost savings of $35 million- $45 million by the end of 2024.
Certain factors beyond our control could have adverse impacts on our 2023 results including, but not limited to, reduced consumer spending due to inflationary pressures and rising prices, higher interest rates, a slow-down in economic activity, higher fuel and transportation costs and other adverse geopolitical developments, including those related to China. Inflationary pressures and rising prices could put increased pressure on wages, particularly warehouse and transportation employees, and result in higher component costs. Higher fuel and freight costs could also adversely impact our operations. We expect interest expense for 2023 will be about $30 million higher than 2022 due to the recent increases in interest rates and additional increases anticipated in 2023.

OVERVIEW OF CONSOLIDATED RESULTS
Factors Affecting Comparability
Certain transactions and changes occurred in 2022 that impact the comparability of our 2023 financial results to the prior periods. These transactions and changes include:

•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the three and six months ended June 30, 2022 include revenue and costs for Borderfree. Net income of Borderfree for these periods was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas for the three and six months ended June 30, 2022, revenue and cost of revenue for these services were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce business.

Constant Currency
In the tables below, we report the change in revenue on a reported basis and a constant currency basis. Constant currency measures exclude the impact of changes in currency exchange rates from the prior period under comparison. We believe that excluding the impacts of currency exchange rates provides investors with a better understanding of the underlying revenue performance. Constant currency change is calculated by converting the current period non-U.S. dollar denominated revenue using the prior year’s exchange rate.

Financial Results Summary - Three and Six Months Ended June 30:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$776,481	$871,495	(11)%	(11)%
Total costs and expenses	927,431	874,185	(6)%
Loss before taxes	(150,950)	(2,690)	>(100%)
Benefit for income taxes	(9,415)	(7,026)	34%
Net (loss) income	$(141,535)	$4,336	>(100%)

Revenue decreased $95 million in the second quarter of 2023 compared to the prior year primarily due to a decrease in business services revenue of $78 million, lower equipment sales of $11 million and lower support services revenue of $4 million.

Total costs and expenses increased $53 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $80 million primarily due to lower cost of business services of $67 million and lower cost of equipment sales of $8 million.

•Selling, general and administrative (SG&A) expense declined $4 million, compared to the prior year period primarily driven by lower amortization expense of $4 million, lower credit card fees of $3 million, lower marketing expenses of $2 million and lower credit loss provision of $2 million, partially offset by incremental proxy solicitation fees of $5 million and higher variable compensation expense of $4 million.

•Restructuring expense increased $18 million compared to the prior year period primarily driven by actions taken in connection with the 2023 Plan.

•During the quarter, we recorded a non-cash goodwill impairment charge of $119 million associated with our Global Ecommerce reporting unit. See Note 7 for more information.

•Interest expense represents interest on our outstanding debt, net of interest income. We allocate a portion of total interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period. Total interest expense, including financing interest expense, for the second quarter of 2023 increased $4 million compared to the prior year period primarily due to rising interest rates resulting in higher interest expense on our debt of $7 million, partially offset by higher interest income of $3 million.

The effective tax rate for the three months ended June 30, 2023 was 6.2%, primarily due to the nondeductibility of the goodwill impairment charge. See Note 12 for more information.

Net loss for the second quarter was $142 million compared to net income of $4 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$1,611,019	$1,798,437	(10)%	(10)%
Total costs and expenses	1,772,956	1,776,103	—%
(Loss) income before taxes	(161,937)	22,334	>(100%)
Benefit for income taxes	(12,665)	(2,823)	>100%
Net (loss) income	$(149,272)	$25,157	>(100%)

Revenue decreased $187 million in the first half of 2023 compared to the prior year primarily due to a decrease in business services revenue of $152 million, lower equipment sales of $17 million, lower support services revenue of $9 million and lower financing revenue of $6 million.

Total costs and expenses decreased $3 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $144 million primarily due to lower cost of business services of $124 million and lower cost of equipment sales of $14 million.

•SG&A expense declined $5 million compared to the prior year period primarily driven by lower amortization expense of $8 million and lower credit card fees of $7 million, partially offset by incremental proxy solicitation fees of $11 million.

•Restructuring expense increased $18 million compared to the prior year period primarily driven by actions taken in connection with the 2023 Plan.

•During the second quarter, we recorded a non-cash goodwill impairment charge of $119 million associated with our Global Ecommerce reporting unit.

•Interest expense represents interest on our outstanding debt, net of interest income. We allocate a portion of total interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period. Total interest expense, including financing interest expense, for the first half of 2023 increased $7 million compared to the prior year period primarily due to rising interest rates resulting in higher interest expense on our debt of $13 million, partially offset by higher interest income of $6 million.

•Other income, net declined $9 million compared to the prior year period primarily driven by prior year gains of $17 million, partially offset by a favorable year-over-year impact of $8 million associated with the redemption/refinancing of debt.

The effective tax rate for the six months ended June 30, 2023 was 7.8%, primarily due to the nondeductibility of the goodwill impairment charge. See Note 12 for more information..

Net loss for the first half of 2023 was $149 million compared to net income of $25 million in the prior year period.

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
Financial performance for the Global Ecommerce segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$312,754	$393,770	(21)%	(20)%
Cost of Business Services	299,072	356,025	16%
Gross Margin	13,682	37,745	(64)%
Gross Margin %	4.4%	9.6%

Selling, general and administrative	48,678	63,276	23%
Research and development	3,119	3,294	5%
Adjusted segment EBIT	$(38,115)	$(28,825)	(32)%
Global Ecommerce revenue decreased $81 million in the second quarter of 2023 compared to the prior year period. The change in revenue presentation for digital delivery services and the sale of Borderfree accounted for $49 million of this decrease. Cross-border revenue declined $55 million due to lower volumes, primarily driven by changes in how two of our largest clients access our services and digital delivery services revenue declined $12 million due to a decrease in the number of shipping labels printed. These declines were partially offset by domestic parcel delivery revenue growth of $41 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $24 million and gross margin percentage decreased to 4.4% from 9.6% compared to the prior year period. Cross-border services gross margin declined $13 million, primarily due to the decline in volumes. Digital delivery services gross margin declined $5 million primarily due to the decline in the number of shipping labels printed. The sale of Borderfree contributed a decline in gross margin of $4 million. Offsetting these declines, domestic parcel delivery services gross margin increased $1 million compared to the prior year primarily due to higher parcel volumes.
SG&A expenses declined $15 million compared to the prior year period, primarily due to lower amortization expense of $4 million, lower employee-related expenses of $3 million, lower credit card fees of $3 million and lower credit loss provision of $2 million.
Adjusted segment EBIT was a loss of $38 million for the second quarter of 2023 compared to a loss of $29 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$661,145	$812,297	(19)%	(18)%
Cost of Business Services	625,818	724,493	14%
Gross Margin	35,327	87,804	(60)%
Gross Margin %	5.3%	10.8%

Selling, general and administrative	101,888	124,137	18%
Research and development	5,760	6,188	7%
Adjusted segment EBIT	$(72,321)	$(42,521)	(70)%
Global Ecommerce revenue decreased $151 million in the first half of 2023 compared to the prior year period. The change in revenue presentation for digital delivery services and the sale of Borderfree accounted for $98 million of the decrease. Cross-border revenue declined $86 million due to lower volumes, primarily driven by changes in how two of our largest clients access our services and digital delivery services revenue declined $24 million due to a decrease in the number of shipping labels printed. These declines were partially offset by domestic parcel delivery revenue growth of $78 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $52 million and gross margin percentage decreased to 5.3% from 10.8% compared to the prior year period. Cross-border services gross margin declined $28 million, primarily due to the decline in volumes. Digital delivery services gross margin declined $10 million primarily due to the decline in the number of shipping labels printed. The sale of Borderfree contributed a decline in gross margin of $8 million. Offsetting these declines, domestic parcel delivery services gross margin increased $2 million compared to the prior year primarily due to higher parcel volumes.
SG&A expenses declined $22 million compared to the prior year period, primarily due to lower amortization expense of $8 million, lower credit card fees of $7 million and lower employee-related expenses of $4 million.
Adjusted segment EBIT was a loss of $72 million for the first half of 2023 compared to a loss of $43 million in the prior year period.

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$143,107	$138,934	3%	3%
Cost of Business Services	104,068	111,305	7%
Gross Margin	39,039	27,629	41%
Gross Margin %	27.3%	19.9%

Selling, general and administrative	18,555	14,730	(26)%
Other components of net pension and postretirement costs	55	48	(15)%
Adjusted segment EBIT	$20,429	$12,851	59%
Revenue increased $4 million driven by pricing actions to mitigate inflationary pressures on costs, which offset the revenue decline driven by a 5% decrease in total mail volumes compared to the prior year quarter. The processing of Marketing Mail Flats and Bound Printed Matter and First Class Mail each contributed revenue increases of $3 million, which was partially offset by a decline in revenue of $2 million from the processing of Marketing Mail.
Gross margin increased $11 million and gross margin percentage increased from 19.9% to 27.3% compared to the prior year period. These margin improvements were driven by pricing actions and investments we made in network management, automation and higher-throughput sortation equipment. Transportation costs declined $5 million due to improved network management and production labor costs declined $1 million due to higher mail throughput per labor hour.
Selling, general and administrative expenses increased $4 million, primarily due to higher employee-related expenses of $3 million and higher professional fees of $1 million.
Adjusted segment EBIT was $20 million for the second quarter of 2023 compared to $13 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$302,009	$299,478	1%	1%
Cost of Business Services	216,564	235,956	8%
Gross Margin	85,445	63,522	35%
Gross Margin %	28.3%	21.2%

Selling, general and administrative	38,000	30,943	(23)%
Other components of net pension and postretirement costs	111	96	(16)%
Adjusted segment EBIT	$47,334	$32,483	46%

Revenue increased $3 million driven by pricing actions to mitigate inflationary pressures on costs, which offset the revenue decline driven by a 7% decrease in total mail volumes compared to the prior year period. The processing of Marketing Mail Flats and Bound Printed Matter contributed a revenue increase of $6 million, which was partially offset by a decrease in revenue from the processing of Marketing Mail of $5 million.
Gross margin increased $22 million and gross margin percentage increased from 21.2% to 28.3% compared to the prior year period. These margin improvements were driven by pricing actions and investments we made in network management, automation and higher-throughput sortation equipment. Transportation costs declined $10 million due to improved network management and production labor costs declined $5 million due to higher mail throughput per labor hour.
Selling, general and administrative expenses increased $7 million primarily due to higher employee-related expenses.
Adjusted segment EBIT was $47 million in the first half of 2023 compared to $32 million in the prior year period.

SendTech Solutions
SendTech Solutions provides clients with physical and digital mailing and shipping technology solutions and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats, as well as supplies and maintenance services for these offerings. We offer financing alternatives that enable clients to finance equipment and product purchases, a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies, and an interest-bearing deposit solution to clients who prefer to prepay postage. We also offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital.

Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$17,636	$18,774	(6)%	(6)%
Support services	103,315	107,625	(4)%	(4)%
Financing	66,702	67,298	(1)%	(1)%
Equipment sales	79,451	89,986	(12)%	(11)%
Supplies	36,505	38,245	(5)%	(4)%
Rentals	17,011	16,863	1%	1%
Total revenue	320,620	338,791	(5)%	(5)%

Cost of business services	7,148	9,858	27%
Cost of support services	34,798	37,365	7%
Cost of equipment sales	55,751	63,232	12%
Cost of supplies	10,826	10,957	1%
Cost of rentals	5,084	7,401	31%
Total costs of revenue	113,607	128,813	12%

Gross margin	207,013	209,978	(1)%
Gross margin %	64.6%	62.0%

Selling, general and administrative	105,423	109,016	3%
Research and development	4,635	5,481	15%
Other components of pension and post retirement costs	(525)	(84)	>100%
Adjusted Segment EBIT	$97,480	$95,565	2%
SendTech Solutions revenue decreased $18 million in the second quarter of 2023 compared to the prior year period, primarily driven by lower equipment sales, support services revenue and supplies revenue. Equipment sales declined $11 million as we are seeing initial leases of some of our advanced technology products expiring and customers opting to extend these leases rather than purchase new equipment. Support services revenue declined $4 million primarily due to the continuing shift to cloud-enabled products that do not include an annual maintenance agreement option. Supplies revenue declined $2 million primarily driven by a declining meter population. Business services revenue decreased $1 million; however, the change in revenue presentation for digital delivery services reduced revenue by $5 million. The underlying increase of $4 million is primarily due to growth in enterprise shipping subscriptions.
Gross margin decreased $3 million primarily due to the decline in revenue. Gross margin percentage increased to 64.6% from 62.0% compared to the prior year period, primarily due to an improvement in business services gross margin, support services gross margin driven by a shift away from lower margin clients, and rentals gross margin primarily due to a $2 million prior year unfavorable scrap adjustment.
Selling, general and administrative expenses decreased $4 million compared to the prior year period, primarily driven by lower professional fees of $2 million and lower marketing expenses of $1 million.
Adjusted segment EBIT was $97 million in the second quarter of 2023 compared to $96 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$33,834	$37,087	(9)%	(9)%
Support services	208,599	217,977	(4)%	(4)%
Financing	133,751	139,327	(4)%	(3)%
Equipment sales	162,061	179,282	(10)%	(9)%
Supplies	75,340	79,306	(5)%	(4)%
Rentals	34,280	33,683	2%	3%
Total revenue	647,865	686,662	(6)%	(5)%

Cost of business services	13,816	19,740	30%
Cost of support services	71,330	74,300	4%
Cost of equipment sales	112,466	126,673	11%
Cost of supplies	21,983	22,431	2%
Cost of rentals	10,444	12,668	18%
Total costs of revenue	230,039	255,812	10%

Gross margin	417,826	430,850	(3)%
Gross margin %	64.5%	62.7%

Selling, general and administrative	215,121	219,859	2%
Research and development	9,678	11,020	12%
Other components of pension and post retirement costs	(1,124)	(169)	>100%
Adjusted Segment EBIT	$194,151	$200,140	(3)%
SendTech Solutions revenue decreased $39 million in the first half of 2023 compared to the prior year period. Equipment sales declined $17 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment and lower sales in the first quarter relative to the first quarter of 2022 driven by the timing of installations. Support services revenue declined $9 million primarily due to the continuing shift to cloud-enabled products that do not include an annual maintenance agreement option. Financing revenue declined $6 million primarily due to $4 million of lower lease extensions and lower late fees of $2 million. Supplies revenue declined $4 million primarily driven by a declining meter population. Business services revenue decreased $3 million; however, the change in revenue presentation for digital delivery services reduced revenue by $8 million. The underlying increase of $5 million is primarily due to growth in enterprise shipping subscriptions.
Gross margin decreased $13 million primarily due to the decline in revenue. Gross margin percentage increased to 64.5% from 62.7% compared to the prior year period, primarily due to an improvement in business services gross margin, equipment sales gross margin, support services margin gross which was driven by a shift away from low margin clients, and rentals gross margin primarily due to a $2 million prior year unfavorable scrap adjustment.
Selling, general and administrative expenses declined $5 million primarily driven by lower outsourcing and professional fees of $4 million.
Adjusted segment EBIT was $194 million in the first half of 2023 compared to $200 million for the prior year period.

UNALLOCATED CORPORATE EXPENSES
The majority of our operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology, and research and development.
Unallocated corporate expenses were as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$47,709	$40,761	(17)%
Unallocated corporate expenses for the second quarter of 2023 increased $7 million compared to the prior year period primarily due to higher variable compensation expense of $4 million, higher professional and outsourcing fees of $1 million, and higher insurance costs of $1 million.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$104,058	$98,595	(6)%
Unallocated corporate expenses for the first half of 2023 increased $5 million compared to the prior year period primarily due to higher insurance costs of $2 million and higher professional and outsourcing fees of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2023, we had cash, cash equivalents and short-term investments of $561 million, which includes $104 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2023	2022	Change
Net cash from operating activities	$(39,758)	$45,694	$(85,452)
Net cash from investing activities	(60,696)	(27,518)	(33,178)
Net cash from financing activities	(32,553)	(166,504)	133,951
Effect of exchange rate changes on cash and cash equivalents	4,730	(13,455)	18,185
Change in cash and cash equivalents	$(128,277)	$(161,783)	$33,506
Operating Activities
Cash flows from operating activities in 2023 declined $85 million compared to the prior year period. This decline was driven by lower earnings and higher payments of accounts payable and accrued liabilities ($37 million), pension contributions and retiree medical payments ($7 million) and restructuring payments ($5 million).
Investing Activities
Cash flows from investing activities for 2023 declined $33 million compared to the prior year period primarily due to prior year proceeds of $54 million from the sale of a business and our Shelton, Connecticut office building and lower cash from investment-related activities of $22 million, partially offset by year-over-year cash improvement of $26 million from settlements of derivative contracts and lower capital expenditures of $10 million.
Financing Activities
Cash flows from financing activities for 2023 improved $134 million compared to the prior year period primarily due to an increase in customer account deposits at the Bank of $68 million, lower net repayments of debt of $53 million and prior year common stock repurchases of $13 million.

Financings and Capitalization
During 2023, we purchased an aggregate $39 million of the March 2024 notes and March 2027 notes in the open market and made scheduled term loan principal repayments of $17 million.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. In June 2023, we amended the credit agreement to provide additional flexibility in managing our capital structure. At June 30, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility and term loans are secured by assets of the company.
We have $265 million of debt that is due within the next 12 months, including our March 2024 notes. In July 2023, we issued senior secured notes in an aggregate principal amount of $275 million, pursuant to a private placement. The notes mature in March 2028 and bear interest of SOFR plus 6.9%, payable quarterly, and were issued with original issue discount of 3%. The net proceeds will be used to redeem our March 2024 notes and a portion of our tranche A term loan due March 2026
The Pitney Bowes Bank, a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of June 30, 2023, the Bank had yet to apply for any advances.
Each quarter, our Board of Directors considers whether to approve the payment of a dividend. Under the terms of the note purchase agreement entered into in July 2023 and the credit agreement, as amended in July 2023, the annual amount of permitted dividend payments is capped at the lesser of $36 million or a maximum dividend yield of 6.25%. In addition, share repurchases would further limit this amount. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
At June 30, 2023, we have entered into real estate and equipment leases with aggregate payments of $59 million and terms ranging from three to seven years that have not commenced. Most of these leases are expected to commence in the third quarter of 2023.
At June 30, 2023, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates

Goodwill
The performance of our Global Ecommerce reporting unit through June 30, 2023, and continuing changes in macroeconomic conditions, was a triggering event causing us to evaluate the Global Ecommerce goodwill for impairment at June 30, 2023. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $119 million to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.
The fair value of the reporting unit was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. The judgements and assumptions used to estimate the fair value were inherently subjective and changes in any of the judgements or assumptions could materially affect the determination of fair value and result in an additional impairment charge in the future.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2023.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2022 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended June 30, 2023. We have remaining authorization to purchase up to $3 million of our common stock.

Item 5: Other Information
None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10.1	Fifth Amendment, dated as of June 6, 2023, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on June 6, 2023)	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	August 3, 2023

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)