Form 10-Q
period 2023-09-30
PITNEY BOWES INC /DE/
filed 2023-11-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2023, 176,331,236 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Business services	$483,987	$518,405	$1,480,975	$1,667,267
Support services	101,855	107,642	310,454	325,619
Financing	68,572	67,757	202,323	207,084
Equipment sales	76,705	83,528	238,766	262,810
Supplies	35,695	37,455	111,035	116,761
Rentals	16,937	16,127	51,217	49,810
Total revenue	783,751	830,914	2,394,770	2,629,351
Costs and expenses:
Cost of business services	419,859	452,715	1,276,814	1,433,474
Cost of support services	35,589	36,618	107,447	111,463
Financing interest expense	16,813	13,692	46,112	37,827
Cost of equipment sales	52,952	60,595	166,303	188,181
Cost of supplies	10,498	10,529	32,607	33,074
Cost of rentals	4,289	6,270	14,859	19,052
Selling, general and administrative	209,416	209,576	674,085	678,999
Research and development	10,362	9,812	31,129	32,400
Restructuring charges and asset impairments	16,578	4,264	42,620	12,672
Goodwill impairment	—	—	118,599	—
Interest expense, net	26,782	23,685	72,044	66,816
Other components of net pension and postretirement (income) cost	(2,683)	1,427	(6,144)	3,229
Other income, net	—	(8,398)	(3,064)	(20,299)
Total costs and expenses	800,455	820,785	2,573,411	2,596,888
(Loss) income before taxes	(16,704)	10,129	(178,641)	32,463
(Benefit) provision for income taxes	(4,185)	4,642	(16,850)	1,819
Net (loss) income	$(12,519)	$5,487	$(161,791)	$30,644

Basic net (loss) earnings per share	$(0.07)	$0.03	$(0.92)	$0.18
Diluted net (loss) earnings per share	$(0.07)	$0.03	$(0.92)	$0.17
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(12,519)	$5,487	$(161,791)	$30,644
Other comprehensive loss, net of tax:
Foreign currency translation, net of tax of $(262), $(2,393), $314 and $(5,466), respectively	(25,640)	(56,419)	(5,560)	(122,122)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(439), $963, $(1,001) and $3,138, respectively	(1,316)	2,853	(3,003)	9,415
Net unrealized loss on investment securities, net of tax of $(1,972), $(2,545), $(1,360) and $(11,353), respectively	(6,280)	(9,583)	(4,330)	(36,148)
Amortization of pension and postretirement costs, net of tax of $1,032, $2,461, $3,397 and $6,792, respectively	3,158	7,749	10,386	23,714
Other comprehensive loss, net of tax	(30,078)	(55,400)	(2,507)	(125,141)
Comprehensive loss	$(42,597)	$(49,913)	$(164,298)	$(94,497)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$557,696	$669,981
Short-term investments (includes $2,280 and $1,882, respectively, reported at fair value)	21,732	11,172
Accounts and other receivables (net of allowance of $4,124 and $5,344, respectively)	288,592	343,557
Short-term finance receivables (net of allowance of $14,128 and $11,395, respectively)	550,152	564,972
Inventories	83,781	83,720
Current income taxes	6,392	8,790
Other current assets and prepayments	109,189	115,824
Total current assets	1,617,534	1,798,016
Property, plant and equipment, net	391,649	420,672
Rental property and equipment, net	24,652	27,487
Long-term finance receivables (net of allowance of $8,571 and $10,555 respectively)	641,251	627,124
Goodwill	945,418	1,066,951
Intangible assets, net	66,111	77,944
Operating lease assets	309,995	296,129
Noncurrent income taxes	55,378	46,613
Other assets (includes $214,752 and $229,936, respectively, reported at fair value)	370,716	380,419
Total assets	$4,422,704	$4,741,355

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$793,609	$907,083
Customer deposits at Pitney Bowes Bank	642,556	628,072
Current operating lease liabilities	58,270	52,576
Current portion of long-term debt	56,533	32,764
Advance billings	87,739	105,207
Current income taxes	1,819	2,101
Total current liabilities	1,640,526	1,727,803
Long-term debt	2,101,595	2,172,502
Deferred taxes on income	238,391	263,131
Tax uncertainties and other income tax liabilities	21,386	23,841
Noncurrent operating lease liabilities	279,920	265,696
Other noncurrent liabilities	265,995	227,729
Total liabilities	4,547,813	4,680,702

Commitments and contingencies (See Note 13)

Stockholders’ (deficit) equity:
Common stock, $1 par value (480,000 shares authorized; 323,338 shares issued)	323,338	323,338
Retained earnings	4,872,439	5,125,677
Accumulated other comprehensive loss	(838,071)	(835,564)
Treasury stock, at cost (147,011 and 149,307 shares, respectively)	(4,482,815)	(4,552,798)
Total stockholders’ (deficit) equity	(125,109)	60,653
Total liabilities and stockholders’ (deficit) equity	$4,422,704	$4,741,355

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(161,791)	$30,644
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	120,032	124,752
Allowance for credit losses	11,393	6,355
Stock-based compensation	7,281	15,237
Amortization of debt fees	7,604	6,737
(Gain) loss on debt redemption/refinancing	(3,064)	4,993
Restructuring charges and asset impairments	42,620	12,672
Restructuring payments	(25,152)	(11,761)
Pension contributions and retiree medical payments	(30,739)	(23,411)
Gain on sale of assets	—	(14,372)
Gain on sale of businesses	—	(10,920)
Goodwill impairment	118,599	—
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	48,914	24,895
Finance receivables	8,144	(1,125)
Inventories	54	(12,233)
Other current assets and prepayments	5,239	(22,234)
Accounts payable and accrued liabilities	(117,376)	(120,993)
Current and noncurrent income taxes	(34,819)	(14,633)
Advance billings	(16,106)	(774)
Other, net	4,714	15,400
Net cash from operating activities	(14,453)	9,229
Cash flows from investing activities:
Capital expenditures	(77,598)	(97,533)
Purchases of investment securities	(11,248)	(5,722)
Proceeds from sales/maturities of investment securities	16,100	24,835
Net investment in loan receivables	(17,039)	(31,101)
Proceeds from asset sales	—	50,766
Proceeds from sale of businesses	—	109,326
Acquisitions	—	(1,154)
Settlement of derivative contracts	(6,988)	(48,987)
Other investing activities	1,337	15,961
Net cash from investing activities	(95,436)	16,391
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	266,750	—
Repayments of debt	(308,755)	(112,965)
Premiums and fees paid to redeem/refinance debt	(10,531)	(4,759)
Dividends paid to stockholders	(26,330)	(26,013)
Customer deposits at Pitney Bowes Bank	88,456	31,359
Common stock repurchases	—	(13,446)
Other financing activities	(11,649)	(10,356)
Net cash from financing activities	(2,059)	(136,180)
Effect of exchange rate changes on cash and cash equivalents	(337)	(25,273)
Change in cash and cash equivalents	(112,285)	(135,833)
Cash and cash equivalents at beginning of period	669,981	732,480
Cash and cash equivalents at end of period	$557,696	$596,647

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
Factors Affecting Comparability
Certain transactions and changes occurred during 2022 that impact the comparability to our 2023 financial results. These transactions and changes include:
•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, revenue and costs for the nine months ended September 30, 2022 include revenue and costs for Borderfree through the sale date. Net income of Borderfree for the year-to-date 2022 period was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Throughout 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas in 2022, revenue and costs of revenue for these services were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce segment.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$313,161	$152,451	$18,375	$483,987	$—	$483,987
Support services	—	—	101,855	101,855	—	101,855
Financing	—	—	—	—	68,572	68,572
Equipment sales	—	—	18,353	18,353	58,352	76,705
Supplies	—	—	35,695	35,695	—	35,695
Rentals	—	—	—	—	16,937	16,937
Subtotal	313,161	152,451	174,278	639,890	$143,861	$783,751

Revenue from leasing transactions and financing	—	—	143,861	143,861
Total revenue	$313,161	$152,451	$318,139	$783,751

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$71,634	$71,634
Products/services transferred over time	313,161	152,451	102,644	568,256
Total	$313,161	$152,451	$174,278	$639,890

	Three Months Ended September 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$354,326	$144,824	$19,255	$518,405	$—	$518,405
Support services	—	—	107,642	107,642	—	107,642
Financing	—	—	—	—	67,757	67,757
Equipment sales	—	—	20,389	20,389	63,139	83,528
Supplies	—	—	37,455	37,455	—	37,455
Rentals	—	—	—	—	16,127	16,127
Subtotal	354,326	144,824	184,741	683,891	$147,023	$830,914

Revenue from leasing transactions and financing	—	—	147,023	147,023
Total revenue	$354,326	$144,824	$331,764	$830,914

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$76,667	$76,667
Products/services transferred over time	354,326	144,824	108,074	607,224
Total	$354,326	$144,824	$184,741	$683,891

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$974,306	$454,460	$52,209	$1,480,975	$—	$1,480,975
Support services	—	—	310,454	310,454	—	310,454
Financing	—	—	—	—	202,323	202,323
Equipment sales	—	—	57,408	57,408	181,358	238,766
Supplies	—	—	111,035	111,035	—	111,035
Rentals	—	—	—	—	51,217	51,217
Subtotal	974,306	454,460	531,106	1,959,872	$434,898	$2,394,770

Revenue from leasing transactions and financing	—	—	434,898	434,898
Total revenue	$974,306	$454,460	$966,004	$2,394,770

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$222,193	$222,193
Products/services transferred over time	974,306	454,460	308,913	1,737,679
Total	$974,306	$454,460	$531,106	$1,959,872

	Nine Months Ended September 30, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$1,166,623	$444,302	$56,342	$1,667,267	$—	$1,667,267
Support services	—	—	325,619	325,619	—	325,619
Financing	—	—	—	—	207,084	207,084
Equipment sales	—	—	63,088	63,088	199,722	262,810
Supplies	—	—	116,761	116,761	—	116,761
Rentals	—	—	—	—	49,810	49,810
Subtotal	1,166,623	444,302	561,810	2,172,735	$456,616	$2,629,351

Revenue from leasing transactions and financing	—	—	456,616	456,616
Total revenue	$1,166,623	$444,302	$1,018,426	$2,629,351

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$231,194	$231,194
Products/services transferred over time	1,166,623	444,302	330,616	1,941,541
Total	$1,166,623	$444,302	$561,810	$2,172,735

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

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2023	December 31, 2022	Increase/ (decrease)
Advance billings, current	Advance billings	$80,405	$97,904	$(17,499)
Advance billings, noncurrent	Other noncurrent liabilities	$1,858	$906	$952

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $81 million of advance billings at the beginning of the period. Advance billings, current, at both September 30, 2023 and December 31, 2022 also includes $7 million, from leasing transactions.

Future Performance Obligations
Future performance obligations include revenue streams bundled with our leasing contracts, primarily maintenance and subscription services. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2023	2024	2025-2028	Total
SendTech Solutions	$65,822	$236,924	$395,164	$697,910
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
Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, unallocated corporate expenses, restructuring charges and asset impairments, goodwill impairment, and other items not allocated to business segments. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to net (loss) income.

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Ecommerce	$313,161	$354,326	$974,306	$1,166,623
Presort Services	152,451	144,824	454,460	444,302
SendTech Solutions	318,139	331,764	966,004	1,018,426
Total revenue	$783,751	$830,914	$2,394,770	$2,629,351

	Adjusted Segment EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Ecommerce	$(41,712)	$(34,881)	$(114,033)	$(77,402)
Presort Services	29,124	20,561	76,458	53,044
SendTech Solutions	97,761	95,234	291,912	295,374
Total adjusted segment EBIT	85,173	80,914	254,337	271,016
Reconciliation of adjusted segment EBIT to net (loss) income:
Unallocated corporate expenses	(41,704)	(42,908)	(145,762)	(141,537)
Restructuring charges and asset impairments	(16,578)	(4,264)	(42,620)	(12,672)
Interest expense, net	(43,595)	(37,377)	(118,156)	(104,643)
Proxy solicitation fees	—	—	(10,905)	—
Goodwill impairment	—	—	(118,599)	—
Gain (loss) on debt redemption/refinancing	—	—	3,064	(4,993)
Gain on sale of assets	—	—	—	14,372
Gain on sale of businesses, including transaction costs	—	13,764	—	10,920
Benefit (provision) for income taxes	4,185	(4,642)	16,850	(1,819)
Net (loss) income	$(12,519)	$5,487	$(161,791)	$30,644

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Earnings per Share
The calculation of basic and diluted earnings per share (EPS) is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(12,519)	$5,487	$(161,791)	$30,644
Denominator:
Weighted-average shares used in basic EPS	176,099	173,847	175,428	173,881
Dilutive effect of common stock equivalents (1)	—	3,119	—	3,537
Weighted-average shares used in diluted EPS	176,099	176,966	175,428	177,418

Basic net (loss) earnings per share	$(0.07)	$0.03	$(0.92)	$0.18
Diluted net (loss) earnings per share	$(0.07)	$0.03	$(0.92)	$0.17

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	10,574	13,967	9,665	9,573
(1) Due to the net loss for the three and nine months ended September 30, 2023, an additional 4.3 million and 4.2 million, respectively, of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$25,494	$25,539
Supplies and service parts	28,775	27,573
Finished products	29,512	30,608
Total inventory, net	$83,781	$83,720

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
Finance receivables consisted of the following:

	September 30, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$989,069	$135,913	$1,124,982	$967,298	$158,167	$1,125,465
Unguaranteed residual values	38,570	7,555	46,125	38,832	8,798	47,630
Unearned income	(249,639)	(42,059)	(291,698)	(239,238)	(48,334)	(287,572)
Allowance for credit losses	(14,352)	(2,454)	(16,806)	(14,131)	(2,893)	(17,024)
Net investment in sales-type lease receivables	763,648	98,955	862,603	752,761	115,738	868,499
Loan receivables
Loan receivables	317,269	17,424	334,693	311,887	16,636	328,523
Allowance for credit losses	(5,747)	(146)	(5,893)	(4,787)	(139)	(4,926)
Net investment in loan receivables	311,522	17,278	328,800	307,100	16,497	323,597
Net investment in finance receivables	$1,075,170	$116,233	$1,191,403	$1,059,861	$132,235	$1,192,096

Maturities of gross finance receivables at September 30, 2023 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2023	$103,877	$38,932	$142,809	$214,865	$17,424	$232,289
2024	343,412	44,439	387,851	35,617	—	35,617
2025	255,720	27,813	283,533	29,217	—	29,217
2026	170,704	15,739	186,443	20,025	—	20,025
2027	91,804	6,777	98,581	13,163	—	13,163
Thereafter	23,552	2,213	25,765	4,382	—	4,382
Total	$989,069	$135,913	$1,124,982	$317,269	$17,424	$334,693

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$980,673	$134,330	$314,832	$17,113	$1,446,948
Past due amounts > 90 days	8,396	1,583	2,437	311	12,727
Total	$989,069	$135,913	$317,269	$17,424	$1,459,675

	December 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$959,203	$155,596	$308,872	$16,503	$1,440,174
Past due amounts > 90 days	8,095	2,571	3,015	133	13,814
Total	$967,298	$158,167	$311,887	$16,636	$1,453,988

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	1,339	800	3,246	305	5,690
Write-offs	(3,227)	(1,209)	(3,722)	(292)	(8,450)
Recoveries	2,058	151	1,488	—	3,697
Other	51	(181)	(52)	(6)	(188)
Balance at September 30, 2023	$14,352	$2,454	$5,747	$146	$22,699

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2022	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	(1,913)	189	2,459	259	994
Write-offs	(4,625)	(587)	(3,684)	(212)	(9,108)
Recoveries	2,273	35	1,916	1	4,225
Other	(103)	(589)	(10)	(62)	(764)
Balance at September 30, 2022	$15,178	$2,294	$3,940	$153	$21,565

The table below shows write-offs of gross finance receivables by year of origination.

	September 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$833	$912	$1,141	$748	$447	$355	$4,014	$8,450

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

	September 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$214,237	$241,101	$172,532	$108,325	$55,651	$16,531	$239,612	$1,047,989
Medium	37,123	40,116	29,949	20,506	12,288	4,007	62,663	206,652
High	3,426	4,495	2,909	2,231	824	801	7,632	22,318
Not Scored	56,364	46,715	32,930	14,264	6,319	1,338	24,786	182,716
Total	$311,150	$332,427	$238,320	$145,326	$75,082	$22,677	$334,693	$1,459,675

	December 31, 2022
	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$286,297	$206,511	$140,800	$95,485	$34,721	$12,674	$239,635	$1,016,123
Medium	53,419	40,669	27,013	19,668	6,751	3,441	56,048	207,009
High	6,492	3,840	3,119	1,942	750	508	6,800	23,451
Not Scored	71,435	53,831	29,957	19,232	5,889	1,021	26,040	207,405
Total	$417,643	$304,851	$200,889	$136,327	$48,111	$17,644	$328,523	$1,453,988

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Profit recognized at commencement	$29,476	$31,576	$92,138	$100,951
Interest income	38,588	40,480	116,700	123,783
Total lease income from sales-type leases	$68,064	$72,056	$208,838	$224,734

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2023	$7,096
2024	17,430
2025	19,044
2026	14,827
2027	3,449
Thereafter	1,048
Total	$62,894

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,712	$(91,603)	$64,109	$155,715	$(80,188)	$75,527
Software & technology	21,941	(19,939)	2,002	22,000	(19,583)	2,417
Total intangible assets	$177,653	$(111,542)	$66,111	$177,715	$(99,771)	$77,944

Amortization expense for the three months ended September 30, 2023 and 2022 was $4 million and $5 million, respectively and amortization expense for the nine months ended September 30, 2023 and 2022 was $12 million and $20 million, respectively.
Future amortization expense as of September 30, 2023 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2023	$3,928
2024	15,714
2025	15,510
2026	14,520
2027	11,467
Thereafter	4,972
Total	$66,111

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2022	Impairment	Currency impact	September 30, 2023
Global Ecommerce	$339,184	$(118,599)	$—	$220,585
Presort Services	223,763	—	—	223,763
SendTech Solutions	504,004	—	(2,934)	501,070
Total goodwill	$1,066,951	$(118,599)	$(2,934)	$945,418

Global Ecommerce goodwill is net of accumulated goodwill impairment charges of $317 million and $198 million at September 30, 2023 and December 31, 2022, respectively.
At the end of the second quarter of 2023, we determined that the performance of our Global Ecommerce reporting unit through June 30, 2023 and continuing changes in macroeconomic conditions, was a triggering event that caused us to evaluate the Global Ecommerce goodwill for impairment. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. We determined that the estimated fair value of the reporting unit was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $119 million in the second quarter of 2023. Future changes in any of these judgements or assumptions could materially affect the determination of fair value and result in an additional impairment charge in the future. The estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,365	$137,444	$—	$150,809
Equity securities	—	13,778	—	13,778
Commingled fixed income securities	1,500	5,756	—	7,256
Government and related securities	10,456	17,350	—	27,806
Corporate debt securities	—	50,820	—	50,820
Mortgage-backed / asset-backed securities	—	114,327	—	114,327
Derivatives
Interest rate swap	—	11,683	—	11,683
Total assets	$25,321	$351,158	$—	$376,479
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(715)	$—	$(715)
Total liabilities	$—	$(715)	$—	$(715)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses due to credit losses charged to earnings in the nine months ended September 30, 2023.

Available-for-sale securities consisted of the following:

	September 30, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,125	$(9,054)	$26,071
Corporate debt securities	65,271	(14,451)	50,820
Commingled fixed income securities	1,778	(278)	1,500
Mortgage-backed / asset-backed securities	148,113	(33,786)	114,327
Total	$250,287	$(57,569)	$192,718

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,744	$11	$(8,210)	$27,545
Corporate debt securities	66,300	—	(13,981)	52,319
Commingled fixed income securities	1,749	—	(229)	1,520
Mortgage-backed / asset-backed securities	156,352	—	(29,470)	126,882
Total	$260,145	$11	$(51,890)	$208,266

Investment securities in a loss position were as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$26,071	$9,054	$17,063	$2,753
Corporate debt securities	50,820	14,451	48,812	13,749
Mortgage-backed / asset-backed securities	114,327	33,786	114,839	28,040
Total	$191,218	$57,291	$180,714	$44,542

Less than 12 continuous months
Government and related securities	$—	$—	$10,061	$5,457
Corporate debt securities	—	—	3,508	232
Commingled fixed income securities	1,500	278	1,520	229
Mortgage-backed / asset-backed securities	—	—	12,042	1,430
Total	$1,500	$278	$27,131	$7,348
At September 30, 2023, all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at September 30, 2023 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,567	$2,280
After 1 year through 5 years	15,107	13,669
After 5 years through 10 years	71,033	56,861
After 10 years	161,580	119,908
Total	$250,287	$192,718
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at September 30, 2023 and December 31, 2022 totaled $25 million and $22 million, respectively. Held-to-maturity securities primarily consist of highly-liquid government securities with maturities less than two years.

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

Foreign Exchange Contracts
We may enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. There were no outstanding contracts associated with these anticipated transactions at September 30, 2023. At December 31, 2022, outstanding contracts associated with these anticipated transactions had a notional value of $1 million.

Interest Rate Swaps
We have interest rate swap agreements with an aggregate notional value of $200 million that are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value of derivative instruments was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$—	$15
	Accounts payable and accrued liabilities	—	(23)
Interest rate swaps	Other assets	11,683	15,283

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	—	464
	Accounts payable and accrued liabilities	(715)	(1,449)

	Total derivative assets	$11,683	$15,762
	Total derivative liabilities	(715)	(1,472)
	Total net derivative asset	$10,968	$14,290

Results of cash flow hedging relationships were as follows:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$—	$134	Cost of sales	$—	$80
Interest rate swap	(1,600)	3,936	Interest expense	137	137
	$(1,600)	$4,070		$137	$217

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$(25)	$257	Cost of sales	$(33)	$143
Interest rate swap	(3,600)	12,863	Interest expense	412	412
	$(3,625)	$13,120		$379	$555

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Nondesignated Derivative Instruments
We also enter into foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term intercompany loans and related interest denominated in a foreign currency. These foreign exchange contracts are not designated as hedging instruments. Accordingly, the revaluation of intercompany loans and interest and the change in fair value of these derivatives are recorded in earnings. All outstanding contracts at September 30, 2023 mature within three months.
The impact on earnings from the change in fair value of these foreign exchange contracts, exclusive of the corresponding impact on earnings from the revaluation of the intercompany loans and related interest, was as follows:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$(11,614)	$(24,116)

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$(4,150)	$(45,299)

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

	September 30, 2023	December 31, 2022
Carrying value	$2,158,128	$2,205,266
Fair value	$1,804,017	$1,856,878

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges and Asset Impairments
In May 2023, we approved a worldwide restructuring plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining processes, and driving further operational efficiencies. This will be achieved through the elimination of 850-950 positions worldwide in part through further centralization and standardization of processes, including the expansion of our shared services activities, increased automation, and the consolidation or closure of select facilities in North America. Total charges are expected to be $60 million-$70 million, consisting of employee severance and facility consolidation costs. We expect to substantially complete these actions by the end of the first half of 2024.
Activity in our restructuring reserves was as follows:

	2023 Plan	Prior Plan	Total
Balance at January 1, 2023	$—	$7,647	$7,647
Amounts charged to expense	39,021	3,599	42,620
Cash payments	(13,906)	(11,246)	(25,152)
Noncash activity	(8,049)	—	(8,049)
Balance at September 30, 2023	$17,066	$—	$17,066

Balance at January 1, 2022	$—	$5,747	$5,747
Amounts charged to expense	—	12,672	12,672
Cash payments	—	(11,761)	(11,761)
Noncash activity	—	(1,378)	(1,378)
Balance at September 30, 2022	$—	$5,280	$5,280

Components of restructuring expense were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	2023 Plan	Prior Plan	Total	Prior Plan
Severance	$10,007	$—	$10,007	$2,846
Facilities and other	6,571	—	6,571	1,418
Total	$16,578	$—	$16,578	$4,264

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	2023 Plan	Prior Plan	Total	Prior Plan
Severance	$30,972	$3,057	$34,029	$9,223
Facilities and other	8,049	542	8,591	3,449
Total	$39,021	$3,599	$42,620	$12,672

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2023	December 31, 2022
Notes due March 2024	4.625%	$—	$236,749
Term loan due March 2026	SOFR + 2.25%	297,500	351,500
Notes due March 2027	6.875%	380,000	396,750
Notes due March 2028	SOFR + 6.9%	275,000	—
Term loan due March 2028	SOFR + 4.0%	438,750	442,125
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		1,500	2,446
Principal amount		2,203,591	2,240,411
Less: unamortized costs, net		45,463	35,145
Total debt		2,158,128	2,205,266
Less: current portion long-term debt		56,533	32,764
Long-term debt		$2,101,595	$2,172,502

During the quarter, we issued an aggregate $275 million of senior secured notes. The notes mature in March 2028 and bear interest of SOFR plus 6.9%, payable quarterly. The notes were issued with original issue discount of 3%, and the net proceeds were used to redeem the March 2024 notes and repay $30 million of the term loan due March 2026.
Through September 30, 2023, we purchased an aggregate $39 million of the March 2024 notes and March 2027 notes and recognized a gain of $3 million. Additionally, we made scheduled principal repayments of $27 million on our term loans. At September 30, 2023, the interest rate on the 2026 Term Loan was 7.7%, the interest rate on the 2028 Term Loan was 9.4% and the interest rate on the March 2028 notes was 12.3%.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. In June 2023, we amended this credit agreement to provide additional flexibility in managing our capital structure. At September 30, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility, term loans and March 2028 notes are secured by assets of the company.
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
The Pitney Bowes Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines and has access to certain credit products as a funding source known as "advances." As of September 30, 2023, the Bank had yet to apply for any advances.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$11	$14	$190	$291	$98	$191
Interest cost	15,440	11,072	5,379	3,270	1,163	884
Expected return on plan assets	(21,280)	(17,586)	(7,575)	(6,423)	—	—
Amortization of prior service (credit) cost	(5)	(11)	72	60	—	—
Amortization of net actuarial loss (gain)	4,209	8,317	525	1,625	(977)	(131)
Settlement	366	350	—	—	—	—
Net periodic benefit (income) cost	$(1,259)	$2,156	$(1,409)	$(1,177)	$284	$944
Contributions to benefit plans	$2,722	$2,103	$491	$348	$2,330	$2,401

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$31	$62	$578	$978	$275	$549
Interest cost	47,618	33,354	15,935	10,354	3,774	2,763
Expected return on plan assets	(64,506)	(53,311)	(22,434)	(20,437)	—	—
Amortization of prior service (credit) cost	(15)	(33)	214	192	—	—
Amortization of net actuarial loss (gain)	13,042	24,781	1,552	5,172	(1,690)	44
Settlement	680	350	—	—	—	—
Net periodic benefit (income) cost	$(3,150)	$5,203	$(4,155)	$(3,741)	$2,359	$3,356
Contributions to benefit plans	$5,756	$4,401	$16,036	$8,961	$8,947	$10,049

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Income Taxes
The effective tax rate for the three months ended September 30, 2023 was 25.1%. The effective tax rate for the nine months ended September 30, 2023 was 9.4% and includes a benefit of $1 million on the $119 million goodwill impairment charge as the majority of this charge is nondeductible.
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
With regard to U.S Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2019 are closed to audit, but for review of the Tax Cuts and Jobs Act Sec. 965 transition tax. On a state and local level, the company is closed through 2017 in most jurisdictions. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2018 except for a specific issue under current exam. For France, Germany and the U.K., the company is closed through 2019, 2016, and 2020 respectively. We also have other less significant tax filings currently subject to examination.

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
As of September 30, 2023, we have entered into real estate and equipment leases with aggregate payments of $18 million and terms ranging from three to seven years that have not commenced.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ (Deficit) Equity
Changes in stockholders’ (deficit) equity were as follows:

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at July 1, 2023	$323,338	$—	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)
Net loss	—	—	(12,519)	—	—	(12,519)
Other comprehensive loss	—	—	—	(30,078)	—	(30,078)
Dividends paid ($0.05 per common share)	—	—	(8,805)	—	—	(8,805)
Issuance of common stock	—	(1,206)	(14,878)	—	16,658	574
Stock-based compensation expense	—	1,206	—	—	—	1,206
Balance at September 30, 2023	$323,338	$—	$4,872,439	$(838,071)	$(4,482,815)	$(125,109)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at July 1, 2022	$323,338	$—	$5,137,248	$(850,053)	$(4,566,379)	$44,154
Net income	—	—	5,487	—	—	5,487
Other comprehensive loss	—	—	—	(55,400)	—	(55,400)
Dividends paid ($0.05 per common share)	—	—	(8,700)	—	—	(8,700)
Issuance of common stock	—	(5,371)	(6,005)	—	12,188	812
Stock-based compensation expense	—	5,371	—	—	—	5,371
Balance at September 30, 2022	$323,338	$—	$5,128,030	$(905,453)	$(4,554,191)	$(8,276)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at January 1, 2023	$323,338	$—	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	—	(161,791)	—	—	(161,791)
Other comprehensive loss	—	—	—	(2,507)	—	(2,507)
Dividends paid ($0.15 per common share)	—	—	(26,330)	—	—	(26,330)
Issuance of common stock	—	(7,281)	(65,117)	—	69,983	(2,415)
Stock-based compensation expense	—	7,281	—	—	—	7,281
Balance at September 30, 2023	$323,338	$—	$4,872,439	$(838,071)	$(4,482,815)	$(125,109)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at January 1, 2022	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	30,644	—	—	30,644
Other comprehensive loss	—	—	—	(125,141)	—	(125,141)
Dividends paid ($0.15 per common share)	—	—	(26,013)	—	—	(26,013)
Issuance of common stock	—	(17,722)	(45,871)	—	61,404	(2,189)
Stock-based compensation expense	—	15,237	—	—	—	15,237
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at September 30, 2022	$323,338	$—	$5,128,030	$(905,453)	$(4,554,191)	$(8,276)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedges
Cost of sales	—	80	$(33)	$143
Interest expense, net	137	137	412	412
Total before tax	137	217	379	555
Income tax provision	34	54	95	138
Net of tax	$103	$163	$284	$417

Available-for-sale securities
Financing revenue	$(20)	$(3)	$(11)	$(9)
Selling, general and administrative expense	—	64	—	86
Total before tax	(20)	61	(11)	77
Income tax (benefit) provision	(5)	15	(3)	20
Net of tax	$(15)	$46	$(8)	$57

Pension and postretirement benefit plans
Prior service costs	(67)	(49)	$(199)	$(159)
Actuarial losses	(3,757)	(9,811)	(12,904)	(29,997)
Settlement	(366)	(350)	(680)	(350)
Total before tax	(4,190)	(10,210)	(13,783)	(30,506)
Income tax benefit	(1,032)	(2,461)	(3,397)	(6,792)
Net of tax	$(3,158)	$(7,749)	$(10,386)	$(23,714)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive loss before reclassifications	(2,719)	(4,338)	—	(5,560)	(12,617)
Reclassifications into earnings	(284)	8	10,386	—	10,110
Net other comprehensive (loss) income	(3,003)	(4,330)	10,386	(5,560)	(2,507)
Balance at September 30, 2023	$9,500	$(43,770)	$(705,670)	$(98,131)	$(838,071)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2022	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	9,832	(36,091)	—	(122,122)	(148,381)
Reclassifications into earnings	(417)	(57)	23,714	—	23,240
Net other comprehensive income (loss)	9,415	(36,148)	23,714	(122,122)	(125,141)
Balance at September 30, 2022	$13,218	$(42,397)	$(732,925)	$(143,349)	$(905,453)

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

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of year	$5,864	$29,179
Amounts charged to expense	5,703	5,361
Write-offs, recoveries and other	(7,443)	(28,110)
Balance at end of period	$4,124	$6,430

Accounts and other receivables	$4,124	$5,910
Other assets	—	520
Total	$4,124	$6,430
Other income, net consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
(Gain) loss on debt redemption/refinancing	$—	$(3,064)	$4,993
Gain on sale of assets	—	—	(14,372)
Gain on sale of businesses	(8,398)	—	(10,920)
Other income, net	$(8,398)	$(3,064)	$(20,299)

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash interest paid	$134,157	$114,752
Cash income tax payments, net of refunds	$18,200	$16,533
Noncash activity
Capital assets obtained under capital lease obligations	$4,804	$21,665

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•our ability to continue to grow and manage unexpected fluctuations in volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts on our cost of debt due to recent increases in interest rates and the potential for future interest rate hikes
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•changes in labor and transportation availability and costs
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company, our clients and retail consumers
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•impact of pandemics (including the lingering effects of COVID-19) and acts of nature on the Company and the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2022 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
OUTLOOK
We earn a larger percentage of our revenue in the fourth quarter as compared to other quarters, primarily driven by increased shipping volumes during the holiday season. We believe we are well-positioned to process the holiday shipping volumes. For the full year 2023, we expect consolidated revenue on a comparable basis (see Factors Affecting Comparability below), to decline between 3%-4% and adjusted EBIT margins to remain relatively flat compared to 2022.
Within Global Ecommerce, revenue growth in domestic parcel partially offsets softness in our cross-border and digital delivery services operations. Throughout 2023, cross-border operations have been adversely impacted by macroeconomic challenges and a reduction in parcel volumes, primarily from two clients, as compared to 2022. We anticipate this revenue trend to continue during the remainder of 2023. We anticipate full year margin and profit improvements in domestic parcel as compared to the prior year; however, these improvements will be more than offset by declines in both cross-border and digital delivery services operations primarily driven by lower volumes.
Presort Services revenue has benefited from pricing actions designed to offset inflationary pressure on costs. In addition, incremental volumes from prior year acquisitions and growth in Marketing Mail Flats and Bound Printed Matter volumes, have offset the impact on revenue from lower First Class Mail and Marketing Mail volumes. We expect full year revenue growth compared to 2022 and margin and profit improvements driven by pricing actions and our investments in network management, automation and higher-throughput sortation equipment.
In SendTech Solutions, revenue growth from new products and our cloud-enabled shipping solutions partially offset the expected decline in mailing related revenues and we expect to see this trend continue through the remainder of the year. Overall segment margins are expected to remain within their historical range.
In May 2023, we approved a worldwide restructuring plan (the 2023 Plan) designed to improve profitability and cash flow by reducing complexity, streamlining operating processes, and driving further operational efficiencies. We have identified additional actions under the 2023 Plan and are updating our initial estimates. The updated 2023 Plan includes the elimination of 850-950 positions worldwide in part through further centralization and standardization of processes, including the expansion of our shared services activities, increased automation, and the consolidation or closure of select facilities in North America. Total charges are expected to be $60 million-$70 million, with cash-related charges of $50 million-$60 million, the majority of which will be paid by the end of 2024. The 2023 Plan is expected to generate annualized cost savings of $75 million-$85 million by the end of 2024. We expect these actions will be substantially completed by the end of the first half of 2024.
Certain factors beyond our control could have adverse impacts on our 2023 results including, but not limited to, reduced consumer spending due to inflationary pressures and rising prices, higher interest rates, downward pricing pressure in the market for shipping services, a slow-down in economic activity, higher fuel and transportation costs and other adverse geopolitical developments, including those related to China. Inflationary pressures and rising prices could put increased pressure on wages, particularly warehouse and transportation employees, and result in higher component costs. Higher fuel and freight costs could also adversely impact our operations.

OVERVIEW OF CONSOLIDATED RESULTS
Factors Affecting Comparability
Certain transactions and changes occurred in 2022 that impact the comparability of our 2023 financial results to the prior periods. These transactions and changes include:

•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the nine months ended September 30, 2022 include revenue and costs for Borderfree. Net income of Borderfree for these periods was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas for the three and nine months ended September 30, 2022, revenue and cost of revenue for these services were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce segment.

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

Financial Results Summary - Three and Nine Months Ended September 30:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$783,751	$830,914	(6)%	(6)%
Total costs and expenses	800,455	820,785	2%
(Loss) income before taxes	(16,704)	10,129	>(100%)
(Benefit) provision for income taxes	(4,185)	4,642	>(100%)
Net (loss) income	$(12,519)	$5,487	>(100%)

Revenue decreased $47 million in the third quarter of 2023 compared to the prior year primarily due to a decrease in business services revenue of $34 million, lower equipment sales of $7 million and lower support services revenue of $6 million.

Total costs and expenses decreased $20 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $44 million primarily due to lower cost of business services of $33 million and lower cost of equipment sales of $8 million.

•Selling, general and administrative (SG&A) expense was flat compared to the prior year period primarily driven by lower salary expense of $5 million, lower stock-based compensation expense of $4 million and lower credit card fees of $2 million, which was offset by higher credit loss provision of $5 million, higher variable compensation expense of $4 million and higher professional and outsourcing fees of $2 million.

•Restructuring charges and asset impairments increased $12 million compared to the prior year period primarily driven by actions taken under the 2023 Plan.

•Interest expense, net represents interest on our outstanding debt, net of interest income. We allocate a portion of gross interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period. Total interest expense, net, for the third quarter of 2023, including financing interest expense, increased $6 million compared to the prior year period primarily due to higher interest rates.

The effective tax rate for the three months ended September 30, 2023 was 25.1%. See Note 12 for more information.

Net loss for the third quarter was $13 million compared to net income of $5 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$2,394,770	$2,629,351	(9)%	(9)%
Total costs and expenses	2,573,411	2,596,888	1%
(Loss) income before taxes	(178,641)	32,463	>(100%)
(Benefit) provision for income taxes	(16,850)	1,819	>100%
Net (loss) income	$(161,791)	$30,644	>(100%)

Revenue decreased $235 million in the first nine months of 2023 compared to the prior year primarily due to a decrease in business services revenue of $186 million, lower equipment sales of $24 million and lower support services revenue of $15 million.

Total costs and expenses decreased $23 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $187 million primarily due to lower cost of business services of $157 million and lower cost of equipment sales of $22 million.

•SG&A expense declined $5 million compared to the prior year period primarily driven by lower credit cards fees of $9 million, lower amortization expense of $8 million, lower stock based compensation expense of $8 million, and lower marketing expenses of $4 million, partially offset by incremental proxy solicitation fees of $11 million, higher variable compensation expense of $9 million and higher credit loss provision of $5 million.

•Restructuring charges and asset impairments increased $30 million compared to the prior year period primarily driven by actions taken under the 2023 Plan.

•A non-cash goodwill impairment charge of $119 million associated with our Global Ecommerce reporting unit.

•Interest expense, net represents interest on our outstanding debt, net of interest income. We allocate a portion of gross interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period. Total interest expense, net for the first nine months of 2023, including financing interest expense, increased $14 million compared to the prior year period primarily due to higher interest rates.

•Other income, net declined $17 million compared to the prior year period primarily driven by prior year gains of $25 million from the sale of assets and businesses, partially offset by a favorable year-over-year impact of $8 million associated with the redemption/refinancing of debt.

The effective tax rate for the nine months ended September 30, 2023 was 9.4%, primarily due to the nondeductibility of the goodwill impairment charge. See Note 12 for more information.

Net loss for the first nine months of 2023 was $162 million compared to net income of $31 million in the prior year period.

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
Financial performance for the Global Ecommerce segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$313,161	$354,326	(12)%	(12)%
Cost of Business Services	309,240	333,964	7%
Gross Margin	3,921	20,362	(81)%
Gross Margin %	1.3%	5.7%

Selling, general and administrative	42,893	53,562	20%
Research and development	2,740	1,681	(63)%
Adjusted segment EBIT	$(41,712)	$(34,881)	(20)%
Global Ecommerce revenue decreased $41 million in the third quarter of 2023 compared to the prior year period. The change in revenue presentation for digital delivery services accounted for $40 million of this decrease. Cross-border revenue declined $57 million due to lower volumes, primarily driven by changes in how two of our largest clients access our services, and digital delivery services revenue declined $2 million. These declines were partially offset by domestic parcel delivery revenue growth of $60 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $16 million and gross margin percentage decreased to 1.3% from 5.7% compared to the prior year period. Cross-border services gross margin declined $13 million, primarily due to the decline in volumes. Digital delivery services gross margin declined $1 million. Domestic parcel delivery services gross margin decreased $2 million primarily due to $4 million of one-time costs in the current period related to facility consolidation.
SG&A expenses declined $11 million compared to the prior year period, primarily due to lower employee-related expenses of $5 million, lower credit card fees of $2 million and lower amortization expense of $1 million.
Adjusted segment EBIT was a loss of $42 million for the third quarter of 2023 compared to a loss of $35 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$974,306	$1,166,623	(16)%	(16)%
Cost of Business Services	935,058	1,058,457	12%
Gross Margin	39,248	108,166	(64)%
Gross Margin %	4.0%	9.3%

Selling, general and administrative	144,781	177,700	19%
Research and development	8,500	7,868	(8)%
Adjusted segment EBIT	$(114,033)	$(77,402)	(47)%
Global Ecommerce revenue decreased $192 million in the first nine months of 2023 compared to the prior year period. The change in revenue presentation for digital delivery services and the sale of Borderfree accounted for $139 million of the decrease. Cross-border revenue declined $143 million due to lower volumes, primarily driven by changes in how two of our largest clients access our services and digital delivery services revenue declined $26 million due to a decrease in the number of shipping labels printed. These declines were partially offset by domestic parcel delivery revenue growth of $138 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $69 million and gross margin percentage decreased to 4.0% from 9.3% compared to the prior year period. Cross-border services gross margin declined $41 million, primarily due to the decline in volumes. Digital delivery services gross margin declined $11 million primarily due to the decline in the number of shipping labels printed. The sale of Borderfree contributed a decline in gross margin of $8 million. Domestic parcel delivery services gross margin was flat compared to the prior year primarily due to $4 million of one-time costs in the third quarter related to facility consolidation which offset revenue from increased parcel volumes.
SG&A expenses declined $33 million compared to the prior year period, primarily due to lower amortization expense of $9 million, lower credit card fees of $9 million and lower employee-related expenses of $8 million.
Adjusted segment EBIT was a loss of $114 million for the first nine months of 2023 compared to a loss of $77 million in the prior year period.

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$152,451	$144,824	5%	5%
Cost of Business Services	104,685	107,789	3%
Gross Margin	47,766	37,035	29%
Gross Margin %	31.3%	25.6%

Selling, general and administrative	18,582	16,438	(13)%
Other components of net pension and postretirement costs	60	36	(67)%
Adjusted segment EBIT	$29,124	$20,561	42%
Revenue increased $8 million in the third quarter of 2023 compared to the prior year period as pricing actions to mitigate inflationary pressures on costs offset the revenue decline driven by a 5% decrease in total mail volumes. The processing of Marketing Mail Flats and Bound Printed Matter and First Class Mail contributed revenue increases of $5 million and $4 million, respectively, while the processing of Marketing Mail contributed a revenue decrease of $1 million.
Gross margin increased $11 million and gross margin percentage increased from 25.6% to 31.3% compared to the prior year period driven by the increase in revenue and investments in network management, automation and higher-throughput sortation equipment. Transportation costs declined $4 million due to improved network management, which was partially offset by higher production labor costs of $2 million.
SG&A expenses increased $2 million, primarily due to higher employee-related expenses of $2 million and higher professional fees of $1 million.
Adjusted segment EBIT was $29 million for the third quarter of 2023 compared to $21 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$454,460	$444,302	2%	2%
Cost of Business Services	321,249	343,745	7%
Gross Margin	133,211	100,557	32%
Gross Margin %	29.3%	22.6%

Selling, general and administrative	56,582	47,380	(19)%
Other components of net pension and postretirement costs	171	133	(29)%
Adjusted segment EBIT	$76,458	$53,044	44%

Revenue for the first nine months of 2023 increased $10 million compared to the prior year period as pricing actions to mitigate inflationary pressures on costs offset the revenue decline driven by a 7% decrease in total mail volumes. The processing of Marketing Mail Flats and Bound Printed Matter and First Class Mail contributed revenue increases of $14 million and $3 million, respectively, while the processing of Marketing Mail contributed to a revenue decrease of $7 million.
Gross margin increased $33 million and gross margin percentage increased from 22.6% to 29.3% compared to the prior year period driven by higher revenues and investments in network management, automation and higher-throughput sortation equipment. Transportation costs declined $14 million due to improved network management and production labor costs declined $3 million due to higher mail throughput per labor hour.
SG&A expenses increased $9 million primarily due to higher employee-related expenses of $8 million and higher professional fees of $1 million.
Adjusted segment EBIT was $76 million in the first nine months of 2023 compared to $53 million in the prior year period.

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

Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$18,375	$19,255	(5)%	(5)%
Support services	101,855	107,642	(5)%	(6)%
Financing	68,572	67,757	1%	1%
Equipment sales	76,705	83,528	(8)%	(8)%
Supplies	35,695	37,455	(5)%	(6)%
Rentals	16,937	16,127	5%	3%
Total revenue	318,139	331,764	(4)%	(5)%

Cost of business services	8,106	10,668	24%
Cost of support services	33,136	36,357	9%
Cost of equipment sales	52,745	60,125	12%
Cost of supplies	10,469	10,470	—%
Cost of rentals	4,259	6,211	31%
Total costs of revenue	108,715	123,831	12%

Gross margin	209,424	207,933	1%
Gross margin %	65.8%	62.7%

Selling, general and administrative	106,906	107,372	—%
Research and development	5,322	5,410	2%
Other components of pension and post retirement costs	(565)	(83)	>(100%)
Adjusted Segment EBIT	$97,761	$95,234	3%
SendTech Solutions revenue decreased $14 million in the third quarter of 2023 compared to the prior year period, primarily driven by lower equipment sales, support services revenue and supplies revenue. Equipment sales declined $7 million as we are seeing initial leases of some of our advanced technology products expiring and customers opting to extend these leases rather than purchase new equipment. Support services revenue declined $6 million primarily due the declining meter population and the continuing shift to cloud-enabled products. Supplies revenue declined $2 million primarily due to a declining meter population. Business services revenue decreased $1 million; however, the change in revenue presentation for digital delivery services reduced revenue by $4 million. The underlying increase of $3 million is primarily due to growth in enterprise shipping subscriptions.
Gross margin increased $1 million and gross margin percentage increased to 65.8% from 62.7% compared to the prior year period, primarily due to improvements in business services gross margin due to the growth in revenue, rentals gross margin driven in part by a current period favorable adjustment and support services gross margin driven by a shift away from lower margin clients.
SG&A expenses were flat compared to the prior year period.
Adjusted segment EBIT was $98 million in the third quarter of 2023 compared to $95 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$52,209	$56,342	(7)%	(7)%
Support services	310,454	325,619	(5)%	(4)%
Financing	202,323	207,084	(2)%	(2)%
Equipment sales	238,766	262,810	(9)%	(9)%
Supplies	111,035	116,761	(5)%	(5)%
Rentals	51,217	49,810	3%	3%
Total revenue	966,004	1,018,426	(5)%	(5)%

Cost of business services	21,922	30,408	28%
Cost of support services	104,466	110,658	6%
Cost of equipment sales	165,211	186,798	12%
Cost of supplies	32,451	32,901	1%
Cost of rentals	14,703	18,879	22%
Total costs of revenue	338,753	379,644	11%

Gross margin	627,251	638,782	(2)%
Gross margin %	64.9%	62.7%

Selling, general and administrative	322,027	327,230	2%
Research and development	15,000	16,430	9%
Other components of pension and post retirement costs	(1,688)	(252)	>(100%)
Adjusted Segment EBIT	$291,912	$295,374	(1)%
SendTech Solutions revenue decreased $52 million in the first nine months of 2023 compared to the prior year period. Equipment sales declined $24 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Support services revenue declined $15 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Supplies revenue declined $6 million primarily driven by a declining meter population. Financing revenue declined $5 million primarily due to $6 million of lower lease extensions and lower late fees of $2 million, partially offset by higher investment income of $5 million. Business services revenue decreased $4 million; however, the change in revenue presentation for digital delivery services reduced revenue by $13 million. The underlying increase of $9 million is primarily due to growth in enterprise shipping subscriptions.
Gross margin decreased $12 million primarily due to the decline in revenue; however, gross margin percentage increased to 64.9% from 62.7% compared to the prior year period. The increase in gross profit percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions, rentals gross margin due in part to a $2 million prior year unfavorable scrap adjustment and a current year favorable adjustment and equipment sales gross margin due to cost management.
SG&A expenses declined $5 million primarily driven by lower outsourcing and professional fees.
Adjusted segment EBIT was $292 million in the first nine months of 2023 compared to $295 million for the prior year period.

UNALLOCATED CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as unallocated corporate expenses. Unallocated corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology, and research and development.
Unallocated corporate expenses were as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$41,704	$42,908	3%
Unallocated corporate expenses for the third quarter of 2023 decreased $1 million compared to the prior year period primarily due to lower professional and outsourcing fees of $3 million and lower marketing expenses of $1 million, partially offset by higher variable compensation expense of $2 million.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$145,762	$141,537	(3)%
Unallocated corporate expenses for the first nine months of 2023 increased $4 million compared to the prior year period primarily due to higher variable compensation expense of $4 million and higher insurance costs of $2 million, partially offset by lower marketing expenses of $3 million.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2023, we had cash, cash equivalents and short-term investments of $579 million, which includes $117 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including revenue and earnings, our clients' ability to pay their balances on a timely basis, the impacts of changing macroeconomic and geopolitical conditions and our ability to manage costs and improve productivity. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2023	2022	Change
Net cash from operating activities	$(14,453)	$9,229	$(23,682)
Net cash from investing activities	(95,436)	16,391	(111,827)
Net cash from financing activities	(2,059)	(136,180)	134,121
Effect of exchange rate changes on cash and cash equivalents	(337)	(25,273)	24,936
Change in cash and cash equivalents	$(112,285)	$(135,833)	$23,548
Operating Activities
Cash flows from operating activities in 2023 declined $24 million compared to the prior year period. This decline was driven by lower earnings, higher interest payments of $19 million, higher restructuring payments of $13 million and higher pension contributions of $7 million, partially offset by higher collections of accounts receivables and finance receivables of $33 million, lower inventory purchases of $12 million, lower prepayments of $19 million due to timing and changes in other working capital items.
Investing Activities
Cash flows from investing activities for 2023 declined $112 million compared to the prior year period primarily due to prior year proceeds of $160 million from the sale of businesses and our Shelton, Connecticut office building, partially offset by lower payments of $42 million from settlements of derivative contracts and lower capital expenditures of $20 million.
Financing Activities
Cash flows from financing activities for 2023 improved $134 million compared to the prior year period primarily due to lower net payments of debt of $71 million, an increase in customer account deposits at the Bank of $57 million and $13 million of common stock repurchases in the prior year period.

Financings and Capitalization
During the quarter, we issued an aggregate $275 million of senior secured notes. The notes mature in March 2028 and bear interest of SOFR plus 6.9%, payable quarterly, and were issued with original issue discount of 3%. Net proceeds were used to redeem the March 2024 notes and repay $30 million of the March 2026 term loan.
Through September 30, 2023, we purchased an aggregate $39 million of the March 2024 notes and March 2027 notes and recognized a gain of $3 million. Additionally, we made scheduled principal repayments of $27 million on our term loans.
The credit agreement that governs our $500 million secured revolving credit facility and term loans contains financial and non-financial covenants. In June 2023, we amended the credit agreement to provide additional flexibility in managing our capital structure. At September 30, 2023, we were in compliance with all covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility, term loans and notes due March 2028 are secured by assets of the company.
The Pitney Bowes Bank, a wholly owned subsidiary, is a member of the Federal Home Loan Bank of Des Moines. As a member, the Bank has access to certain credit products as a funding source known as "advances." As of September 30, 2023, the Bank had yet to apply for any advances.
Each quarter, our Board of Directors considers whether to approve the payment of a dividend. Under the terms of the March 2028 note purchase agreement, the annual amount of permitted dividend payments is capped at the lesser of $36 million or a maximum dividend yield of 6.25%. In addition, share repurchases would further limit this amount. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Contractual Obligations and Off-Balance Sheet Arrangements
At September 30, 2023, we have entered into real estate and equipment leases with aggregate payments of $18 million and terms ranging from three to seven years that have not commenced. Most of these leases are expected to commence in the first half of 2024.
At September 30, 2023, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates

Goodwill
The performance of our Global Ecommerce reporting unit through June 30, 2023, and continuing changes in macroeconomic conditions, was a triggering event causing us to evaluate the Global Ecommerce goodwill for impairment at June 30, 2023. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the Global Ecommerce reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third-party to assist in the determination of the fair value of the reporting unit. We determined that the reporting unit's estimated fair value was less than its carrying value and recorded a non-cash, pre-tax goodwill impairment charge of $119 million in the second quarter of 2023 to reduce the carrying value of the Global Ecommerce reporting unit to its estimated fair value.
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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2023.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2022 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended September 30, 2023. We have remaining authorization to purchase up to $3 million of our common stock.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10.1	Separation Agreement and General Release, dated as of September 29, 2023, between Pitney Bowes Inc. and Marc Lautenbach (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on October 2, 2023)	10.1
10.2	Letter Agreement, dated as of September 29, 2023, between Pitney Bowes Inc. and Jason Dies (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on October 2, 2023)	10.2
10.3	Note Purchase Agreement, dated as of July 31, 2023, by and among Pitney Bowes Inc., the noteholders party thereto and Alter Domus (US) LLC, as noteholder representative (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 31, 2023)	10.3
10.4	Sixth Amendment, dated as of July 31, 2023, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on July 31, 2023)	10.4
10.5	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated September 11, 2023)	10.5
10.6	Pitney Bowes Senior Executive Severance Policy (as amended and restated September 11, 2023)	10.6
10.7	Pitney Bowes Inc. Deferred Incentive Savings Plan (as amended and restated September 11, 2023)	10.7
10.8	Pitney Bowes Executive Equity Deferral Plan (as amended and restated September 11, 2023)	10.8
10.9	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan (as amended and restated September 11, 2023)	10.9
10.10	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated September 11, 2023)	10.10
10.11	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated September 11, 2023)	10.11
10.12	Compensation Recoupment Policy of Pitney Bowes Inc. dated December 1, 2023	10.12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL. (included as Exhibit 101).
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

PITNEY BOWES INC.

Date:	November 2, 2023

/s/ Ana Maria Chadwick

Ana Maria Chadwick
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)