Form 10-K
period 2023-12-31
PITNEY BOWES INC /DE/
filed 2024-02-20
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023    Commission file number: 1-3579
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
As of June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $622 million based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2024, there were 176,528,703 outstanding shares of common stock, $1 par value.
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
While we believe that the expectations reflected in our forward-looking statements are reasonable, forward-looking statements are subject to inherent risks and uncertainties and subject to change. Accordingly, actual results of operations, financial condition and cash flows could differ materially from those projected or assumed in our forward-looking statements. Certain factors which could cause future financial performance to differ materially from expectations include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•our ability to continue to grow volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts of higher interest rates and the potential for future interest rate increases on our cost of debt
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company, our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•changes in labor and transportation availability and costs
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in this Annual Report.

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

Business Segments
Global Ecommerce
Domestic parcel services offers retailers a parcel delivery and returns network for end consumers. We operate numerous domestic parcel sortation centers connected by a nationwide transportation network, enabling us to pick up parcels from retailer distribution centers and move them through our physical network. We also offer fulfillment services, providing pick, pack and ship services for clients through three fulfillment centers co-located within parcel sortation centers to facilitate same-day entry into our parcel delivery network.
Cross-border services offers a range of services for our clients to manage their international shopping and shipping experience. Our proprietary technology enables global tracking and logistics services; calculates duty, tax and shipping costs at checkout; enables multi-currency pricing, payment processing and fraud management; ensures compliance with product restrictions and produces all documentation requirements to meet export complexities and customs clearance.
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

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First-Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal workshare discounts. In 2023, we processed over 15 billion pieces of mail through our network of operating centers throughout the United States. Using our fully-customized proprietary technology, we provide clients with end-to-end solutions from pick up to delivery into the postal system network, expedited mail delivery and optimal postage savings.

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
Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer clients located in the United States a revolving credit solution for the purchase of postage, services and supplies and an interest-bearing deposit solution to clients who prepay postage. Additionally, we offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital. We provide revolving credit solutions to clients in Canada and the U.K. that enable them to make meter rental payments and purchase postage, services and supplies.
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

Presort Services
We face competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services. We also face competition from large mailers that have sufficient volumes and the capability to sort their own mailings in-house and could use excess capacity to offer presort services to others. The principal competitive factors include price, innovative service, delivery speed, tracking and reporting, industry expertise and economies of scale. Our competitive advantages include our extensive network capable of processing significant volumes and our innovative proprietary technology that provides clients with reliable, secure and precise services and maximum postage discounts.

SendTech Solutions
We face competition from other mail equipment and solutions providers and those that offer online shipping and mailing products and services solutions. Additionally, the growth of alternative communication methods as compared to physical mail continue to grow, which creates competition to mail and to our offerings that enable clients to use the mail efficiently. We differentiate ourselves from our competitors through our breadth of physical and digital offerings, including cloud enabled SaaS and open platform architecture offerings; pricing; available financing and payment offerings; product reliability; support services; and our extensive knowledge of the shipping and mailing industry.
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

Third-Party Suppliers
Our SendTech Solutions segment depends on third-party suppliers and outsource providers for a variety of services and product components and the hosting of our SaaS offerings. Our Global Ecommerce and Presort Services segments rely on third-party suppliers to help equip our facilities, provide warehouse support and assist with our logistical operations. All of our businesses and corporate functions depend on third-party providers for a variety of data analytics, sales, reporting and other functions. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. We have risk mitigation programs to monitor conditions affecting our suppliers' ability to fulfill expected commitments. We believe that our available sources for services, components, supplies, logistics and manufacturing are adequate.

Regulatory Matters
We are subject to the regulations of postal authorities worldwide related to product specifications of our postage meters. Our Presort Services operations are also subject to USPS regulations. The Bank is chartered as an Industrial Bank under the laws of the State of Utah. The Bank and certain company affiliates that provide services to the Bank are subject to the regulations of the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We are also subject to transportation regulations for various parts of our business, worldwide customs and trade regulations related to our cross-border shipping services and regulations concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

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

Human Capital
Employee Profile
We have approximately 10,500 employees, with 81% located in the United States. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet fluctuating demand.
We seek to create a high-performance culture that will drive and sustain enhanced long-term value for all our shareholders. To attract, retain and engage the talent needed, we provide competitive compensation and strive to maintain a diverse, inclusive and safe workplace, with equitable opportunities for growth and development. Our compensation programs are designed to reward performance and contribution. We regularly assess the business environments and labor markets in the areas we operate to ensure our compensation programs reflect best practices and are market competitive. Depending on position and level, elements of our compensation packages include base salary or wages, variable compensation based on individual and company objectives and equity. We provide a competitive benefits package fostered on work/life balance, including medical, dental, life and disability insurance, and benefits that provide additional support for our employees’ mental, physical, financial and social well-being.

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

Employee Engagement and Development
We are committed to creating a culture where our employees feel supported and valued. We offer employees many opportunities to advance their skills, learn new skills and achieve career goals through virtual and in-person development and training programs, professional development initiatives, experiential learning, mentoring and coaching programs and inclusion networks.
Through multiple platforms, we offer employees and candidates varied opportunities to find development opportunities and stay informed about key changes to our business. We conduct an independent annual employee engagement survey with demonstrated high levels of employee participation. We benchmark our results against our previous year’s performance, as well as against other high-performing organizations. We consider the feedback from employees and implement changes where possible and financially prudent.

Health and Safety
We are committed to providing a safe workplace that protects against and limits personal injury and environmental harm. Through regular evaluations of site safety performance, sharing of successes, and creating projects to engage employees in safety improvements, we identify risks, provide guidance and training, review and learn from accidents, and reduce injuries. We also report monthly to both local site management and senior leadership on safety metrics, trends, risks and regulatory activity. Through these efforts and employee engagement, we have experienced significant improvements in our total recordable cases and total recordable incident rates since 2019.

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

Information About Our Executive Officers

Name	Age	Title	Executive Officer Since
Jason C. Dies	54	Interim Chief Executive Officer	2017
Daniel J. Goldstein	62	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Christoph Stehmann (1)	61	Executive Vice President, International Sending Technology Solutions	2016
Gregg Zegras	56	Executive Vice President and President, Global Ecommerce	2020
Ana Maria Chadwick	52	Executive Vice President and Chief Financial Officer	2021
James Fairweather	52	Executive Vice President, Chief Innovation Officer	2021
Debbie Pfeiffer (2)	63	Executive Vice President and President, Presort Services	2024
Shemin Nurmohamed (3)	52	Executive Vice President and President, Sending Technology Solutions	2024
(1) Effective April 1, 2024, Mr. Stehmann will be retiring.
(2) Effective January 1, 2024, Ms. Pfeiffer was appointed Executive Vice President and President, Presort Services.
(3) Effective January 1, 2024, Mrs. Nurmohamed was appointed Executive Vice President and President, Sending Technology Solutions.

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
Ms. Chadwick joined the company as Executive Vice President and Chief Financial Officer in January 2021. Prior to joining the company, Ms. Chadwick was employed at the financial services division of General Electric Company as President and CEO of GE Capital Global Legacy Solutions. Ms. Chadwick spent over 20 years at GE Capital, where she held several executive positions, including Controller of GE Capital Americas and CFO at GE Capital Energy Financial Services.
Mr. Fairweather was appointed Executive Vice President and Chief Innovation Officer in May 2021. Prior to this, he was Senior Vice President and Chief Technology Officer, Commerce Services. He has been a leader in the company's strategic digital transformation and technology initiatives across Design, SaaS, Data Science and Analytics, API Management, Security and Mobility.
Ms. Pfeiffer was appointed Executive Vice President and President, Presort Services in January 2024. Prior to this, she was President, Presort Services, Vice President/General Manager of the Columbus and Cincinnati Ohio Operating Centers, Vice President of National Accounts and Vice President Sales & Client Services,
Mrs. Nurmohamed was appointed Executive Vice President and President, Sending Technology Solutions in January 2024. She joined the company in 2016 as Vice President, Document Messaging Technologies France. Prior to joining the company, Mrs. Nurmohamed had a 16 year career at IBM as CFO and Sales Director of various business units at the European and global levels.

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

Mailing and Shipping Industry Risks
The financial condition of the USPS, or the national posts in our other major markets, has affected, and could, in the future, affect the ability of those posts to provide services to us or our clients, which could adversely affect client demand for our offerings and thus our financial performance.
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
A significant portion of our business is subject to regulation and oversight by the USPS, posts in other major markets, and the governmental bodies that regulate the posts themselves. These postal authorities have the power to regulate some of our current products and services and to establish guidelines for postage rates. They also must approve many of our new or future product and service offerings before we can bring them to market. If new or future product and service offerings are not approved or there are significant conditions to approval, favorable postage rates are reversed, regulations on existing products or services are changed, posts utilize their position in the market or their role as product regulator to limit competition in areas where the posts themselves offer solutions, or if we fall out of compliance with the posts’ regulations, our financial performance could be adversely affected.

If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our financial performance could be adversely affected.
Continuing declines in traditional mail volumes impact our financial results, primarily within our SendTech Solutions and Presort Services segments. An accelerated or sudden decline could result from one or more of the following factors: changes in communication technologies and their use; changes in frequency and quality of mail delivery from national posts; legislation incentivizing alternative means of communication, burdening mail, or limiting how the mail be used; significant rate increases; or other external events affecting physical mail delivery. If we are not successful at meeting the continuing challenges faced in our mailing business, or if physical mail volumes experience an accelerated or sudden decline, our financial performance could be adversely affected.

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
As our businesses shift to more digital and shipping-related services, the relative revenue contribution from our shipping-related offerings now exceeds that of the revenue from our mailing-related offerings. We expect the revenue contribution from shipping-related services to continue to grow; however, profit margins on these services are lower than those for our mailing-related offerings. As a result, we need to achieve higher dollars of revenue to generate the same dollars of profit that we generate in our mailing businesses. Accordingly, if we cannot continue to grow package volumes and gain additional economies of scale, and in turn, improve margins and profitability, our short and long-term financial performance may be adversely affected.

Seasonality of the Global Ecommerce segment, unexpected declines in consumer demand or the performance of our retail customers, or unexpected spikes in the costs of labor or transportation, especially during the fourth quarter, could adversely affect our overall performance.
Our Global Ecommerce segment derives the majority of its revenue from retail clients. The retail industry is subject to cyclical trends in consumer sentiment and spending habits that are affected by many factors, including prevailing economic conditions, recession or fears of recession, inflation, exchange rates, unemployment levels, pandemics, or geopolitical events. Our retail clients are also dependent on third-party suppliers to provide them with either raw materials or finished goods to meet the demands of their clients. This segment also relies upon the availability of labor and transportation at a reasonable cost and unexpected increases in these costs due to higher demand or other macroeconomic factors (which have occurred in the past) could also impact the financial results of Global Ecommerce. Further, the financial results for Global Ecommerce are highly dependent on its performance in the fourth quarter, so if any of these risk factors come to pass in that quarter, the impact on the segment's performance could be more significant than other times in the year.

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
Our SendTech Solutions segment relies on third-party suppliers for services and components for our mailing equipment, spare parts, supplies and services and for the hosting of our SaaS offerings. We also rely on third-party suppliers to help us equip our Presort and Ecommerce facilities and to provide us with services related to some of our operations and productivity initiatives. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because of advantages in quality, price or lack of alternative sources. Like many other companies, we and our suppliers have experienced interruptions and increased supply costs in the past, due to, among other things, volatility in the semiconductor industry, threats of strikes, rising inflation and geopolitical instability. Although our 2023 financial results were not significantly impacted, these factors, at times, caused us to experience longer wait times for supplies or increased costs. If these supply chain constraints were to worsen or, if other unknown events cause our suppliers to not be able to provide their services, components or equipment to us in a timely manner, or, if the quality of the goods or services received were to deteriorate, our relationship with certain suppliers were to be terminated, or if the costs of using these third parties were to continue to increase and we were not able to find alternate suppliers, we could lose clients, incur significant disruptions in manufacturing and operations and increased costs (including higher freight and re-engineering costs) and delay automation and productivity initiatives in our warehouses.

Fluctuations in transportation costs or disruptions to transportation services in our Global Ecommerce or Presort Services segments could adversely affect client satisfaction or our financial performance.
In addition to our reliance on the USPS, our Global Ecommerce and Presort Services segments rely upon third-party transportation service providers to transport a significant portion of our parcel and mail volumes. Some of these providers may also be competitors. The use of these providers is subject to risks, including our ability to negotiate acceptable terms, increased competition during peak periods, capacity issues, increased fuel costs, labor shortages, performance problems, extreme weather, natural or man-made disasters, pandemics, or other unforeseen difficulties. Given our continued reliance upon these providers, any disruption to the timely supply of these services, any future unforeseen disruptions affecting these providers, any dramatic increase in the cost of these services or any deterioration of the performance of these services (each of which we have experienced, at times), have adversely affected or could adversely affect client satisfaction and our financial performance.

Our business depends on our ability to attract, retain, and engage with, employees at a reasonable cost to meet the needs of our business and to consistently deliver highly differentiated, competitive offerings.
The rapid growth of the ecommerce industry has resulted in ongoing competition for employees in the shipping, transportation, and logistics industry, including drivers and warehouse employees. At times, both our Global Ecommerce and Presort Services segments have experienced increased demand and competition for labor, especially for our warehouses, driving up costs. We supplement our workforce with contingent hourly workers from staffing agencies on an as-needed basis; however, if we experience labor shortages, do not effectively manage our ability to attract and utilize contingent workers, or if our staffing agencies terminate their relationship with us and we cannot find alternative providers, it could result in increased costs and adversely affect our operations. Moreover, given the nature of our Global Ecommerce and Presort Services employee base, if we cannot continue to maintain good relationships, we could experience increased employee dissatisfaction and turnover, which could result in increased operating costs and reduced operational flexibility.
In May 2023, we approved a worldwide restructuring plan (the 2023 Plan), which involved the elimination of 850-950 positions worldwide. Such actions may cause us to experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Such actions may also make hiring qualified employees more difficult.
There is also significant competition for the talent needed for research and development of new products and services and talent needed to sell and service our other products and services within all our business units. Increased competition for employees has resulted in higher costs for wages and other benefits necessary to attract and retain employees with the right skill sets. Additional labor costs which may also impact our business include those triggered by federal, state and local laws and regulatory actions; increased health care and workers’ compensation insurance expenses; and costs associated with the health and safety of our employees.

Difficulty in obtaining and protecting our intellectual property, and the risk of infringement claims by others may negatively impact our financial performance.
Our businesses are not materially dependent on any one patent or license or group of related patents and licenses; however, our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed or obtained through acquisitions. We rely on copyrights, patents, trademarks, trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer, which could adversely affect our revenue and profitability. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our development efforts. As we continue to transition our business to more software and service-based offerings, patent protection of these innovations will be more difficult to obtain. In addition, from time to time, third parties may claim that we, our clients, or our suppliers, have infringed their intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

If we fail to comply with government contracting regulations, our financial performance, brand name and reputation could suffer.
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits and investigations by government agencies. If one or more government agency discovers contractual noncompliance by us or one of our subcontractors, we may be subject to various civil or criminal penalties and administrative sanctions, which could include the termination of the contract, reimbursement of payments received, fines and debarment from doing business with other government agencies. Any of these events could not only affect our financial performance, but also adversely affect our brand and reputation.

We may not fully realize the anticipated benefits of strategic acquisitions and divestitures which may harm our financial performance.
Strategic acquisitions and business divestitures involve significant risks and uncertainties, which could have an adverse effect on our financial performance, including:
•difficulties in achieving anticipated benefits or synergies;
•difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and integrating financial reporting and other IT systems;
•the loss of key employees or clients of businesses acquired or divested;
•significant charges for employee severance and other restructuring costs, legal, accounting and financial advisory fees and goodwill and asset impairment charges; and
•reducing fixed costs previously associated with divested businesses

Our capital investments to develop new products and offerings may not yield the anticipated benefits.
We made and are continuing to make significant capital investments in new products and services. If we are not successful in these new product or service introductions, or if our past investments in facilities do not yield the expected productivity improvements, at the levels anticipated when making the investments, there may be an adverse effect on our financial performance.

Cybersecurity and Technology Risks

Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we or our suppliers are unable to protect against, or effectively respond to, cyberattacks or other cyber incidents.
We depend on the security of our and our suppliers' information technology systems to support numerous business processes and activities, to service our clients, and to enable consumer transactions and postal services. There are numerous cybersecurity risks to these systems, including individual and group criminal hackers, industrial espionage, denial of service attacks, ransomware and malware attacks, attacks on the software supply chain, and employee errors and/or malfeasance. These cyber threats are constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting, and successfully defending against them. Successful breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, all of which could adversely affect our financial performance. Cybersecurity breaches could result in financial liability to other parties, governmental investigations, regulatory enforcement actions and penalties, and damage to our brand and reputation. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance. Despite the fact that we continually implement and update measures to enhance our cybersecurity protections and minimize the impact of any potential attack, none of these measures are fool proof and like all companies, intrusions will occur, and have occurred in the past (e.g. the previously disclosed ransomware attacks we experienced in 2019 and 2020). Our goal is to prevent meaningful incursions and minimize the overall impact of those that occur. For more information on how the Company handles cybersecurity, see Item 1C. Cybersecurity.
Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
Our businesses use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, clients, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting. In addition, new laws may add a broad array of requirements on how we handle or use information and increase our compliance obligations. For example, the European Union greatly increased the jurisdictional reach of European Law by enacting the General Data Protection Regulation (GDPR), which, among other things, enhanced an individual’s rights with respect to their information. However, ongoing litigation in the European Union on how to comply with GDPR requirements continues to create uncertainty in how to demonstrate compliance, and the outcome of these cases could impact how companies do business in the European Union. In the United States, a growing number of states have enacted different laws regarding personal information and privacy that impose significant new requirements on consumer personal information. In some instances (e.g., California), these laws also expand the definition of consumer personal information to include information related to employees and business contacts. Some of these state laws have established independent agencies with rule making and enforcement authority, whose initial guidance, actions, and regulations remain to be determined and tested, adding additional layers of uncertainty with respect to compliance. Other countries or states have enacted and will continue to enact and amend laws or regulations in the future that have similar or additional requirements. Although we continually monitor and assess the impact of these laws and regulations, and continually update our systems to protect our data and comply with these laws, their interpretation and enforcement are uncertain, subject to change, and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could include substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and financial performance.

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

Macroeconomic and General Regulatory Risks

Periods of difficult economic conditions, other macroeconomic events, or a public health crisis could adversely affect our business.
Our operations and financial performance are impacted by the economic conditions in the United States and the other countries where we and our clients do business. Any significant or perceived weakening of these economies, reduction in business confidence or change in business or consumer spending habits, concerns of a domestic or global recession, rising inflation or interest rates, limited availability of credit, or other macroeconomic events (including public health crises), not within our control, may reduce our client’s demand for shipping and mailing products and services (especially in our Global Ecommerce business, which is subject to cyclical trends in consumer sentiment and spending habits) and thus, negatively affect our financial performance. These economic conditions, at times, have arisen and can arise suddenly, and the duration and full impact of such conditions can be difficult to predict, which could adversely impact our business, financial condition, and results of operations.

Future credit rating downgrades, capital market disruptions, significant decline in cash flows, noncompliance with any of our debt covenants, or significant withdrawals by depositors at the Bank, could adversely affect our ability to maintain adequate liquidity, provide competitive financing services and to fund various discretionary priorities.
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
We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to continuing global fiscal challenges and political conditions, tax laws and enforcement approaches have been and may continue to be subject to significant change. Changes in tax laws may be on a prospective or retroactive basis and could have a material impact of our tax expense and cash flows. The Organization for Economic Co-operation and Development (OECD) have set forth a Two-Pillar Solution fundamentally overhauling the international tax rules. Pillar One focuses on reallocation of profits while Pillar Two applies a global minimum corporate tax. The OECD has set forth Model Rules and an ambitious timeline to ensure the effective implementation of the Two-Pillar Solution. Although some jurisdictions have issued guidance or passed tax laws based on the OECD Model Rules, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. However, these changes could result in double tax, increase our effective tax rate and adversely impact our financial results and cash flows.
We are subject to tax audits in the various jurisdictions in which we operate. Given the complexity of the current and changing tax laws and regulations, tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly review the strength of our positions based on current law, court cases, rulings and proposed legislative changes to determine the appropriateness of our tax provision, however, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on our effective tax rate and adversely impact our financial results and cash flows.

Our Global Ecommerce segment is exposed to increased foreign exchange rate fluctuations.
The sales generated from many of our clients who use our cross-border services are exposed to foreign exchange rate fluctuations. Currently, merchants using our cross-border services are located primarily in the U.S. and the U.K. and a majority of consumers making purchases through these platforms are in a limited number of foreign countries. The current strength of the U.S. Dollar relative to currencies in the countries where we do the most business continues to impact our client’s ability to compete internationally as the cost of similar international products improved relative to the cost of U.S. retailer’s products. This in turn, adversely affected Global Ecommerce’s revenue and profitability during the past two years. If the strength of the U.S. dollar continues, or if the British Pound were to strengthen relative to other currencies, our retailers may continue to experience a decrease in international sales volumes, which, in turn would adversely affect this segment’s revenue and profitability.

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
The set of topics incorporated within the term ESG in general, and climate change in particular, cover a range of issues that pose potential risks to our operations. From an environmental perspective, the impact of climate change and a potential increase in extreme weather events may pose risk to the operation of our sortation facilities and the ability to transport mail and packages. The increased focus on alternative energy sources and the need to reduce our carbon footprint over time, could result in higher investments in capital spending and increased operational costs. There are also a series of laws related to product stewardship and waste disposal to which we need to comply. From a “social” perspective, a failure to meet employee expectations around safety and diversity, equity and inclusion could impact our ability to recruit new employees and retain talent. Finally, from a “governance” perspective, if we do not maintain good governance processes in general or do not satisfy investor stakeholder expectations on ESG, our reputation and attractiveness to portions of the investment community could be adversely affected.

Shareholder Activism Risks

Our business could be negatively affected as a result of shareholder activism.
We value constructive input from investors and regularly engage with our stockholders regarding strategy and performance. Although our Board of Directors and management team are committed to acting in the best interests of all our stockholders, there is no assurance that the results of actions taken by our Board of Directors and management team will be successful.
In 2023, Hestia Capital Partners, LP (collectively with its affiliates, “Hestia”) ran a proxy contest seeking the election of five of its nominees to our Board of Directors at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”). At the 2023 Annual Meeting held on May 9, 2023, our stockholders voted to elect four directors nominated by Hestia to serve on our Board of Directors. Any qualifying stockholder may conduct a proxy contest in the future. Responding to proxy contests, including related litigation, can be costly, time-consuming, disrupt our operations and divert the attention of management, Board of Directors and employees. All of this could adversely affect our results of operations and financial condition, as well as the market performance of our securities.
Additionally, perceived uncertainties as to our future direction or changes to the composition of our Board of Directors as a result of activist stockholders, may lead to the perception of an adverse change in the direction of our business, instability or lack of management or oversight continuity. These uncertainties may be more acute or heightened if an activist stockholder seeks to change a majority of our Board of Directors. Actions by activist stockholders may be exploited by our competitors and/or other activist stockholders, cause concern to customers, employees, investors, rating agencies, strategic partners and other constituencies, which could result in lost sales and business opportunities, make it more difficult to attract and retain qualified personnel and business partners and adversely impact our ability to access capital markets at reasonable costs. Further, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
A comprehensive cybersecurity program is critical to achieving our business goals. Like all companies in today’s world, we face a multitude of cybersecurity threats that range from ransomware and denial-of-service, to attacks from more advanced nation state actors, and even insider threats. Likewise, our customers, suppliers, subcontractors and partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business operations and financial performance. These cybersecurity threats and related risks make it imperative that we expend considerable resources to safeguard our organization’s assets and to prevent service disruptions or minimize the impact should an incident occur.
The Audit Committee of the Board of Directors oversees the technology functions, including management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior technology leadership, including our Chief Information Security Officer (CISO), briefs the Audit Committee of the Board of Directors on our cybersecurity and information security posture semi-annually and on an as needed basis and the full Board of Directors is apprised on an annual basis. In the event of an incident, we strive to follow our detailed incident response playbook, which outlines the steps to be taken from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), customers, as well as senior leadership and the Board, in each case, as appropriate.
Our information security organization is led by the CISO, who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Vice President of Product Security (VP of Product Security) provides additional expertise and focus attempting to ensure the integrity and resiliency of the products and services we provide to our customers. Combined, the CISO and VP of Product Security possess over 50 years of deep information technology, cyber security, program management, and risk experience. The information security organization manages and continually enhances a robust enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Our cybersecurity program attempts to follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework principles. We have adopted a risk-based management process used to define, manage, and prioritize controls required to maintain the integrity and availability of our digital assets. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture and periodic training, supportive of security, which we believe improves our overall cybersecurity posture.
We have also extended our cybersecurity governance to our operational business executives. Mission critical information assets, those that would cause significant business, customer, or employee impact, are periodically presented by technical leadership to the appropriate senior management executive. This is a formal assessment which describes the underlying cyber posture, mitigation plan, and commitments. In addition, the Company’s Privacy and Cybersecurity Steering committee, which is co-led by the CISO and the VP of Product Security and comprised of leaders from the Company’s information technology, innovation, legal and internal audit organizations, meets periodically to ensure the overall Cybersecurity Program is progressing against its goals and new risks are operationally prioritized.
We rely heavily on third parties to support our products, business operations and technology services, and a cybersecurity incident at a supplier, subcontractor or partner could materially adversely impact us. Where possible, we endeavor to include information security provisions, audit rights and insurance requirements, in contracts with our suppliers and third-parties based on their level of access to our systems and data. For our most critical suppliers, where possible, we attempt to pursue an annual attestation of ongoing compliance to our standard policies and practices. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified.
Given the constantly evolving cyber-threat landscape, as well as the previously disclosed ransomware attacks we experienced in 2019 and 2020, we continuously test and evolve our cybersecurity program. We engage internal security team experts who perform ‘ethical hacks’ against our information assets to uncover risks. As part of its risk based annual audit plan, our internal audit team reviews a number of components of our information technology operations, which taken together, comprise our cybersecurity defenses. A report of its findings is distributed to certain members of management and completion of the auditor's comments is tracked and reported up to the Audit Committee of the Board. We also engage third-party service providers to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.
Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. Cybersecurity related risks are included in the risk universe that our ERM process evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process annual risk assessment is presented to the Audit Committee of the Board of Directors.
Notwithstanding the cybersecurity protections we have in place, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES
We lease numerous facilities worldwide, including administrative offices, fulfillment centers, parcel operations and mail sortation facilities, service locations, data centers and call centers. Our corporate headquarters is located in Stamford, Connecticut.
Our Global Ecommerce segment leases three fulfillment centers that comprise the majority of our fulfillment operations. Our Global Ecommerce and Presort Services segments conduct parcel operations and mail sortation operations through a network of approximately 45 operating centers throughout the United States. Our SendTech Solutions segment leases a manufacturing and distribution facility in Indianapolis. This facility is significant as it stores a majority of the SendTech Solutions products, supplies and inventories.
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
ITEM 3. LEGAL PROCEEDINGS
See Note 15 Commitments and Contingencies to the Consolidated Financial Statements for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange (NYSE) under the symbol "PBI". At January 31, 2024, we had 11,860 common stockholders of record.

Dividends and Share Repurchases
We have historically paid a quarterly dividend to our shareholders. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve a dividend. We expect to continue to pay a quarterly dividend of $0.05 per share; however, our Board of Directors may decide to increase or decrease this amount or to not approve the payment of a dividend at any time. We may repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any additional shares of our common stock in 2023.
Stock Performance Graph
The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) SmallCap 600 Composite Index and a peer group over a five-year period assuming the reinvestment of dividends. Our peer group consists of publicly traded companies similar in size and/or complexity that best align with our current businesses. The composition of our peer group is the result of the Compensation Committee's independent compensation consultant's recommendations. As such, the composition of our peer group could change year-over year.
Our 2023 peer group was updated from 2022 to include one additional company. The inclusion of this company did not impact the total shareholder return of our peer group.
Our peer group for 2023 is comprised of: ACCO Brands Corporation, Avery Dennison Corporation, Cimpress plc, Bread Financial Holdings, Inc., Deluxe Corporation, Diebold Nixdorf, Incorporated, Etsy, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., GXO Logistics, Inc., Hub Group, Inc., NCR Corporation, Overstock.com, Inc., Rockwell Automation, Inc., Ryder System, Inc., Schneider National, Inc., The Western Union Company, W.W. Grainger, Inc. and Xerox Holdings Corporation.
On a total return basis, a $100 investment on December 31, 2018, in Pitney Bowes Inc., the S&P SmallCap 600 Composite Index, and our peer group would have been worth $93, $169 and $144 respectively, on December 31, 2023.
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
A discussion of our financial condition and results of operations for the year ended December 31, 2021, can be found under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

OUTLOOK
We expect consolidated revenue to be flat to a low single-digit decline and EBIT margins to be relatively flat in 2024 compared to 2023. Within SendTech Solutions, we expect revenue and EBIT declines due in part to lower equipment sales as initial lease terms of prior equipment sales expire and customers are expected to renew these leases for a fixed term rather than purchase new equipment. We also expect revenue to decline due to lower meter populations due to the migration to cloud-based solutions. These declines will be partially offset by higher shipping revenues.
Within Presort Services, we anticipate total volumes to be relatively flat in 2024 compared to 2023, but revenue to benefit slightly from increased workshare discounts. We expect margin and profit to remain relatively flat to slightly higher compared to the prior year.
Within Global Ecommerce, we expect revenue growth in domestic parcel services driven by increased volumes, partially offset by lower revenue from cross-border services. We anticipate margin and profit improvements compared to 2023.
We continue to make progress on our worldwide restructuring program and expect to realize annualized cost savings of $75-$85 million by the end of 2024, a portion of which was realized in 2023. However, we also expect higher interest costs and the restoration of variable compensation costs in 2024 to significantly offset these savings.
See our Forward-Looking Statements under Part I on page 3 and Risk Factors under Item 1A for certain factors, some beyond our control, which could adversely impact our 2024 results.

OVERVIEW OF CONSOLIDATED RESULTS

Factors Affecting Comparability
Certain transactions and changes occurred in 2022 that impact the comparability to our 2023 financial results. These transactions and changes include:

•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the twelve months ended December 31, 2022 include six months of revenue and costs for Borderfree. Net income of Borderfree for these periods was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas in 2022, revenue and cost of revenue for these services through September 30 were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce segment.

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

Financial Results Summary:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$3,266,348	$3,538,042	(8)%	(8)%
Total costs and expenses	3,672,850	3,498,162	(5)%
(Loss) income before taxes	(406,502)	39,880	>(100%)
(Benefit) provision for income taxes	(20,875)	2,940	>100%
Net (loss) income	$(385,627)	$36,940	>(100%)

Revenue decreased $272 million in 2023 compared to the prior year primarily due to a decrease in business services revenue of $205 million (see Factors Affecting Comparability above), lower equipment sales of $31 million and lower support services revenue of $27 million.

Total costs and expenses increased $175 million compared to the prior year primarily due to:

•Costs of revenue (excluding financing interest expense) decreased $225 million primarily due to lower cost of business services of $178 million (see Factors Affecting Comparability above) and lower cost of equipment sales of $30 million.

•SG&A expense declined $8 million compared to the prior year. This decrease was primarily driven by lower professional fees of $10 million, salaries of $8 million, credit cards fees of $8 million, amortization expense of $8 million and stock based compensation expense of $7 million, partially offset by proxy solicitation fees of $11 million, higher variable compensation expense of $9 million, higher credit loss provision of $8 million and non-cash foreign currency revaluation losses on intercompany loans of $6 million.

•Restructuring charges increased $43 million compared to the prior year driven by actions taken under the 2023 Plan.

•Aggregate non-cash goodwill impairment charges totaling $339 million associated with our Global Ecommerce reporting unit. See Note 8 to the Consolidated Financial Statements for more information.

•Interest expense, net, including financing interest expense, increased $22 million in 2023 compared to the prior year primarily due to higher interest rates. We allocate a portion of gross interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period.

•Other (income) expense declined $19 million compared to the prior year primarily driven by prior year gains of $27 million from the sale of assets and businesses, partially offset by a favorable year-over-year impact of $8 million associated with the redemption of debt.

The effective tax rate for the year ended December 31, 2023 was 5.1%, primarily due to the nondeductibility of the aggregate goodwill impairment charge. See Note 14 to the Consolidated Financial Statements for more information.

Net loss for 2023 was $386 million compared to net income of $37 million in the prior year.

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
Financial performance for the Global Ecommerce segment was as follows:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$1,355,326	$1,576,348	(14)%	(14)%
Cost of Business Services	1,293,285	1,440,807	10%
Gross Margin	62,041	135,541	(54)%
Gross Margin %	4.6%	8.6%

Selling, general and administrative	184,923	225,514	18%
Research and development	10,851	10,335	(5)%
Adjusted segment EBIT	$(133,733)	$(100,308)	(33)%
Global Ecommerce revenue decreased $221 million in 2023 compared to the prior year. The change in revenue presentation for digital delivery services and the sale of Borderfree accounted for $139 million of the decrease. Cross-border revenue declined $190 million due to lower volumes, primarily driven by changes in how two of our largest clients access our services, digital delivery services revenue declined $26 million due to a decrease in the number of shipping labels printed and fulfillment services revenue declined $23 million due to lower volumes. These declines were partially offset by domestic parcel delivery revenue growth of $158 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $74 million and gross margin percentage decreased to 4.6% from 8.6% compared to the prior year. Cross-border services gross margin declined $52 million, primarily due to the decline in volumes. Digital delivery services gross margin declined $9 million primarily due to the decline in the number of shipping labels printed. The sale of Borderfree contributed a decline in gross margin of $8 million. Domestic parcel delivery services gross margin increased $3 million compared to the prior year primarily due to higher domestic parcel volumes, which was partially offset by $4 million of one-time costs in the third quarter related to facility consolidation.
SG&A expenses declined $41 million compared to the prior year period, primarily due to lower employee-related expenses of $16 million, lower amortization expense of $9 million and lower credit card fees of $8 million.
Adjusted segment EBIT was a loss of $134 million in 2023 compared to a loss of $100 million in the prior year.

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Business Services Revenue	$617,599	$602,016	3%	3%
Cost of Business Services	432,229	454,923	5%
Gross Margin	185,370	147,093	26%
Gross Margin %	30.0%	24.4%

Selling, general and administrative	74,230	64,517	(15)%
Other components of net pension and postretirement costs	228	146	(56)%
Adjusted segment EBIT	$110,912	$82,430	35%
Revenue increased $16 million in 2023 compared to the prior year as pricing actions to mitigate inflationary pressures on costs offset the revenue decline driven by a 6% decrease in total mail volumes. The processing of Marketing Mail Flats and Bound Printed Matter and First Class Mail contributed revenue increases of $18 million and $5 million, respectively, while the processing of Marketing Mail contributed to a revenue decrease of $7 million.
Gross margin increased $38 million and gross margin percentage increased from 24.4% to 30.0% compared to the prior year primarily due to the increase in revenue, lower transportation costs of $15 million, driven by improvements in network management, and the benefits from investments made in automation and higher-throughput sortation equipment.
SG&A expenses increased $10 million primarily due to higher employee-related expenses.
Adjusted segment EBIT was $111 million in 2023 compared to $82 million in the prior year.

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
Financial performance for the SendTech Solutions segment was as follows:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$72,144	$71,578	1%	1%
Support services	410,734	438,191	(6)%	(6)%
Financing	271,197	274,508	(1)%	(1)%
Equipment sales	323,739	354,960	(9)%	(8)%
Supplies	147,709	154,186	(4)%	(4)%
Rentals	67,900	66,256	2%	2%
Total revenue	1,293,423	1,359,679	(5)%	(5)%

Cost of business services	29,860	37,272	20%
Cost of support services	136,821	147,653	7%
Cost of equipment sales	222,220	251,916	12%
Cost of supplies	43,140	43,537	1%
Cost of rentals	19,407	24,864	22%
Total costs of revenue	451,448	505,242	11%

Gross margin	841,975	854,437	(1)%
Gross margin %	65.1%	62.8%

Selling, general and administrative	418,213	431,213	3%
Research and development	20,660	22,646	9%
Other components of pension and post retirement costs	(2,245)	(331)	>(100%)
Adjusted Segment EBIT	$405,347	$400,909	1%
SendTech Solutions revenue decreased $66 million in 2023 compared to the prior year. Equipment sales declined $31 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Support services revenue declined $27 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Supplies revenue declined $6 million primarily driven by a declining meter population. Financing revenue declined $3 million primarily due to $6 million of lower lease extensions and lower late fees of $1 million, partially offset by higher investment income of $7 million. Business services revenue increased $14 million primarily driven by growth in enterprise shipping subscriptions, which was partially offset by a $13 million reduction in revenue due to the change in revenue presentation for digital delivery services.
Gross margin decreased $12 million primarily due to the decline in revenue. However, gross margin percentage increased to 65.1% from 62.8% compared to the prior year driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions, rentals gross margin due in part to a $2 million prior year unfavorable scrap adjustment and a current year favorable adjustment and equipment sales gross margin due to cost management.
SG&A expenses declined $13 million primarily driven by lower outsourcing and professional fees of $5 million, lower rent expense of $3 million and lower marketing expenses of $1 million.
Adjusted segment EBIT was $405 million in 2023 compared to $401 million for the prior year.

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

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Unallocated corporate expenses	$210,931	$204,251	(3)%

Unallocated corporate expenses for 2023 increased $7 million compared to the prior year primarily due to higher variable compensation expense of $4 million and higher depreciation expense of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2023 we had cash, cash equivalents and short-term investments of $623 million, which includes $136 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. We believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	2023	2022	Increase/(decrease)
Net cash from operating activities	$79,468	$175,983	$(96,515)
Net cash from investing activities	(122,832)	(24,269)	(98,563)
Net cash from financing activities	(31,266)	(198,083)	166,817
Effect of exchange rate changes on cash and cash equivalents	5,702	(16,130)	21,832
Change in cash and cash equivalents	$(68,928)	$(62,499)	$(6,429)

Operating activities
Cash flows from operating activities in 2023 declined $97 million compared to the prior year. This decline was driven by lower earnings, higher interest payments of $30 million, higher restructuring payments of $19 million and higher pension contributions of $7 million, partially offset by higher collections of accounts receivables and finance receivables of $33 million, lower inventory purchases of $19 million and changes in other working capital items.
Investing activities
Cash flows from investing activities for 2023 declined $99 million compared to the prior year primarily due to prior year proceeds of $162 million from the sale of businesses and our Shelton, Connecticut office building, partially offset by lower payments of $28 million to settle foreign exchange derivative contracts, lower capital expenditures of $22 million and lower net investment activity of $10 million.
Financing activities
Cash flows from financing activities for 2023 improved $167 million compared to the prior year primarily due to lower net cash outflows from debt activity of $68 million, an increase in customer account deposits at the Bank of $90 million and $13 million of common stock repurchases in the prior year.

Debt Activity
During 2023, we issued an aggregate $275 million of senior secured notes. The notes mature in March 2028 and bear interest at the Secured Overnight Financing Rate (SOFR) plus 6.9%, payable quarterly. The net proceeds (net of original issue discount of 3%) were used to redeem the March 2024 notes and repay $30 million of the term loan due March 2026. Also, during 2023, we purchased an aggregate $39 million of the March 2024 notes and March 2027 notes, recognizing a gain of $3 million, and made scheduled principal repayments of $42 million on our term loans.
The credit agreement that governs our $500 million secured revolving credit facility and the term loan due March 2026 contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the credit agreement. The maximum leverage ratio decreases from 4.25x to 4.0x as of June 30, 2024 and the minimum interest coverage ratio increases from 1.75x to 2.0x as of March 31, 2025. At December 31, 2023, we were in compliance with these financial covenants. Additionally, management expects that we will remain in compliance with these financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to seek to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At December 31, 2023, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.

The PB Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank (FHLB) of Des Moines and has access to certain credit products as a funding source known as "advances." As of December 31, 2023, the Bank had yet to apply for any advances.

Future Cash Requirements
The following table summarizes our known and contractually committed cash requirements at December 31, 2023 (in millions):

	Payments due in
	Total	2024	2025	2026	2027	2028	Thereafter
Debt maturities	$2,189	$59	$53	$196	$387	$683	$811
Lease obligations	431	88	83	72	63	54	71
Purchase obligations	145	140	2	1	1	1	—
Retiree medical payments	84	11	10	10	9	9	35
Total	$2,849	$298	$148	$279	$460	$747	$917
Debt
At December 31, 2023, we have outstanding principal debt of $2.2 billion. Approximately 64% of this debt is at fixed rates, including the effect of interest rate swaps, and the remaining 36% is at variable rates. The weighted average interest rate of our variable rate debt at December 31, 2023 was 9.7%. We estimate that cash interest payments for the next 12 months will be $190 - $200 million. Required debt repayments over the next 12 months are $59 million, which we anticipate satisfying through available cash on hand and cash generated from operations. See Note 12 to the Consolidated Financial Statements for information regarding our debt.
Lease obligations
We lease real estate and equipment under operating and capital lease arrangements. These leases have terms of up to 15 years and include renewal options. Lease obligations in the table above do not include $17 million of payments for leases signed but not yet commenced at December 31, 2023. See Note 6 and Note 16 to the Consolidated Financial Statements for further information.
Purchase obligations
Purchase obligations include unrecorded open purchase orders for goods and services.
In addition to the above known and contractually committed cash payments, we anticipate using cash for the following items:
Capital Expenditures
Capital expenditures are evaluated and approved by senior leadership based on several factors, including expected impacts on revenue growth, productivity enhancements, service improvements and cost savings. Capital expenditures totaled $103 million and $125 million for the years ended December 31, 2023 and 2022, respectively.
Dividends
Assuming the current $0.05 per quarter dividend payment, we estimate that dividend payments will be approximately $35 million in 2024. Under the terms of the March 2028 note purchase agreement, the annual amount of permitted dividend payments is capped at the lesser of $36 million or a maximum dividend yield of 6.25%. In addition, share repurchases would further limit this amount.
Share Repurchases
We may repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any additional shares of our common stock in 2023.

Off Balance Sheet Arrangements
At December 31, 2023, we had approximately $28 million outstanding letters of credit guarantees with financial institutions that are primarily issued as security for insurance, leases, customs and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Impairment review
Goodwill is tested annually for impairment at the reporting unit level at the beginning of the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, If the fair value of the reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.
Testing goodwill for impairment requires us to identify our reporting units and assign assets and liabilities, including goodwill, to each reporting unit. The fair value of a reporting unit is based on one or a combination of techniques, including a discounted cash flow model, multiples of competitors, and/or multiples from sales of like businesses.
The performance of our Global Ecommerce reporting unit, continuing changes in macroeconomic conditions and our long-term outlook for this business were triggering events that caused us to evaluate the Global Ecommerce goodwill for impairment during the second and fourth quarters. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third party to assist in the determination of the fair value of the reporting unit. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. The estimates and assumptions are considered Level 3 inputs under the fair value hierarchy. We assessed Global Ecommerce goodwill for impairment in the second and fourth quarters, and based on the results of our assessments, recorded non-cash, pre-tax goodwill impairment charges of $119 million and $220 million, respectively.
The results of our annual impairment test as of the beginning of the fourth quarter for our other reporting units indicated that the fair value of these reporting units exceeded their carrying values and no impairment existed.
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

Allowances for credit losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. We provide an allowance for probable credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay and current economic conditions and outlook based on reasonable and supportable forecasts. Total allowance for credit losses as a percentage of finance receivables was 2% at both December 31, 2023 and 2022. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2023 would have reduced pre-tax income by $3 million.
Trade accounts receivable are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information. Accounts deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible, or when they are 365 days past due, if sooner. The allowance for credit losses as a percentage of trade accounts receivables was 2% at both December 31, 2023 and 2022. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2023 would have reduced pre-tax income by $1 million.

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
The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) and our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan) used to determine net periodic pension expense for 2023 was 5.55% and 4.80%, respectively. The discount rate used to determine 2024 net periodic pension expense for the U.S. Plan and the U.K. Plan was 5.15% and 4.5%, respectively. A 0.25% change in the discount rate would not materially impact annual pension expense for the U.S. Plan or the U.K. Plan. A 0.25% change in the discount rate would impact the projected benefit obligation of the U.S. Plan and U.K. Plan by $24 million and $13 million, respectively.
The expected rate of return on plan assets used to determine net periodic pension expense for 2023 was 6.5% for the U.S. Plan and 5.26% for the U.K. Plan. The expected rate of return on plan assets used to determine 2024 net periodic pension expense was 6.7% and 5.5% for the U.S. Plan and the U.K. Plan, respectively. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $3 million and the U.K. Plan by $1 million.
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

Legal and Regulatory Matters
See Regulatory Matters in Item 1 and Other Tax Matters in Note 14 to the Consolidated Financial Statements for regulatory matters regarding our tax returns and Note 15 to the Consolidated Financial Statements for information regarding our legal proceedings.

Foreign Currency Exchange
The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. During 2023, 11% of our consolidated revenue was from operations outside the United States and the translation of foreign currencies to the U.S. dollar did not have a material impact on revenues or operating results for the year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in foreign currency exchange rates and interest rates. To manage these market risks, we may employ derivatives according to established policies and procedures. We do not use derivatives for speculative purposes. We are also exposed to credit risk on our accounts receivable and finance receivable portfolio.

Foreign Exchange Risk
We have a number of short-term intercompany loans denominated in a foreign currency, predominantly the British Pound, Canadian Dollar and Euro. Our foreign currency risk primarily includes the periodic revaluation of these intercompany loans and related interest, which is recorded in earnings.
Historically, we entered into foreign exchange contracts to minimize the impact of the revaluation of these intercompany loans and related interest on earnings. Changes in fair value of these foreign exchange contracts were also recorded in earnings and designed to generally offset the impact to earnings from the revaluation of the underlying intercompany loans. While there was typically minimal impact to earnings, the settlement of these derivative contracts resulted in cash outflows or inflows, which could be significant.
In the fourth quarter of 2023, management decided to no longer use foreign exchange contracts to hedge the revaluation of intercompany loans and related interest. While this decision reduces volatility in cash flows, the periodic revaluation of these intercompany loans could result in significant non-cash charges or income in earnings. Assuming foreign currency exchange rates at December 31, 2023, a 1% change in the British Pound, Canadian Dollar or Euro would impact earnings by $5 million, $3 million and $2 million, respectively.
We are also exposed to foreign currency risks associated with transactions denominated in currencies other than a location’s functional currency and forecasted inventory purchases between affiliates and third parties. However, these risks are not deemed to be significant.

Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt borrowings. The weighted average interest rate of our variable rate debt at December 31, 2023 and 2022 was 9.7% and 7.5%, respectively. A 100 basis point change in the weighted average interest rate of our variable rate debt in 2023 would have increased interest expense approximately $8 million.
We also maintain a significant investment portfolio comprised of fixed-rate investment in government and municipal securities, corporate securities, mortgage-backed securities and asset-backed securities. Changes in interest rates impact the fair value of these investments. We have designated these securities as available-for-sale, and changes in fair value due to changes in interest rates are recognized in accumulated other comprehensive income, a component of equity, and not earnings. We do not expect to recognize impairment losses on investment securities in an unrealized loss position as we have the intent and ability to hold these securities until recovery of unrealized losses or maturity.

Credit Risk
We are exposed to credit risk on our accounts receivable and finance receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2023 or 2022. We maintain provisions for potential credit losses based on historical experience, age of receivable, current economic conditions and future outlook and other relevant factors that may impact our customers’ ability to pay. We continually evaluate the adequacy of our allowance for credit losses and adjust as necessary.

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
Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Under the direction of our CEO and CFO, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2023.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2023 under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) and concluded that the internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report and information regarding our directors as shown below, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

Director	Title

Mary J. Steele Guilfoile	Chair, MG Advisors, Inc.
Steven D. Brill	Retired President of Corporate Strategy at United Parcel Service, Inc
Todd Everett	Independent advisor to several ecommerce companies, including Doddle Parcel Services Limited, Verishop, Inc., and Fetch Package, Inc
Katie May	Former Chief Executive Officer, ShippingEasy
Milena Alberti-Perez	Former Chief Financial Officer of Getty Images, Inc
Sheila A. Stamps	Former Financial Services Executive & Former Commissioner and Audit Committee Chair, New York State Insurance Fund
Darrell Thomas	Retired Vice President and Treasurer for Harley-Davison, Inc.
Kurt Wolf	Managing Member and Chief Investment Officer of Hestia Capital Management
William S. Simon	President of WSS Venture Holdings, LLC
Jill Sutton	Former Chief Legal Officer, General Counsel and Corporate Secretary of United Natural Foods, Inc.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

PART III
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2023 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	15,488,458	$9.50	15,950,013
Equity compensation plans not approved by security holders	—	—	—
Total	15,488,458	$9.50	15,950,013

(1)     Includes outstanding restricted stock units, stock options and performance stock units.
(2)    Weighted average exercise price of stock options only.

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)    Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed with the Commission on September 30, 2019 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4	Description of Registered Securities	Exhibit 4
4(a)	Senior Debt Indenture, dated as of February 14, 2005, by and between the Company and Citibank N.A., as trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed with the Commission on June 18, 2008 (Commission file number 1-3579)
4(b)	First Supplemental Indenture, dated as of October 23, 2007, by and among Pitney Bowes Inc., The Bank of New York, as successor trustee, and Citibank, N.A., as resigning trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
4(c)	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between Pitney Bowes Inc. and The Bank of New York Mellon, as successor trustee to Citibank N.A.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 26, 2020 (Commission file number 1-3579)
4(d)	Form of 5.25% Global Medium-Term Note due 2037	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K filed with the Commission on November 16, 2006 (Commission file number 1-3579)
4(e)	Officer's Certificate establishing the terms of the Notes, dated March 7, 2013, and Specimen of 6.70% Notes due 2043	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 7, 2013 (Commission file number 1-3579)
4(f)	Officer's Certificate establishing the terms of the 4.625% Notes due 2024, dated March 13, 2014, and Specimen of 4.625% Notes due 2024.	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 13, 2014 (Commission file number 1-3579)
4(g)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
4(h)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
4(i)	Note Purchase Agreement, dated as of July 31, 2023, by and among Pitney Bowes Inc., the noteholders party thereto and Alter Domus (US) LLC, as noteholder representative	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 31, 2023 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.10 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(c) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(d) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(e) *	Pitney Bowes Severance Plan (as amended and restated as of October 1, 2023)	Exhibit 10(e)
10(f) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of September 11, 2023)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(g) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan (as amended and restated effective September 11, 2023)	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(i) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(j)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(k)*	Pitney Bowes Executive Equity Deferral Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(l)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
10(m)*	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(n)	Credit Agreement, dated as of November 1, 2019 (the "Credit Agreement"), among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on November 5, 2019 (Commission file number 1-3579)
10(o)	First Incremental Facility Amendment, dated as of February 19, 2020, to the Credit Agreement, among the company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 20, 2020 (Commission file number 1-3579)
10(p)	First Amendment, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
10(q)	First Refinancing Agreement, dated as of March 19, 2021, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and refinancing tranche B term lender.	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579)
10(r)	Second Amendment, dated as of May 11, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on November 4, 2022 (Commission file number 1-3579)
10(s)	Third Amendment, dated as of December 7, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 8, 2022 (Commission file number 1-3579)
10(t)	Fourth Amendment, dated as of December 8, 2022, to the Credit Agreement, among Pitney Bowes Inc., the Lenders and issuing banks party thereto and JP Morgan Chase, N.A., as administrative agent	Incorporated by reference to Exhibit 10(x) to the Form 10-K filed with the Commission on February 17, 2023 (Commission file number 1-3579)
10(u)
Fifth Amendment, dated as of June 6, 2023, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JP Morgan Chase Bank, N.A., as administrative agent
Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on June 6, 2023 (Commission file number 1-3579)
10(v)
Sixth Amendment, dated as of July 31, 2023, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JP Morgan Chase Bank, N.A., as administrative agent
Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on July 31, 2023 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(w)	Separation Agreement and General Release, dated as of September 29, 2023, between Pitney Bowes Inc. and Marc Lautenbach	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on October 2, 2023 (Commission file number 1-3579)
10(x)	Letter Agreement, dated as of September 29, 2023, between Pitney Bowes Inc. and Jason Dies	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on October 2, 2023 (Commission file number 1-3579)
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of independent registered accounting firm	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
97	Compensation Recoupment Policy of Pitney Bowes Inc. dated December 1, 2023	Incorporated by reference to Exhibit 10.12 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Date: February 20, 2024        PITNEY BOWES INC.
    Registrant

By: /s/ Jason C. Dies
Jason C. Dies
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason C. Dies Jason C. Dies	Interim Chief Executive Officer (Principal Executive Officer)	February 20, 2024
/s/ Ana Maria Chadwick Ana Maria Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2024
/s/ Joseph R. Catapano Joseph R. Catapano	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Non-Executive Chairman - Director	February 20, 2024
/s/ Steven D. Brill Steven D. Brill	Director	February 20, 2024
/s/ Todd Everett Todd Everett	Director	February 20, 2024
/s/ Katie May Katie May	Director	February 20, 2024
/s/ Milena Alberti-Perez Milena Alberti-Perez	Director	February 20, 2024
/s/ Sheila A. Stamps Sheila A. Stamps	Director	February 20, 2024
/s/ Darrell Thomas Darrell Thomas	Director	February 20, 2024
/s/ Kurt Wolf Kurt Wolf	Director	February 20, 2024
/s/ William S. Simon William S. Simon	Director	February 20, 2024
/s/ Jill Sutton Jill Sutton	Director	February 20, 2024

PART IV

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pitney Bowes Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Goodwill Impairment Triggering Event Assessments – Global Ecommerce Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $734 million as of December 31, 2023, and the goodwill balance associated with the Global Ecommerce reporting unit was zero. Goodwill is tested annually for impairment at the reporting unit level as of the beginning of the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. The performance of the Global Ecommerce reporting unit, continuing changes in macroeconomic conditions and the long-term outlook for the business were triggering events that caused management to evaluate the Global Ecommerce goodwill for impairment during the second and fourth quarters 0f 2023. The assessments indicated that the estimated fair value of the reporting unit was less than the carrying value and management recorded a non-cash, pre-tax goodwill impairment charge of $119 million and $220 million in the second and fourth quarter, respectively. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgments and assumptions related to revenue growth rates, operating margins, operating income, and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment triggering event assessments of the Global Ecommerce reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Global Ecommerce reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, certain forecasted costs included in the determination of projected operating margins and operating income, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Global Ecommerce reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, certain forecasted costs included in the determination of projected operating margins and operating income, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and certain forecasted costs included in the determination of projected operating margins and operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 20, 2024

We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Business services	$2,045,069	$2,249,941	$2,334,674
Support services	410,734	438,191	460,888
Financing	271,197	274,508	294,418
Equipment sales	323,739	354,960	350,138
Supplies	147,709	154,186	159,438
Rentals	67,900	66,256	74,005
Total revenue	3,266,348	3,538,042	3,673,561
Costs and expenses:
Cost of business services	1,756,616	1,934,206	2,034,477
Cost of support services	137,676	148,829	149,706
Financing interest expense	63,281	51,789	47,059
Cost of equipment sales	223,757	253,843	251,914
Cost of supplies	43,347	43,778	43,980
Cost of rentals	19,614	25,105	24,427
Selling, general and administrative	897,260	905,570	924,163
Research and development	41,405	43,657	46,777
Restructuring charges	61,585	18,715	19,003
Goodwill impairment	339,184	—	—
Interest expense, net	100,445	89,980	96,886
Other components of net pension and postretirement (income) cost	(8,256)	4,308	1,010
Other (income) expense	(3,064)	(21,618)	41,574
Total costs and expenses	3,672,850	3,498,162	3,680,976
(Loss) income from continuing operations before income taxes	(406,502)	39,880	(7,415)
(Benefit) provision for income taxes	(20,875)	2,940	(10,922)
(Loss) income from continuing operations	(385,627)	36,940	3,507
Loss from discontinued operations, net of tax	—	—	(4,858)
Net (loss) income	$(385,627)	$36,940	$(1,351)
Basic (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(2.20)	$0.21	$0.02
Discontinued operations	—	—	(0.03)
Net (loss) income	$(2.20)	$0.21	$(0.01)
Diluted (loss) earnings per share attributable to common stockholders (1):
Continuing operations	$(2.20)	$0.21	$0.02
Discontinued operations	—	—	(0.03)
Net (loss) income	$(2.20)	$0.21	$(0.01)
(1)The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(385,627)	$36,940	$(1,351)
Other comprehensive (loss) income, net of tax:
Foreign currency translations, net of tax of $(741), $(3,942) and $(767), respectively	25,279	(71,344)	(34,168)
Net (loss) gain on cash flow hedges, net of tax of $(1,847), $2,900 and $1,738, respectively	(5,541)	8,700	5,214
Net unrealized gain (loss) on available for sale securities, net of tax of $1,878, $(10,424) and $(2,217), respectively	5,977	(33,191)	(6,651)
Adjustments to pension and postretirement plans, net of tax of $(18,875), $4,312 and $17,986, respectively	(55,128)	9,297	54,618
Amortization of pension and postretirement costs, net of tax of $4,461, $9,315 and $12,755, respectively	13,732	31,286	39,806
Other comprehensive (loss) income, net of tax	(15,681)	(55,252)	58,819
Comprehensive (loss) income	$(401,308)	$(18,312)	$57,468

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$601,053	$669,981
Short-term investments (includes $2,382 and $1,882, respectively, reported at fair value)	22,166	11,172
Accounts and other receivables (net of allowance of $6,139 and $5,344 respectively)	342,236	343,557
Short-term finance receivables (net of allowance of $14,347 and $11,395, respectively)	563,536	564,972
Inventories	70,053	83,720
Current income taxes	564	8,790
Other current assets and prepayments	92,309	115,824
Total current assets	1,691,917	1,798,016
Property, plant and equipment, net	383,628	420,672
Rental property and equipment, net	23,583	27,487
Long-term finance receivables (net of allowance of $8,880 and $10,555, respectively)	653,085	627,124
Goodwill	734,409	1,066,951
Intangible assets, net	62,250	77,944
Operating lease assets	309,958	296,129
Noncurrent income taxes	60,995	46,613
Other assets (includes $227,131 and $229,936, respectively, reported at fair value)	352,360	380,419
Total assets	$4,272,185	$4,741,355

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$875,476	$907,083
Customer deposits at the Bank	640,323	628,072
Current operating lease liabilities	60,069	52,576
Current portion of long-term debt	58,931	32,764
Advance billings	89,087	105,207
Current income taxes	6,523	2,101
Total current liabilities	1,730,409	1,727,803
Long-term debt	2,087,101	2,172,502
Deferred taxes on income	211,477	263,131
Tax uncertainties and other income tax liabilities	19,091	23,841
Noncurrent operating lease liabilities	277,981	265,696
Other noncurrent liabilities	314,702	227,729
Total liabilities	4,640,761	4,680,702

Commitments and contingencies (See Note 15)

Stockholders' (deficit) equity:
Common stock, $1 par value (480,000 shares authorized; 270,338 and 323,338 shares issued, respectively)	270,338	323,338
Retained earnings	3,077,988	5,125,677
Accumulated other comprehensive loss	(851,245)	(835,564)
Treasury stock, at cost (93,972 and 149,307 shares, respectively)	(2,865,657)	(4,552,798)
Total stockholders’ (deficit) equity	(368,576)	60,653
Total liabilities and stockholders’ (deficit) equity	$4,272,185	$4,741,355

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(385,627)	$36,940	$(1,351)
Loss from discontinued operations, net of tax	—	—	4,858
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	160,430	163,816	162,859
Allowance for credit losses	16,687	8,937	7,808
Stock-based compensation	9,597	16,629	20,862
Amortization of debt fees	10,698	8,674	7,163
(Gain) loss on debt redemption/refinancing	(3,064)	4,993	56,209
Restructuring charges	61,585	18,715	19,003
Restructuring payments	(34,443)	(15,406)	(21,990)
Pension contributions and retiree medical payments	(33,815)	(26,769)	(27,534)
Gain on sale of businesses, including transaction costs	—	(12,205)	(10,201)
Gain on sale of assets	—	(14,372)	(1,434)
Goodwill impairment	339,184	—	—
Deferred taxes	(50,815)	3,688	(19,883)
Other, net	6,040	13,997	9,179
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	(6,027)	(29,303)	37,503
Finance receivables	(2,646)	(12,591)	20,934
Inventories	14,293	(4,942)	(8,008)
Other current assets and prepayments	30,841	2,727	(1,184)
Accounts payable and accrued liabilities	(43,110)	18,577	57,780
Current and noncurrent income taxes	6,904	(14,464)	2,971
Advance billings	(17,244)	8,342	(14,029)
Net cash from operating activities	79,468	175,983	301,515
Cash flows from investing activities:
Capital expenditures	(102,878)	(124,840)	(184,042)
Purchases of investment securities	(18,887)	(8,863)	(74,923)
Proceeds from sales/maturities of investment securities	25,390	28,724	97,358
Net investment in loan receivables	(29,754)	(53,114)	(6,288)
Proceeds from sale of business, net of cash sold	—	111,593	27,573
Proceeds from asset sales	—	50,766	1,840
Acquisitions, net of cash acquired	—	(5,139)	(14,996)
Settlement of derivative contracts	427	(27,660)	—
Other investing activities, net	2,870	4,264	—
Net cash from investing activities: continuing operations	(122,832)	(24,269)	(153,478)
Net cash from investing activities: discontinued operations	—	—	(1,773)
Net cash from investing activities	(122,832)	(24,269)	(155,251)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	266,750	—	1,195,500
Principal payments of debt	(322,886)	(124,101)	(1,445,734)
Premiums and fees to refinance debt	(10,531)	(8,535)	(50,763)
Dividends paid to stockholders	(35,215)	(34,718)	(34,800)
Customer deposits at the Bank	86,223	(3,990)	14,862
Common stock repurchases	—	(13,446)	—
Other financing activities, net	(15,607)	(13,293)	(9,436)
Net cash from financing activities	(31,266)	(198,083)	(330,371)
Effect of exchange rate changes on cash and cash equivalents	5,702	(16,130)	(4,863)
Change in cash and cash equivalents	(68,928)	(62,499)	(188,970)
Cash and cash equivalents at beginning of period	669,981	732,480	921,450
Cash and cash equivalents at end of period	$601,053	$669,981	$732,480

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total (deficit) equity
Balance at December 31, 2020	$323,338	$68,502	$5,205,421	$(839,131)	$(4,687,509)	$70,621
Net loss	—	—	(1,351)	—	—	(1,351)
Other comprehensive income	—	—	—	58,819	—	58,819
Dividends ($0.20 per share)	—	—	(34,800)	—	—	(34,800)
Issuance of common stock	—	(86,879)	—	—	85,360	(1,519)
Stock-based compensation	—	20,862	—	—	—	20,862
Balance at December 31, 2021	323,338	2,485	5,169,270	(780,312)	(4,602,149)	112,632
Net income	—	—	36,940	—	—	36,940
Other comprehensive loss	—	—	—	(55,252)	—	(55,252)
Dividends ($0.20 per share)	—	—	(34,718)	—	—	(34,718)
Issuance of common stock	—	(19,114)	(45,815)	—	62,797	(2,132)
Stock-based compensation	—	16,629	—	—	—	16,629
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at December 31, 2022	323,338	—	5,125,677	(835,564)	(4,552,798)	60,653
Net loss	—	—	(385,627)	—	—	(385,627)
Other comprehensive loss	—	—	—	(15,681)	—	(15,681)
Dividends ($0.20 per share)	—	—	(35,215)	—	—	(35,215)
Issuance of common stock	—	(9,597)	(63,877)	—	71,171	(2,303)
Stock-based compensation	—	9,597	—	—	—	9,597
Retirement of treasury stock	(53,000)	—	(1,562,970)	—	1,615,970	—
Balance at December 31, 2023	$270,338	$—	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)

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

Factors Affecting Comparability
Certain transactions and changes occurred during 2022 that impact the comparability to our 2023 financial results. These transactions and changes include:
•the sale of our Borderfree cross-border ecommerce solutions business (Borderfree) in July 2022. Accordingly, reported revenue and costs for the twelve months ended December 31, 2022 include six months of revenue and costs for Borderfree. Net income of Borderfree for these periods was not significant.
•a change in the presentation of revenue for digital delivery services effective October 1, 2022, from a gross basis to a net basis. Accordingly, in 2023, revenue and costs of revenue for certain digital delivery services are reported on a net basis as business services revenue; whereas in 2022, revenue and cost of revenue for these services through September 30 were reported as business services revenue and cost of business services, respectively. The change primarily impacts our Global Ecommerce segment.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, goodwill and intangible asset impairment review, deferred tax asset valuation allowance, income tax reserves, revenue recognition for multiple element arrangements, pension and other postretirement costs, allowance for credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents
Cash equivalents include interest-earning investments with maturities of three months or less at the date of purchase. Restricted cash included in cash and cash equivalents at December 31, 2023 and 2022 was $3 million and $1 million, respectively. Restricted cash represent cash balances which are legally or contractually restricted.

Investment Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. Purchase premiums and discounts are amortized using the effective interest method over the term of the security. Gains and losses on sales of available-for-sale securities are recorded on the trade date using the specific identification method. There were no unrealized losses due to credit losses charged to earnings in 2023, 2022, or 2021. Investment securities classified as held-to-maturity and are carried at amortized cost.
We also hold certain other investments, whereby their nature, changes in fair value are recorded through earnings on a recurring basis or upon the occurrence of an observable transaction.

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
Credit approval limits are established based on the credit quality of the client and the type of equipment financed. We cease revenue recognition for lease receivables and unsecured loan receivables that are more than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis or net realizable value.

Fixed Assets
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are 50 years for buildings, 10-20 years for building improvements, up to 3 years for internal use software development costs, 3-12 years for machinery and equipment and 3-6 years for rental equipment. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term. Major improvements that add to the productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense. Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of up to 10 years.

Deferred Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to contract costs and sales commissions on multi-year equipment sales. Costs are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Unamortized deferred costs at December 31, 2023 and December 31, 2022, included in other assets, were $39 million and $41 million, respectively. Amortization expense for these costs for the years ended December 31, 2023, 2022 and 2021 was $18 million, $22 million and $18 million, respectively.

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

Supplies
Supplies revenue includes the sale of supplies for our mailing equipment and is recognized upon delivery.

Rentals
Rentals revenue includes revenue from mailing equipment that does not meet the criteria for as a sales-type lease. We may invoice in advance for rentals according to the terms of the agreement. Advanced billings are initially deferred and recognized on a straight-line basis over the billing period. Revenue generated from financing clients for the continued use of equipment subsequent to the expiration of the original lease is recognized as rentals revenue.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Restructuring Charges
Restructuring charges may include employee severance and related separation costs and facility abandonment and other related charges. Employee severance and separation costs are recognized when a liability is incurred, which is generally upon communication to the affected employee, and the amount to be paid is both probable and can be reasonably estimated. Severance accruals are based on company policy, historical experience and negotiated settlements.

Stock-based Compensation
Compensation expense for stock-based awards is measured based on the estimated fair value of the awards expected to vest and recognized ratably over the requisite service period. We may issue restricted stock and non-qualified stock options under our stock award plans. The fair value of restricted stock is estimated based on the market price of our common stock on the grant date, less the present value of expected dividends. The fair value of non-qualified stock options is determined using the Black-Scholes valuation model. We believe that these valuation techniques and the underlying assumptions are appropriate in estimating the fair value of stock awards. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates. Stock-based compensation expense is recognized primarily in selling, general and administrative expense.

Retirement Plans
Net periodic benefit cost includes service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual results that differ from previous assumptions and changes in assumptions. The expected return on plan assets is based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized over a five-year period. Actuarial gains and losses are recognized in other comprehensive loss, net of tax, and amortized to benefit cost primarily over the life expectancy of plan participants. The funded status of pension and other postretirement benefit plans is recognized in the consolidated balance sheets.

Impairment Review
Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset is compared to the asset's carrying value. The fair value of the asset is determined using probability weighted expected cash flow estimates, derived from our long-term business plan and historical experience, quoted market prices when available and appraisals, as appropriate.
Goodwill is tested annually for impairment at the reporting unit level as of the beginning of the fourth quarter or sooner if circumstances indicate an impairment may exist. The impairment test for goodwill determines the fair value of each reporting unit and compares it to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value of the net assets assigned to the reporting unit, a goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.
During 2023, we recorded non-cash, pre-tax goodwill impairment charges in the second and fourth quarters of $119 million and $220 million, respectively. See Note 8 for further details.

Derivative Instruments
We are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures. We may also use derivatives to limit the effects of currency exchange rate fluctuations on financial results and manage the related cost of debt. We do not use derivatives for trading or speculative purposes.
Derivatives are measured at fair value and reported as assets and liabilities, as applicable. The accounting for changes in fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge. To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.
The use of derivatives exposes us to counterparty credit risk. To mitigate such risks, we only enter into agreements with financial institutions that meet stringent credit requirements. We regularly review our credit exposure and the creditworthiness of our counterparties. We have not seen a material change in the creditworthiness of our derivative counterparties.

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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the year plus the weighted-average dilutive effect of common stock equivalents.

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

Accounting Pronouncements Adopted in 2023
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our disclosures.

Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which would require enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact this standard will have on our disclosures.
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
With the modification of our revolving credit facility in December 2022, we elected to apply the practical expedient to the replacement of LIBOR reference rate and our assessment of hedge effectiveness. We may apply other expedients as additional reference rate changes occur. We continue to assess the impact of this standard on our financial statements.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Year Ended December 31, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,355,326	$617,599	$72,144	$2,045,069	$—	$2,045,069
Support services	—	—	410,734	410,734	—	410,734
Financing	—	—	—	—	271,197	271,197
Equipment sales	—	—	88,144	88,144	235,595	323,739
Supplies	—	—	147,709	147,709	—	147,709
Rentals	—	—	—	—	67,900	67,900
Subtotal	1,355,326	617,599	718,731	2,691,656	$574,692	$3,266,348

Revenue from leasing transactions and financing	—	—	574,692	574,692
Total revenue	$1,355,326	$617,599	$1,293,423	$3,266,348

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$306,414	$306,414
Products/services transferred over time	1,355,326	617,599	412,317	2,385,242
Total	$1,355,326	$617,599	$718,731	$2,691,656

	Year Ended December 31, 2022
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$1,576,348	$602,016	$71,577	$2,249,941	$—	$2,249,941
Support services	—	—	438,191	438,191	—	438,191
Financing	—	—	—	—	274,508	274,508
Equipment sales	—	—	88,022	88,022	266,938	354,960
Supplies	—	—	154,186	154,186	—	154,186
Rentals	—	—	—	—	66,256	66,256
Subtotal	1,576,348	602,016	751,976	2,930,340	$607,702	$3,538,042

Revenue from leasing transactions and financing	—	—	607,702	607,702
Total revenue	$1,576,348	$602,016	$1,359,678	$3,538,042

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$318,438	$318,438
Products/services transferred over time	1,576,348	602,016	433,538	2,611,902
Total	$1,576,348	$602,016	$751,976	$2,930,340

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

Supplies revenue includes revenue from the sale of supplies for our mailing equipment and is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Bank.

Advance Billings from Contracts with Customers

	Balance Sheet Location	December 31, 2023	December 31, 2022	Increase/ (decrease)
Advance billings, current	Advance billings	$82,124	$97,904	$(15,780)
Advance billings, noncurrent	Other noncurrent liabilities	$507	$906	$(399)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
twelve months ended December 31, 2023 includes $79 million of advance billings at the beginning of the period. Advance billings, current at both December 31, 2023 and 2022 also includes $7 million from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	2024	2025	2026-2028	Total
SendTech Solutions	$241,205	$196,422	$256,715	$694,342

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

Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, goodwill impairment charges and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and reconciliation of adjusted segment EBIT to net income or loss.

	Revenue
	Years Ended December 31,
	2023	2022	2021
Global Ecommerce	$1,355,326	$1,576,348	$1,702,580
Presort Services	617,599	602,016	573,480
SendTech Solutions	1,293,423	1,359,678	1,397,501
Total revenue	$3,266,348	$3,538,042	$3,673,561

Geographic data:
United States	$2,899,502	$3,065,211	$3,114,905
Outside United States	366,846	472,831	558,656
Total revenue	$3,266,348	$3,538,042	$3,673,561

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Adjusted Segment EBIT
	Years Ended December 31,
	2023	2022	2021
Global Ecommerce	$(133,733)	$(100,308)	$(98,673)
Presort Services	110,912	82,430	79,721
SendTech Solutions	405,347	400,909	429,415
Total adjusted segment EBIT	382,526	383,031	410,463
Reconciling items:
Interest, net	(163,726)	(141,769)	(143,945)
Unallocated corporate expenses	(210,931)	(204,251)	(207,774)
Restructuring charges	(61,585)	(18,715)	(19,003)
Goodwill impairment	(339,184)	—	—
Gain on sale of assets	—	14,372	1,434
Gain on sale of businesses, including transaction costs	—	12,205	7,619
Gain (loss) on debt redemption/refinancing	3,064	(4,993)	(56,209)
Proxy solicitation fees	(10,905)	—	—
Foreign currency loss on intercompany loans	(5,761)	—	—
Benefit (provision) for income taxes	20,875	(2,940)	10,922
(Loss) income from continuing operations	(385,627)	36,940	3,507
Loss from discontinued operations, net of tax	—	—	(4,858)
Net (loss) income	$(385,627)	$36,940	$(1,351)

	Depreciation and amortization
	Years Ended December 31,
	2023	2022	2021
Global Ecommerce	$66,664	$78,296	$79,128
Presort Services	33,642	28,039	27,243
SendTech Solutions	30,005	29,489	29,950
Total for reportable segments	130,311	135,824	136,321
Corporate	30,119	27,992	26,538
Total depreciation and amortization	$160,430	$163,816	$162,859

	Capital expenditures
	Years Ended December 31,
	2023	2022	2021
Global Ecommerce	$34,757	$51,430	$89,488
Presort Services	11,182	23,363	36,628
SendTech Solutions	38,840	33,364	26,028
Total for reportable segments	84,779	108,157	152,144
Corporate	18,099	16,683	31,898
Total capital expenditures	$102,878	$124,840	$184,042

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Assets
	December 31,
	2023	2022	2021
Global Ecommerce	$597,073	$996,297	$1,032,434
Presort Services	500,757	510,345	479,392
SendTech Solutions	2,054,889	2,023,020	2,013,361
Total for reportable segments	3,152,719	3,529,662	3,525,187
Cash and cash equivalents	601,053	669,981	732,480
Short-term investments	22,166	11,172	14,440
Long-term investments	250,240	259,977	333,052
Other corporate assets	246,007	270,563	353,712
Consolidated assets	$4,272,185	$4,741,355	$4,958,871

Identifiable long-lived assets:
United States	$703,484	$730,347	$658,070
Outside United States	13,685	13,941	14,294
Total	$717,169	$744,288	$672,364

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Earnings per Share (EPS)

The calculations of basic and diluted earnings per share are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2023	2022	2021
Numerator:
(Loss) income from continuing operations	$(385,627)	$36,940	$3,507
Loss from discontinued operations, net of tax	—	—	(4,858)
Net (loss) income attributable to common stockholders (numerator for EPS)	$(385,627)	$36,940	$(1,351)
Denominator:
Weighted-average shares used in basic EPS	175,640	173,912	173,914
Dilutive effect of common stock equivalents (1)	—	3,340	5,191
Weighted-average shares used in diluted EPS	175,640	177,252	179,105
Basic (loss) earnings per share:
Continuing operations	$(2.20)	$0.21	$0.02
Discontinued operations	—	—	(0.03)
Net (loss) income	$(2.20)	$0.21	$(0.01)
Diluted (loss) earnings per share:
Continuing operations	$(2.20)	$0.21	$0.02
Discontinued operations	—	—	(0.03)
Net (loss) income	$(2.20)	$0.21	$(0.01)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	9,421	10,234	6,514

(1) Due to the net loss from continuing operations for the year ended December 31, 2023, an additional 4.0 million of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories

Inventories consisted of the following:

	December 31,
	2023	2022
Raw materials	$21,201	$25,539
Supplies and service parts	25,522	27,573
Finished products	23,330	30,608
Total inventory, net	$70,053	$83,720

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

6. Finance Assets and Lessor Operating Leases

Finance Assets
All finance receivables are in our SendTech Solutions segment. We segregate our finance receivables into a North America portfolio and International portfolio. Finance receivables consisted of the following:

	December 31, 2023			December 31, 2022
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$987,743	$143,466	$1,131,209	$967,298	$158,167	$1,125,465
Unguaranteed residual values	38,059	7,211	45,270	38,832	8,798	47,630
Unearned income	(253,711)	(42,847)	(296,558)	(239,238)	(48,334)	(287,572)
Allowance for credit losses	(13,942)	(2,786)	(16,728)	(14,131)	(2,893)	(17,024)
Net investment in sales-type lease receivables	758,149	105,044	863,193	752,761	115,738	868,499
Loan receivables
Loan receivables	342,062	17,865	359,927	311,887	16,636	328,523
Allowance for credit losses	(6,346)	(153)	(6,499)	(4,787)	(139)	(4,926)
Net investment in loan receivables	335,716	17,712	353,428	307,100	16,497	323,597
Net investment in finance receivables	$1,093,865	$122,756	$1,216,621	$1,059,861	$132,235	$1,192,096

Maturities of finance receivables at December 31, 2023 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
2024	$367,413	$58,142	$425,555	$254,964	$17,865	$272,829
2025	277,861	40,631	318,492	35,099	—	35,099
2026	192,750	25,379	218,129	25,818	—	25,818
2027	110,336	13,623	123,959	18,114	—	18,114
2028	38,034	4,809	42,843	6,438	—	6,438
Thereafter	1,349	882	2,231	1,629	—	1,629
Total	$987,743	$143,466	$1,131,209	$342,062	$17,865	$359,927

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Allowance for Credit Losses
Activity in the allowance for credit losses on finance receivables was as follows:

	Allowance for Credit Losses
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2020	$22,917	$6,006	$6,484	$462	$35,869
Amounts charged to expense	648	(1,788)	(426)	19	(1,547)
Write-offs	(7,120)	(846)	(6,045)	(302)	(14,313)
Recoveries	3,097	173	3,245	3	6,518
Other	4	(299)	1	(15)	(309)
Balance at December 31, 2021	19,546	3,246	3,259	167	26,218
Amounts charged to expense	(2,476)	712	3,992	288	2,516
Write-offs	(6,043)	(791)	(4,903)	(295)	(12,032)
Recoveries	3,184	39	2,447	1	5,671
Other	(80)	(313)	(8)	(22)	(423)
Balance at December 31, 2022	14,131	2,893	4,787	139	21,950
Amounts charged to expense	2,096	1,178	4,847	389	8,510
Write-offs	(4,757)	(1,448)	(5,182)	(391)	(11,778)
Recoveries	2,454	181	1,893	—	4,528
Other	18	(18)	1	16	17
Balance at December 31, 2023	$13,942	$2,786	$6,346	$153	$23,227

The table below shows write-offs of gross finance receivables by year of origination.

	December 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$883	$1,680	$1,551	$1,079	$619	$393	$5,573	$11,778

Aging of Receivables
The aging of gross finance receivables was as follows:

	December 31, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$977,744	$140,857	$339,789	$17,664	$1,476,054
Past due amounts > 90 days	9,999	2,609	2,273	201	15,082
Total	$987,743	$143,466	$342,062	$17,865	$1,491,136

	December 31, 2022
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$959,203	$155,596	$308,872	$16,503	$1,440,174
Past due amounts > 90 days	8,095	2,571	3,015	133	13,814
Total	$967,298	$158,167	$311,887	$16,636	$1,453,988

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
Over 85% of our finance receivables are within our North American portfolio. We use a third party to score the majority of this portfolio on a quarterly basis using a proprietary credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The credit score is used to predict client payment behaviors and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class as of December 31, 2023 and 2022.

	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$261,583	$222,947	$155,193	$96,986	$46,635	$27,164	$264,232	$1,074,740
Medium	46,208	35,891	24,483	16,027	10,503	8,041	62,910	204,063
High	4,455	4,217	2,554	1,853	740	862	7,487	22,168
Not Scored	59,335	49,839	33,494	15,944	5,089	1,166	25,298	190,165
Total	$371,581	$312,894	$215,724	$130,810	$62,967	$37,233	$359,927	$1,491,136

	Sales Type Lease Receivables						Loan Receivables	Total
	2022	2021	2020	2019	2018	Prior
Low	$286,297	$206,511	$140,800	$95,485	$34,721	$12,674	$239,635	$1,016,123
Medium	53,419	40,669	27,013	19,668	6,751	3,441	56,048	207,009
High	6,492	3,840	3,119	1,942	750	508	6,800	23,451
Not Scored	71,435	53,831	29,957	19,232	5,889	1,021	26,040	207,405
Total	$417,643	$304,851	$200,889	$136,327	$48,111	$17,644	$328,523	$1,453,988

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Years Ended December 31,
	2023	2022	2021
Profit recognized at commencement	$120,011	$134,717	$127,469
Interest income	154,998	163,485	186,532
Total lease income from sales-type leases	$275,009	$298,202	$314,001

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

2024	$20,627
2025	19,939
2026	15,827
2027	4,573
2028	2,153
Total	$63,119

7. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2023	2022
Machinery and equipment	$669,122	$673,898
Capitalized software	569,525	516,816
Leasehold improvements	131,786	127,357
	1,370,433	1,318,071
Accumulated depreciation	(986,805)	(897,399)
Property, plant and equipment, net	$383,628	$420,672

Rental property and equipment	$76,719	$111,188
Accumulated depreciation	(53,136)	(83,701)
Rental property and equipment, net	$23,583	$27,487

Depreciation expense was $145 million, $140 million and $132 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,712	$(95,409)	$60,303	$155,715	$(80,188)	$75,527
Software & technology	3,047	(1,100)	1,947	22,000	(19,583)	2,417
Total intangible assets, net	$158,759	$(96,509)	$62,250	$177,715	$(99,771)	$77,944

Amortization expense was $16 million, $24 million and $30 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Future amortization expense for intangible assets at December 31, 2023 is as follows:

2024	$15,731
2025	15,527
2026	14,538
2027	11,481
2028	2,438
Thereafter	2,535
Total	$62,250
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill
The performance of our Global Ecommerce reporting unit, continuing changes in macroeconomic conditions and our long-term outlook for this business were triggering events that caused us to evaluate the Global Ecommerce goodwill for impairment during the second and fourth quarters. To assess Global Ecommerce goodwill for impairment, we determined the fair value of the reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third party to assist in the determination of the fair value of the reporting unit. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. The estimates and assumptions are considered Level 3 inputs under the fair value hierarchy. Our assessments indicated that the estimated fair value of the reporting unit was less than its carrying value and recorded non-cash, pre-tax goodwill impairment charges in the second and fourth quarters of 2023 of $119 million and $220 million, respectively.
The results of our annual impairment test as of the beginning of the fourth quarter for our other reporting units indicated that no impairment existed.
Changes in the carrying amount of goodwill by reporting segment are shown in the tables below.

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2022	Impairment	FX Impact	December 31, 2023
Global Ecommerce	$537,353	$(198,169)	$339,184	$(339,184)	$—	$—
Presort Services	223,763	—	223,763	—	—	223,763
SendTech Solutions	504,004	—	504,004	—	6,642	510,646
Total goodwill	$1,265,120	$(198,169)	$1,066,951	$(339,184)	$6,642	$734,409

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2021	Acquisitions/(dispositions)	FX Impact	December 31, 2022
Global Ecommerce	$593,231	$(198,169)	$395,062	$(55,878)	$—	$339,184
Presort Services	220,992	—	220,992	2,771	—	223,763
SendTech Solutions	519,049	—	519,049	—	(15,045)	504,004
Total goodwill	$1,333,272	$(198,169)	$1,135,103	$(53,107)	$(15,045)	$1,066,951

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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,366	$188,484	$—	$201,850
Equity securities	—	15,341	—	15,341
Commingled fixed income securities	1,581	5,741	—	7,322
Government and related securities	11,489	18,999	—	30,488
Corporate debt securities	—	54,330	—	54,330
Mortgage-backed / asset-backed securities	—	119,901	—	119,901
Derivatives
Interest rate swaps	—	8,425	—	8,425
Total assets	$26,436	$411,221	$—	$437,657

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities consisted of the following:

	December 31, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,048	$(7,018)	$28,030
Corporate debt securities	65,008	(10,678)	54,330
Commingled fixed income securities	1,788	(207)	1,581
Mortgage-backed / asset-backed securities	146,022	(26,121)	119,901
Total	$247,866	$(44,024)	$203,842

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$35,744	$11	$(8,210)	$27,545
Corporate debt securities	66,300	—	(13,981)	52,319
Commingled fixed income securities	1,749	—	(229)	1,520
Mortgage-backed / asset-backed securities	156,352	—	(29,470)	126,882
Total	$260,145	$11	$(51,890)	$208,266

Investment securities in a loss position were as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$28,030	$7,018	$17,063	$2,753
Corporate debt securities	51,948	10,466	48,812	13,749
Mortgage-backed / asset-backed securities	119,901	26,121	114,839	28,040
Total	$199,879	$43,605	$180,714	$44,542

Less than 12 continuous months
Government and related securities	$—	$—	$10,061	$5,457
Corporate debt securities	2,382	212	3,508	232
Commingled fixed income securities	1,581	207	1,520	229
Mortgage-backed / asset-backed securities	—	—	12,042	1,430
Total	$3,963	$419	$27,131	$7,348
At December 31, 2023, all securities in the investment portfolio were in a loss position. However, no impairment loss has been recognized as we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
At December 31, 2023, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,594	$2,382
After 1 year through 5 years	15,103	14,029
After 5 years through 10 years	70,702	60,099
After 10 years	159,467	127,332
Total	$247,866	$203,842
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.

Held-to-Maturity Securities
Held-to-maturity securities at December 31, 2023 and 2022 totaled $265 million and $22 million, respectively. Held-to-maturity securities include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years.

Derivative Instruments
Foreign Exchange Contracts
We may enter into foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges. There were no outstanding contracts associated with these anticipated transactions at December 31, 2023. At December 31, 2022, outstanding contracts associated with these anticipated transactions had a notional value of $1 million.

Interest Rate Swaps
We enter into interest rate swaps to manage the cost of our variable rate debt. At December 31, 2023, we had outstanding interest rate swaps that effectively convert $200 million of our variable rate debt to fixed rates. These swaps are designated as cash flow hedges. The fair value of the interest rate swaps is recorded as a derivative asset or liability at the end of each reporting period with the change in fair value reflected in AOCL.

The fair value of our derivative instruments was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$—	$15
	Accounts payable and accrued liabilities	—	(23)
Interest rate swaps	Other current assets and prepayments	8,425	—
	Other assets	—	15,283

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	—	464
	Accounts payable and accrued liabilities	—	(1,449)

	Total derivative assets	8,425	15,762
	Total derivative liabilities	—	(1,472)
	Total net derivative asset	$8,425	$14,290

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following represents the results of cash flow hedging relationships:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2023	2022		2023	2022
Foreign exchange contracts	$(25)	$159	Cost of sales	$(33)	$178
Interest rate swaps	(6,858)	12,180	Interest expense	9,708	549
	$(6,883)	$12,339		$9,675	$727

Non-designated derivative instruments
We have a number of short-term interest-bearing intercompany loans denominated in a foreign currency. The revaluation of these intercompany loans is recorded in earnings. Historically, we entered into foreign exchange contracts to minimize the impact on earnings from the revaluation of these intercompany loans. In the fourth quarter of 2023, management decided to no longer use foreign exchange contracts to hedge the revaluation of these intercompany loans.

The following represents the mark-to-market adjustment on our non-designated derivative instruments:

		Years Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2023	2022
Foreign exchange contracts	Selling, general and administrative expense	$3,551	$(28,228)

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, loans receivable, held-to-maturity investment securities and accounts payable approximate fair value. The fair value of available-for-sale investment securities and derivative instruments are presented above. The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt was as follows:

	December 31,
	2023	2022
Carrying value	$2,146,032	$2,205,266
Fair value	$1,893,620	$1,856,878

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
10. Supplemental Financial Statement Information
Selected balance sheet information is as follows:

	December 31,
	2023	2022
Other assets:
Long-term investments	$250,240	$259,977
Other	102,120	120,442
Total	$352,360	$380,419

Accounts payable and accrued liabilities:
Accounts payable	$282,425	$315,351
Customer deposits	213,315	209,662
Employee related liabilities	240,159	216,273
Other	139,577	165,797
Total	$875,476	$907,083

Other noncurrent liabilities:
Pension liabilities	$98,784	$74,681
Postretirement medical benefits	83,222	87,745
Customer deposits	83,995	10,757
Other	48,701	54,546
Total	$314,702	$227,729
Activity in the allowance for credit losses on accounts receivable is presented below.

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$5,864	$29,179	$35,344
Amounts charged to expense	8,177	6,421	9,355
Write-offs, recoveries and other	(7,902)	(29,736)	(15,520)
Balance at end of period	$6,139	$5,864	$29,179

Accounts and other receivables	$6,139	$5,344	$11,168
Other assets	—	520	18,011
Total	$6,139	$5,864	$29,179

Acquisitions/Divestitures
In 2022, we sold Borderfree for proceeds of $95 million, net of cash transferred, and received additional proceeds of $7 million related to the 2021 sale of Tacit, a U.K. based software consultancy business. In 2021, we received net proceeds of $28 million from the sale of Tacit and acquired CrescoData for $15 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Other (income) expense consisted of the following:

	Years Ended December 31,
	2023	2022	2021
(Gain) loss on redemption/refinancing of debt	$(3,064)	$4,993	$56,209
Insurance proceeds	—	—	(3,000)
Gain on sale of assets	—	(14,372)	(1,434)
Gain on sale of businesses, including transaction costs	—	(12,239)	(10,201)
Other (income) expense	$(3,064)	$(21,618)	$41,574
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2023	2022	2021
Purchases of property and equipment in accounts payable	$4,764	$5,213	$5,305
Cash interest paid	$164,046	$134,247	$124,084
Cash income tax payments, net of refunds	$22,626	$14,553	$4,337

Other, net within cash flows from operating activities includes $14 million and $11 million of losses from the disposal of fixed assets for the years ended December 31, 2023 and 2022, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
11. Restructuring Charges
In May 2023, we approved a worldwide restructuring plan (the 2023 Plan) designed to improve profitability and cash flow. This will be achieved through the elimination of 850-950 positions worldwide in part through further centralization and standardization of processes, including the expansion of our shared services activities, increased automation, and the consolidation or closure of select facilities in North America. Total charges are expected to be $60 million-$70 million and we expect to substantially complete these actions by the end of the first half of 2024.
Activity in our restructuring reserves was as follows:

	2023 Plan	Prior Plan	Total
Balance at December 31, 2021	$—	$5,747	$5,747
Amounts charged to expense	—	18,715	18,715
Cash payments	—	(15,406)	(15,406)
Noncash activity	—	(1,409)	(1,409)
Balance at December 31, 2022	—	7,647	7,647
Amounts charged to expense	57,986	3,599	61,585
Cash payments	(23,197)	(11,246)	(34,443)
Noncash activity	(8,661)	—	(8,661)
Balance at December 31, 2023	$26,128	$—	$26,128

Components of restructuring expense were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	2023 Plan	Prior Plan	Total	Prior Plan
Severance	$49,325	$3,057	$52,382	$14,750
Facilities and other	8,661	542	9,203	3,965
Total	$57,986	$3,599	$61,585	$18,715

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
12. Debt

		December 31,
	Interest rate	2023	2022
Notes due March 2024	4.625%	—	236,749
Term loan due March 2026	SOFR + 2.25%	285,500	351,500
Notes due March 2027	6.875%	380,000	396,750
Notes due March 2028	SOFR + 6.9%	274,313	—
Term loan due March 2028	SOFR + 4.0%	437,625	442,125
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		1,181	2,446
Principal amount		2,189,460	2,240,411
Less: unamortized costs, net		43,428	35,145
Total debt		2,146,032	2,205,266
Less: current portion long-term debt		58,931	32,764
Long-term debt		$2,087,101	$2,172,502
During 2023, we issued an aggregate $275 million of senior secured notes that mature in March 2028 (the March 2028 Notes). The March 2028 Notes bear interest of SOFR plus 6.9%, payable quarterly and were issued with original issue discount of 3%. The net proceeds were used to redeem the March 2024 notes and repay $30 million of the term loan due March 2026. We also repurchased an aggregate $39 million of the March 2024 notes and March 2027 notes at a gain of $3 million and made scheduled term loan principal repayments of $42 million. At December 31, 2023, the interest rate on the term loan due 2026 was 7.7%, the interest rate on the term loan due 2028 was 9.5% and the interest rate on the March 2028 notes was 12.2%.
The credit agreement that governs our $500 million secured revolving credit facility and the term loan due March 2026 contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the credit agreement. The maximum leverage ratio decreases from 4.25x to 4.0x as of June 30, 2024 and the minimum interest coverage ratio increases from 1.75x to 2.0x as of March 31, 2025. At December 31, 2023, we were in compliance with these financial covenants. Additionally, management expects that we will remain in compliance with these financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At December 31, 2023, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.
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
The PB Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank (FHLB) of Des Moines and has access to certain credit products as a funding source known as "advances." As of December 31, 2023, there were no outstanding advances.
Annual maturities of outstanding principal at December 31, 2023 are as follows:

2024	$58,931
2025	53,250
2026	196,250
2027	387,250
2028	682,938
Thereafter	810,841
Total	$2,189,460

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
13. Retirement Plans and Postretirement Medical Benefits

Retirement Plans
We provide retirement benefits to eligible employees in the U.S. and outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our defined benefit plans have been frozen. The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2023	2022	2023	2022
Accumulated benefit obligation	$1,205,108	$1,205,135	$488,531	$447,401

Projected benefit obligation
Benefit obligation - beginning of year	$1,205,183	$1,609,508	$451,337	$770,468
Service cost	44	55	766	1,214
Interest cost	63,533	44,348	21,238	13,568
Net actuarial loss (gain)	36,882	(349,261)	22,984	(242,488)
Foreign currency changes	—	—	19,854	(68,519)
Settlements	(2,892)	(1,574)	(213)	—
Benefits paid	(97,610)	(97,893)	(23,199)	(22,906)
Benefit obligation - end of year	$1,205,140	$1,205,183	$492,767	$451,337

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,161,361	$1,549,157	$438,403	$737,443
Actual return on plan assets	86,044	(293,968)	17,057	(218,325)
Company contributions	6,587	5,639	16,034	8,731
Settlements	(2,892)	(1,574)	(213)	—
Foreign currency changes	—	—	18,605	(66,540)
Benefits paid	(97,610)	(97,893)	(23,199)	(22,906)
Fair value of plan assets - end of year	$1,153,490	$1,161,361	$466,687	$438,403

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$—	$—	$27,805	$26,570
Current liability	(5,057)	(7,294)	(1,694)	(1,351)
Noncurrent liability	(46,593)	(36,528)	(52,191)	(38,153)
Funded status	$(51,650)	$(43,822)	$(26,080)	$(12,934)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets:

	United States		Foreign
	2023	2022	2023	2022
Projected benefit obligation	$1,205,141	$1,205,183	$396,690	$38,238
Accumulated benefit obligation	$1,205,108	$1,205,135	$392,586	$37,972
Fair value of plan assets	$1,153,490	$1,161,361	$342,805	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2023	2022	2023	2022
Net actuarial loss	$717,530	$698,815	$331,536	$297,753
Prior service (credit) cost	(85)	(105)	7,266	7,552
Transition asset	—	—	(7)	(7)
Total	$717,445	$698,710	$338,795	$305,298

The components of net periodic benefit (income) cost for defined benefit pension plans were as follows:

	United States			Foreign
	2023	2022	2021	2023	2022	2021
Service cost	$44	$55	$102	$766	$1,214	$1,528
Interest cost	63,533	44,348	42,434	21,238	13,568	11,811
Expected return on plan assets	(86,008)	(71,080)	(77,119)	(29,899)	(26,770)	(31,869)
Amortization of prior service (credit) cost	(20)	(44)	(60)	286	252	268
Amortization of net actuarial loss	17,362	33,164	38,233	2,068	6,767	9,350
Settlements	771	394	551	(25)	—	—
Net periodic benefit (income) cost	$(4,318)	$6,837	$4,141	$(5,566)	$(4,969)	$(8,912)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2023	2022	2023	2022
Net actuarial loss	$36,846	$15,788	$35,826	$2,607
Amortization of net actuarial loss	(17,362)	(33,164)	(2,068)	(6,767)
Amortization of prior service credit (cost)	20	44	(286)	(252)
Settlements	(771)	(394)	25	—
Total recognized in other comprehensive income	$18,733	$(17,726)	$33,497	$(4,412)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Weighted-average actuarial assumptions used to determine year end benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2023			2022			2021
United States
Used to determine benefit obligations
Discount rate	5.15%			5.55%			2.85%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	5.55%			2.85%			2.54%
Expected return on plan assets	6.50%			5.10%			5.60%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	1.95%	-	4.60%	1.95%	-	5.10%	0.85%	-	2.85%
Rate of compensation increase	2.00%	-	3.50%	2.00%	-	3.00%	1.50%	-	3.65%

Used to determine net periodic benefit cost
Discount rate	1.95%	-	5.10%	0.85%	-	2.85%	0.70%	-	2.40%
Expected return on plan assets	2.75%	-	5.26%	3.75%	-	5.75%	3.50%	-	5.75%
Rate of compensation increase	2.00%	-	3.60%	1.50%	-	2.50%	1.50%	-	2.50%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
U.S. Pension Plans
Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2024	2023	2022
Asset category
Equities	16%	15%	15%
Multi-asset credit	2%	2%	2%
Fixed income	76%	76%	74%
Real estate	5%	6%	8%
Private equity	1%	1%	1%
Total	100%	100%	100%

Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Target and actual asset allocations for the U.K. Plan, which comprises 74% of the total foreign pension plan assets, were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2024	2023	2022
Asset category
Global equities	10%	8%	8%
Fixed income	70%	69%	70%
Multi-asset credit	10%	8%	—%
Real estate	10%	13%	13%
Diversified growth	—%	—%	8%
Cash	—%	2%	1%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets, by level within the fair value hierarchy. The plan asset categories presented in the following tables are subsets of the broader asset allocation categories.

United States Pension Plans

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$13,842	$—	$13,842
Equity securities	—	102,795	—	102,795
Commingled fixed income securities	—	220,041	—	220,041
Government and related securities	170,540	28,518	—	199,058
Corporate debt securities	—	545,615	—	545,615
Mortgage-backed /asset-backed securities	—	49,300	—	49,300
Real estate	—	—	67,256	67,256
Securities lending collateral	—	104,630	—	104,630
Total plan assets at fair value	$170,540	$1,064,741	$67,256	$1,302,537
Securities lending payable				(104,630)
Investments valued at NAV				5,615
Cash				1,240
Other				(51,272)
Fair value of plan assets				$1,153,490

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,623	$—	$10,623
Equity securities	—	137,505	—	137,505
Commingled fixed income securities	—	220,281	—	220,281
Government and related securities	114,084	21,479	—	135,563
Corporate debt securities	—	527,407	—	527,407
Mortgage-backed /asset-backed securities	—	26,450	—	26,450
Real estate	—	—	91,500	91,500
Securities lending collateral	—	113,802	—	113,802
Total plan assets at fair value	$114,084	$1,057,547	$91,500	$1,263,131
Securities lending payable				(113,802)
Investments valued at NAV				10,416
Cash				3,525
Other				(1,909)
Fair value of plan assets				$1,161,361

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Foreign Plans

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$5,997	$—	$5,997
Equity securities	—	44,088	—	44,088
Commingled fixed income securities	—	295,105	—	295,105
Government and related securities	—	38,028	—	38,028
Corporate debt securities	—	28,389	—	28,389
Real estate	—	4,869	43,205	48,074
Diversified growth funds	—	—	—	—
Total plan assets at fair value	$—	$416,476	$43,205	$459,681
Cash				6,501
Other				505
Fair value of plan assets				$466,687

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$8,338	$—	$8,338
Equity securities	—	42,717	—	42,717
Commingled fixed income securities	—	247,337	—	247,337
Government and related securities	—	35,887	—	35,887
Corporate debt securities	—	26,336	—	26,336
Real estate	—	4,446	42,980	47,426
Diversified growth funds	—	—	24,394	24,394
Total plan assets at fair value	$—	$365,061	$67,374	$432,435
Cash				5,485
Other				483
Fair value of plan assets				$438,403

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
•Equity Securities: Equity securities are comprised of mutual funds and collective trust funds investing in U.S. and foreign stocks. These mutual funds are classified as Level 2.
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
•Government and Related Securities: Debt securities are classified as Level 1 where active, high-volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Debt securities are classified as Level 2 where fair value is determined using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.

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

Investments Valued at Net Asset Value
Represents investments in private equity limited partnerships that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient and are not categorized in the fair value hierarchy. There is no active market for these investments and the pension plan receives a proportionate share of the gains, losses and expenses in accordance with the partnership agreements. There was a remaining unfunded commitment of $6 million at both December 31, 2023 and 2022. These investments comprise approximately 1% of total U.S. Pension Fund assets at both December 31, 2023 and 2022.

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets:

	U.S. Plans	Foreign Plans
	Real estate	Real estate	Diversified Growth Funds
Balance at December 31, 2021	$77,494	$52,491	$52,169
Realized gains	1,058	—	—
Unrealized gains (losses)	12,666	(6,741)	(5,933)
Net purchases, sales and settlements	282	1,729	(16,474)
Foreign currency and other	—	(4,499)	(5,368)
Balance at December 31, 2022	91,500	42,980	24,394
Realized gains	4,505	—	—
Unrealized losses	(18,386)	(3,951)	(3,133)
Net purchases, sales and settlements	(10,363)	2,014	(22,396)
Foreign currency and other	—	2,162	1,135
Balance at December 31, 2023	$67,256	$43,205	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Postretirement Medical Benefits
We provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. The benefit obligation and funded status for postretirement medical benefit plans are as follows:

	2023	2022
Benefit obligation
Benefit obligation - beginning of year	$99,275	$139,516
Service cost	367	731
Interest cost	5,031	3,679
Net actuarial gain	(206)	(31,512)
Foreign currency changes	214	(740)
Benefits paid, net	(11,194)	(12,399)
Benefit obligation - end of year (1)	$93,487	$99,275

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	11,194	12,399
Benefits paid, net	(11,194)	(12,399)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(10,265)	$(11,530)
Noncurrent liability	(83,222)	(87,745)
Funded status	$(93,487)	$(99,275)
(1)    Includes a benefit obligation for the U.S. postretirement plan of $84 million and $90 million at December 31, 2023 and 2022, respectively.

Pretax amounts recognized in AOCL consist of:

	2023	2022
Net actuarial gain	$(14,360)	$(16,405)

The components of net periodic benefit cost for postretirement medical benefit plans were as follows:

	2023	2022	2021
Service cost	$367	$731	$909
Interest cost	5,031	3,679	3,755
Amortization of prior service cost	—	—	129
Amortization of net actuarial loss	(2,249)	68	4,090
Net periodic benefit cost	$3,149	$4,478	$8,883

Other changes in benefit obligation for postretirement medical benefit plans recognized in other comprehensive income were as follows:

	2023	2022
Net actuarial gain	$(206)	$(31,512)
Amortization of net actuarial loss	2,249	(68)
Total recognized in other comprehensive income	$2,043	$(31,580)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2023	2022	2021
Discount rate used to determine benefit obligation
U.S.	5.20%	5.60%	2.80%
Canada	4.60%	5.15%	2.90%

Discount rate used to determine net period benefit cost
U.S.	5.60%	2.80%	2.35%
Canada	5.15%	2.90%	2.50%

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
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.75% for 2023 and 6.5% for 2022. The assumed health care trend rate is 6.25% for 2024 and will gradually decline to 5.0% by the year 2028 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Postretirement Medical Benefits
2024	$123,016	$10,514
2025	123,566	10,065
2026	121,323	9,626
2027	120,468	9,130
2028	120,025	8,654
Thereafter	576,290	36,181
	$1,184,688	$84,170

During 2024, we do not anticipate making contributions to our U.S. pension plans and contributing approximately $6 million to our foreign pension plans.

Savings Plans
We offer a voluntary defined contribution 401(k) plan to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless of if they participate in the plan, and an additional contribution to participating employees based on their eligible pay. Total employer contributions to the 401(k) plan were $28 million in both 2023 and 2022.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Income Taxes

(Loss) income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021
U.S.	$(472,848)	$(39,294)	$(85,258)
International	66,346	79,174	77,843
Total	$(406,502)	$39,880	$(7,415)

The (benefit) provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2023	2022	2021
U.S. Federal:
Current	$13,722	$223	$(7,419)
Deferred	(44,504)	(12,284)	(13,825)
	(30,782)	(12,061)	(21,244)
U.S. State and Local:
Current	5,641	(9,716)	5,401
Deferred	(12,189)	7,137	(5,827)
	(6,548)	(2,579)	(426)
International:
Current	10,577	8,745	10,979
Deferred	5,878	8,835	(231)
	16,455	17,580	10,748

Total current	29,940	(748)	8,961
Total deferred	(50,815)	3,688	(19,883)
Total (benefit) provision for income taxes	$(20,875)	$2,940	$(10,922)

Effective tax rate	5.1%	7.4%	147.3%
The effective tax rate for 2023 includes a benefit of $3 million on the aggregate $339 million goodwill impairment charge as the majority of this charge is nondeductible.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2023	2022	2021
Federal statutory provision	$(85,366)	$8,375	$(1,558)
State and local income taxes (1)	(5,173)	(1,612)	(336)
Impact of foreign operations taxed at rates other than the U.S. statutory rate (2)	2,646	3,349	(2,220)
Accrual/release of uncertain tax amounts related to foreign operations	(2,829)	(2,753)	(7,288)
U.S. tax impacts of foreign income in the U.S. (3)	1,099	1,089	4,441
CARES Act carryback benefit	—	—	(2,270)
Tax credits	(1,683)	(850)	(500)
Unrealized stock compensation benefits	574	572	(505)
Goodwill impairment	68,557	—	—
Borderfree tax basis differences	—	(5,610)	—
Other, net (4)	1,300	380	(686)
(Benefit) provision for income taxes	$(20,875)	$2,940	$(10,922)
(1)    Includes a benefit of $1 million related to tax resolutions and a benefit of $1 million for tax return true-ups for the year ended December 31, 2022.
(2)    Includes a charge of $2 million for a deferred rate change and a charge of $1 million for the establishment of a valuation allowance for the year ended December 31, 2022 and a benefit of $5 million for a deferred rate change for the year ended December 31, 2021.
(3)    Includes a benefit of $1 million for the year ended December 31, 2022 associated with the sale of a business.
(4)     Includes a $1 million charge associated with nondeductible officer compensation for the year ended December 31, 2023 and a $3 million benefit from an affiliate reorganization and a charge of $3 million related to the sale of a business for the year ended December 31, 2021.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Deferred tax liabilities and assets consisted of the following:

	December 31,
	2023	2022
Deferred tax liabilities:
Depreciation	$(16,585)	$(51,717)
Deferred profit (for tax purposes) on sale to finance subsidiary	(43,057)	(26,765)
Lease revenue and related depreciation	(205,773)	(216,282)
Intangible assets	(60,420)	(65,916)
Operating lease liability	(76,910)	(73,403)
Basis adjustment in subsidiary	(51,548)	—
Other	(19,690)	(27,366)
Gross deferred tax liabilities	(473,983)	(461,449)

Deferred tax assets:
Postretirement medical benefits	23,472	24,892
Pension	15,042	9,640
Operating lease asset	83,696	78,765
Long-term incentives	11,814	12,946
Net operating and capital losses	182,482	130,640
Tax credit carry forwards	65,095	66,256
Section 163j carryforward	47,802	23,917
Tax uncertainties gross-up	4,904	4,982
Other	48,537	50,345
Gross deferred tax assets	482,844	402,383
Less: Valuation allowance	(159,342)	(157,450)
Net deferred tax assets	323,502	244,933
Total deferred taxes, net	$(150,481)	$(216,516)
The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that will more-likely-than-not expire unutilized.

We have a federal net operating loss carryforward of $3 million as of December 31, 2023, that have a 20 year carryforward period. We have net operating loss carryforwards in international jurisdictions of $390 million as of December 31, 2023, of which $138 million can be carried forward indefinitely and the remainder expire over the next 20 years. We also have net operating loss carryforwards in most states totaling $969 million that will expire over the next 20 years. In addition, we have tax credit carryforwards of $65 million, of which $52 million can be carried forward indefinitely and the remainder expire over the next 10 years.

As of December 31, 2023, we assert that we are permanently reinvested in our pre-1987 and post-2017 undistributed earnings of $365 million as well as all other outside basis differences. While a determination of the full liability that would be incurred if these earnings were repatriated is not practicable, we have estimated the withholding taxes would be approximately $3 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at beginning of year	$33,300	$45,072	$50,064
Increases from prior period positions	343	6	3,016
Decreases from prior period positions	(524)	(6,830)	(4,247)
Increases from current period positions	400	340	492
Decreases relating to settlements with tax authorities	(350)	(1,966)	(1,270)
Reductions from lapse of applicable statute of limitations	(2,937)	(3,322)	(2,983)
Balance at end of year	$30,232	$33,300	$45,072
The amount of the unrecognized tax benefits at December 31, 2023, 2022 and 2021 that would affect the effective tax rate if recognized was $26 million, $29 million and $39 million, respectively.
On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 15% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Amounts included in our provision for income taxes related to interest and penalties on uncertain tax positions for each of the years ended December 31, 2023, 2022 and 2021 were not significant. We had approximately $4 million and $3 million accrued for the payment of interest and penalties at December 31, 2023 and 2022, respectively.

Other Tax Matters
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2020 are closed to audit, except for review of the Tax Cuts and Jobs Act (TCJA) Sec 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2017. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2018 except for a specific issue under current exam, and France, Germany and the U.K. are closed through 2019, 2016, and 2021 respectively. We also have other less significant tax filings currently subject to examination.
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

15. Commitments and Contingencies

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

Leases	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease assets	$309,958	$296,129
Finance	Property, plant and equipment, net	51,049	54,063
Total leased assets		$361,007	$350,192

Liabilities
Operating	Current operating lease liabilities	$60,069	$52,576
	Noncurrent operating lease liabilities	277,981	265,696
Finance	Accounts payable and accrued liabilities	13,005	11,690
	Other noncurrent liabilities	40,530	43,858
Total lease liabilities		$391,585	$373,820

	Years Ended December 31,
Lease Cost	2023	2022	2021
Operating lease expense	$87,876	$67,041	$62,269
Finance lease expense
Amortization of leased assets	13,043	12,321	9,191
Interest on lease liabilities	3,407	3,323	2,826
Variable lease expense	28,018	26,870	33,924
Sublease income	(466)	(1,086)	(1,761)
Total expense	$131,878	$108,469	$106,449
Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
2024	$88,000	$16,341	$104,341
2025	82,817	14,634	97,451
2026	72,006	12,516	84,522
2027	62,721	10,376	73,097
2028	53,899	7,008	60,907
Thereafter	71,379	2,005	73,384
Total	430,822	62,880	493,702
Less: present value discount	92,772	9,345	102,117
Lease liability	$338,050	$53,535	$391,585
Future lease payments exclude $17 million of payments for leases signed but not yet commenced at December 31, 2023.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	5.6 years	6.4 years
Finance leases	4.4 years	5.1 years
Weighted-average discount rate
Operating leases	9.5%	8.2%
Finance leases	7.7%	6.2%

	Years Ended December 31,
Cash Flow Information	2023	2022	2021
Operating cash outflows - operating leases	$84,024	$65,012	$59,748
Operating cash outflows - finance leases	$3,407	$3,323	$2,826
Financing cash outflows - finance leases	$12,154	$11,091	$7,707

Leased assets obtained in exchange for new lease obligations
Operating leases	$74,778	$135,359	$48,662
Finance leases	$9,158	$20,927	$30,840

17. Stockholders' Equity
Retirement of Treasury Stock
In December 2023, we retired 53 million shares of treasury stock and returned these shares to the status of unissued shares of common stock.
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2020	171,975,188	151,362,724
Issuance of treasury stock	2,756,207	(2,756,207)
Balance at December 31, 2021	174,731,395	148,606,517
Repurchases of common stock	(2,750,000)	2,750,000
Issuance of treasury stock	2,049,192	(2,049,192)
Balance at December 31, 2022	174,030,587	149,307,325
Retirement of treasury stock	—	(53,000,000)
Issuance of treasury stock	2,335,246	(2,335,246)
Balance at December 31, 2023	176,365,833	93,972,079

At December 31, 2023, 31,471,987 shares were reserved for issuance under our stock plans and dividend reinvestment program.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
18. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss were as follows:

	Gain (Loss) Reclassified from AOCL (a)
	Years Ended December 31,
	2023	2022	2021
Cash flow hedges
Revenue	$—	$—	$289
Cost of sales	(33)	178	(117)
Interest expense	9,708	549	(366)
Total before tax	9,675	727	(194)
Tax provision (benefit)	2,419	181	(49)
Net of tax	$7,256	$546	$(145)

Available for sale securities
Financing revenue	$(11)	$(9)	$(6)
Selling, general and administrative expense	—	—	(7)
Total before tax	(11)	(9)	(13)
Tax benefit	(3)	(2)	(2)
Net of tax	$(8)	$(7)	$(11)

Pension and Postretirement Benefit Plans (b)
Prior service costs	$(266)	$(208)	$(337)
Actuarial losses	(17,181)	(39,999)	(51,673)
Settlement	(746)	(394)	(551)
Total before tax	(18,193)	(40,601)	(52,561)
Tax benefit	(4,461)	(9,315)	(12,755)
Net of tax	$(13,732)	$(31,286)	$(39,806)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income.
(b)     Reclassified from accumulated other comprehensive loss to other components of net pension and postretirement cost. These amounts are included in net periodic costs for defined benefit pension plans and postretirement medical benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at December 31, 2020	$(1,411)	$402	$(851,063)	$12,941	$(839,131)
Other comprehensive income (loss) before reclassifications	5,069	(6,662)	54,618	(34,168)	18,857
Amounts reclassified from accumulated other comprehensive loss	145	11	39,806	—	39,962
Net other comprehensive income (loss)	5,214	(6,651)	94,424	(34,168)	58,819
Balance at December 31, 2021	3,803	(6,249)	(756,639)	(21,227)	(780,312)
Other comprehensive income (loss) before reclassifications	9,246	(33,198)	9,297	(71,344)	(85,999)
Amounts reclassified from accumulated other comprehensive loss	(546)	7	31,286	—	30,747
Net other comprehensive income (loss)	8,700	(33,191)	40,583	(71,344)	(55,252)
Balance at December 31, 2022	12,503	(39,440)	(716,056)	(92,571)	(835,564)
Other comprehensive (loss) income before reclassifications	1,715	5,969	(55,128)	25,279	(22,165)
Amounts reclassified from accumulated other comprehensive loss	(7,256)	8	13,732	—	6,484
Net other comprehensive (loss) income	(5,541)	5,977	(41,396)	25,279	(15,681)
Balance at December 31, 2023	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)

19. Stock-Based Compensation Plans

We may grant restricted stock units, non-qualified stock options and other stock awards to eligible employees. All stock-based awards are approved by the Executive Compensation Committee of the Board of Directors. We settle stock awards with treasury shares. At December 31, 2023, there were 15,950,013 shares available for future grants.

Restricted Stock Units
Restricted stock units (RSUs) typically vest ratably over a three-year service period and entitle the holder to shares of common stock as the units vest. We may also grant RSUs to certain employees where vesting is contingent upon the achievement of certain performance targets. RSUs granted in 2023 included 1,513,928 awards subject to a performance target. The following table summarizes information about RSUs:

	2023		2022
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	7,197,755	$6.09	5,738,293	$6.95
Granted	2,068,825	4.19	5,280,429	4.82
Vested	(2,819,824)	5.53	(2,221,027)	6.10
Forfeited	(921,563)	5.63	(1,599,940)	4.69
Outstanding - end of the year	5,525,193	$5.74	7,197,755	$6.09
The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2023, there was $4 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.2 years. The intrinsic value of RSUs outstanding at December 31, 2023 was $24 million. The fair value of RSUs vested during 2023, 2022 and 2021 was $12 million, $11 million and $22 million, respectively. During 2021, we granted 2,100,126 RSUs at a weighted average fair value of $8.36.

In 2023 and 2022, RSUs granted include 222,833 and 158,416, respectively, to non-employee directors. These RSUs vest one year from the grant date.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Performance Stock Units
Performance stock units (PSUs) are stock awards where the number of shares ultimately awarded is based upon the attainment of certain performance targets and total shareholder return relative to peer companies. PSUs vest at the end of a three-year service period. Awards outstanding at December 31, 2023 represent awards that have been deferred and will be issued at a later date.

	2023		2022
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	811,620	$9.57	1,009,091	$6.60
Vested	—	—	(197,471)	6.73
Outstanding - end of the year	811,620	$9.57	811,620	$9.57

Stock Options
Stock options are granted at an exercise price equal to or greater than the market price of our common stock on the grant date. Options vest ratably over three years and expire ten years from the grant date. We did not grant any options in 2023 or 2022; accordingly, at December 31, 2023, unrecognized compensation cost was not significant. The intrinsic value of options outstanding and exercisable at December 31, 2023 was not significant.

The following table summarizes information about stock option activity:

	2023		2022
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	10,027,048	$9.91	11,120,069	$10.65
Canceled	(435,403)	7.91	(93,021)	8.09
Expired	(440,000)	20.27	(1,000,000)	18.29
Options outstanding - end of the year	9,151,645	$9.50	10,027,048	$9.91
Options exercisable - end of the year	9,057,268	$9.52	8,912,286	$10.42

During 2021, 777,429 stock options were exercised at a weighted average fair value of $6.11.

The following table provides additional information about stock options outstanding and exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$3.98 - $6.60	4,250,995	$5.05	5.5 years	4,250,995	$5.05	5.5 years
$8.55 - $8.76	744,908	$8.63	6.7 years	650,531	$8.63	6.7 years
$12.64 - $21.54	4,155,742	$14.21	3.0 years	4,155,742	$14.21	3.0 years
	9,151,645	$9.50	4.5 years	9,057,268	$9.52	4.5 years

The following table lists the weighted average assumptions used to calculate the fair value of stock options granted in 2021:

Expected dividend yield	2.4%
Expected stock price volatility	70.0%
Risk-free interest rate	1.1%
Expected life	7 years
Weighted-average fair value per option granted	$4.53
Fair value of options granted	$3,342

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Employee Stock Purchase Plan (ESPP)
We maintain a non-compensatory ESPP that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 371,982 shares and 381,229 shares in 2023 and 2022, respectively. We have reserved 1,065,516 common shares for future purchase under the ESPP.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Valuation allowance for deferred tax asset
2023	$157,450	$9,826	$(7,934)	$159,342
2022	$121,778	$44,188	$(8,516)	$157,450
2021	$116,543	$7,490	$(2,255)	$121,778