Form 10-Q
period 2024-03-31
PITNEY BOWES INC /DE/
filed 2024-05-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2024, 178,875,218 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Business services	$535,597	$523,491
Support services	96,333	105,284
Financing	67,663	67,049
Equipment sales	77,403	82,610
Supplies	36,721	38,835
Rentals	16,792	17,269
Total revenue	830,509	834,538
Costs and expenses:
Cost of business services	446,367	446,317
Cost of support services	33,055	36,840
Financing interest expense	16,603	14,536
Cost of equipment sales	52,559	57,171
Cost of supplies	10,195	11,225
Cost of rentals	4,684	5,428
Selling, general and administrative	216,197	242,120
Research and development	9,481	10,493
Restructuring charges	4,315	3,599
Interest expense, net	27,766	22,342
Other components of net pension and postretirement income	(387)	(1,710)
Other income	—	(2,836)
Total costs and expenses	820,835	845,525
Income (loss) before taxes	9,674	(10,987)
Provision (benefit) for income taxes	12,559	(3,250)
Net loss	$(2,885)	$(7,737)

Basic net loss per share	$(0.02)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.04)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,885)	$(7,737)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(496) and $174, respectively	(15,399)	10,887
Net unrealized loss on cash flow hedges, net of tax of $(414) and $(687), respectively	(1,241)	(2,062)
Net unrealized (loss) gain on investment securities, net of tax of $(303) and $1,028, respectively	(967)	3,272
Amortization of pension and postretirement costs, net of tax of $1,628 and $1,142, respectively	5,041	3,489
Other comprehensive (loss) income, net of tax	(12,566)	15,586
Comprehensive (loss) income	$(15,451)	$7,849

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$516,092	$601,053
Short-term investments (includes $1,858 and $2,382, respectively, reported at fair value)	21,859	22,166
Accounts and other receivables (net of allowance of $8,948 and $6,139, respectively)	307,201	342,236
Short-term finance receivables (net of allowance of $13,536 and $14,347, respectively)	547,235	563,536
Inventories	78,683	70,053
Current income taxes	987	564
Other current assets and prepayments	110,041	92,309
Total current assets	1,582,098	1,691,917
Property, plant and equipment, net	370,110	383,628
Rental property and equipment, net	22,580	23,583
Long-term finance receivables (net of allowance of $8,432 and $8,880 respectively)	638,380	653,085
Goodwill	729,291	734,409
Intangible assets, net	58,277	62,250
Operating lease assets	304,939	309,958
Noncurrent income taxes	58,884	60,995
Other assets (includes $217,746 and $227,131, respectively, reported at fair value)	338,488	352,360
Total assets	$4,103,047	$4,272,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$784,020	$875,476
Customer deposits at Pitney Bowes Bank	599,976	640,323
Current operating lease liabilities	60,087	60,069
Current portion of long-term debt	58,111	58,931
Advance billings	89,014	89,087
Current income taxes	34,212	6,523
Total current liabilities	1,625,420	1,730,409
Long-term debt	2,076,054	2,087,101
Deferred taxes on income	199,769	211,477
Tax uncertainties and other income tax liabilities	19,054	19,091
Noncurrent operating lease liabilities	272,024	277,981
Other noncurrent liabilities	303,081	314,702
Total liabilities	4,495,402	4,640,761

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	3,027,030	3,077,988
Accumulated other comprehensive loss	(863,811)	(851,245)
Treasury stock, at cost (92,669 and 93,972 shares, respectively)	(2,825,912)	(2,865,657)
Total stockholders’ deficit	(392,355)	(368,576)
Total liabilities and stockholders’ deficit	$4,103,047	$4,272,185

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,885)	$(7,737)
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	40,879	39,897
Allowance for credit losses	4,665	4,308
Stock-based compensation	2,390	3,245
Amortization of debt fees	3,068	2,118
Gain on debt redemption	—	(2,836)
Restructuring charges	4,315	3,599
Restructuring payments	(14,989)	(4,641)
Pension contributions and retiree medical payments	(11,767)	(19,938)
Other, net	(1,548)	4,172
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	30,053	69,841
Finance receivables	27,716	15,596
Inventories	(9,005)	(10,226)
Other current assets and prepayments	(19,471)	(8,380)
Accounts payable and accrued liabilities	(83,398)	(103,990)
Current and noncurrent income taxes	16,897	(6,070)
Advance billings	555	(18,672)
Net cash from operating activities	(12,525)	(39,714)
Cash flows from investing activities:
Capital expenditures	(19,957)	(28,666)
Purchases of investment securities	(14,197)	(5,180)
Proceeds from sales/maturities of investment securities	23,624	5,976
Net investment in loan receivables	(2,115)	(12,879)
Other investing activities, net	804	(664)
Net cash from investing activities	(11,841)	(41,413)
Cash flows from financing activities:
Principal payments of debt	(14,132)	(31,018)
Dividends paid to stockholders	(8,832)	(8,725)
Customer deposits at Pitney Bowes Bank	(29,347)	(33,526)
Other financing activities, net	(6,122)	(6,173)
Net cash from financing activities	(58,433)	(79,442)
Effect of exchange rate changes on cash and cash equivalents	(2,162)	2,349
Change in cash and cash equivalents	(84,961)	(158,220)
Cash and cash equivalents at beginning of period	601,053	669,981
Cash and cash equivalents at end of period	$516,092	$511,761

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).
During the three months ended March 31, 2024, the Company identified an error and recorded an out of period adjustment of $5 million to correct the understatement of revenue in prior periods, of which $4 million originated in 2020 and prior. The impact of the adjustment is not material to the consolidated financial statements for any prior interim or annual periods and is not expected to be material to the 2024 annual period.

Accounting Pronouncements Adopted in 2024
Effective January 1, 2024, we adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The transition to new reference interest rates required certain contracts to be modified. The adoption of this standard did not have an impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional transparency for income tax disclosures, including the rate reconciliation table and cash taxes paid. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact this standard will have on our disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2024
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$333,265	$169,807	$32,525	$535,597	$—	$535,597
Support services	—	—	96,333	96,333	—	96,333
Financing	—	—	—	—	67,663	67,663
Equipment sales	—	—	24,732	24,732	52,671	77,403
Supplies	—	—	36,721	36,721	—	36,721
Rentals	—	—	—	—	16,792	16,792
Subtotal	333,265	169,807	190,311	693,383	$137,126	$830,509

Revenue from leasing transactions and financing	—	—	137,126	137,126
Total revenue	$333,265	$169,807	$327,437	$830,509

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$76,465	$76,465
Products/services transferred over time	333,265	169,807	113,846	616,918
Total	$333,265	$169,807	$190,311	$693,383

	Three Months Ended March 31, 2023
	Global Ecommerce	Presort Services	SendTech Solutions	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$340,641	$158,902	$23,948	$523,491	$—	$523,491
Support services	—	—	105,284	105,284	—	105,284
Financing	—	—	—	—	67,049	67,049
Equipment sales	—	—	19,995	19,995	62,615	82,610
Supplies	—	—	38,835	38,835	—	38,835
Rentals	—	—	—	—	17,269	17,269
Subtotal	340,641	158,902	188,062	687,605	$146,933	$834,538

Revenue from leasing transactions and financing	—	—	146,933	146,933
Total revenue	$340,641	$158,902	$334,995	$834,538

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$—	$—	$77,064	$77,064
Products/services transferred over time	340,641	158,902	110,998	610,541
Total	$340,641	$158,902	$188,062	$687,605

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Our performance obligations for revenue from products and services are as follows:
Business services includes fulfillment, delivery and return services, cross-border solutions, mail processing services and shipping subscription solutions. Revenues for fulfillment, delivery and return services, cross-border solutions, and mail processing services are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period.
Support services includes providing maintenance, professional and subscription services for our equipment and digital mailing and shipping technology solutions. Contract terms range from one to five years. Revenue for maintenance and subscription services is recognized ratably over the contract period and revenue for professional services is recognized when services are provided.
Equipment sales includes the sale of mailing and shipping equipment, excluding sales-type leases. We recognize revenue upon delivery for self-install equipment and upon acceptance or installation for other equipment. We provide a warranty that the equipment is free of defects and meets stated specifications. The warranty is not considered a separate performance obligation.
Supplies includes revenue from the sale of supplies for our mailing equipment and is recognized upon delivery.
Revenue from leasing transactions and financing includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Pitney Bowes Bank (the Bank).

Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2024	December 31, 2023	Increase/ (decrease)
Advance billings, current	Advance billings	$80,801	$82,124	$(1,323)
Advance billings, noncurrent	Other noncurrent liabilities	$502	$507	$(5)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $48 million of advance billings at the beginning of the period. Current advance billings shown above at March 31, 2024 and December 31, 2023 does not include $8 million and $7 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2024	2025	2026-2029	Total
SendTech Solutions	$182,639	$208,922	$298,162	$689,723
The amounts above do not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
3. Segment Information
Effective January 1, 2024, we moved the digital delivery services offering from the Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to our current segment presentation.
Our reportable segments are Global Ecommerce, Presort Services and SendTech Solutions. The principal products and services of each reportable segment are as follows:
Global Ecommerce: Includes the revenue and related expenses from consumer logistics services for domestic and cross-border delivery, returns and fulfillment.
Presort Services: Includes revenue and related expenses from sortation services that qualify large volumes of First Class Mail, Marketing Mail and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
SendTech Solutions: Includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, goodwill impairment charges and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to net income or loss.

	Revenue
	Three Months Ended March 31,
	2024	2023
Global Ecommerce	$333,265	$340,641
Presort Services	169,807	158,902
SendTech Solutions	327,437	334,995
Total revenue	$830,509	$834,538

	Adjusted Segment EBIT
	Three Months Ended March 31,
	2024	2023
Global Ecommerce	$(35,427)	$(33,172)
Presort Services	40,329	26,905
SendTech Solutions	101,278	95,637
Total adjusted segment EBIT	106,180	89,370
Reconciliation of adjusted segment EBIT to net income or loss:
Interest expense, net	(44,369)	(36,878)
Unallocated corporate expenses	(49,770)	(56,349)
Restructuring charges	(4,315)	(3,599)
Proxy solicitation fees	—	(6,367)
Gain on debt redemption	—	2,836
Foreign currency gain on intercompany loans	4,638	—
Transaction costs	(2,690)	—
(Provision) benefit for income taxes	(12,559)	3,250
Net loss	$(2,885)	$(7,737)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Earnings per Share (EPS)
The calculation of basic and diluted earnings per share is presented below. The sum of the earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,885)	$(7,737)
Denominator:
Weighted-average shares used in basic EPS	176,997	174,626
Dilutive effect of common stock equivalents (1)	—	—
Weighted-average shares used in diluted EPS	176,997	174,626

Basic net loss per share	$(0.02)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.04)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	7,063	8,148
(1)    Due to the net loss for the three months ended March 31, 2024 and 2023, an additional 4.5 million and 4.7 million, respectively, of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$26,930	$21,201
Supplies and service parts	26,940	25,522
Finished products	24,813	23,330
Total inventories	$78,683	$70,053

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type lease receivables, secured loans and unsecured loans. Sales-type leases and secured loans are financing options for the purchase or lease of Pitney Bowes equipment or other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loans are revolving credit lines offered to our clients for postage, supplies and working capital purposes. Unsecured loans are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the period covered and client acquisition costs are expensed as incurred. All finance receivables are in our SendTech Solutions segment and we segregate finance receivables into a North America portfolio and an International portfolio.
Finance receivables consisted of the following:

	March 31, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$981,126	$130,139	$1,111,265	$987,743	$143,466	$1,131,209
Unguaranteed residual values	37,798	6,803	44,601	38,059	7,211	45,270
Unearned income	(255,945)	(40,847)	(296,792)	(253,711)	(42,847)	(296,558)
Allowance for credit losses	(13,213)	(2,479)	(15,692)	(13,942)	(2,786)	(16,728)
Net investment in sales-type lease receivables	749,766	93,616	843,382	758,149	105,044	863,193
Loan receivables
Loan receivables	330,526	17,983	348,509	342,062	17,865	359,927
Allowance for credit losses	(6,124)	(152)	(6,276)	(6,346)	(153)	(6,499)
Net investment in loan receivables	324,402	17,831	342,233	335,716	17,712	353,428
Net investment in finance receivables	$1,074,168	$111,447	$1,185,615	$1,093,865	$122,756	$1,216,621

Maturities of gross finance receivables at March 31, 2024 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2024	$276,844	$47,624	$324,468	$212,740	$17,983	$230,723
2025	301,413	38,259	339,672	39,781	—	39,781
2026	215,733	24,302	240,035	31,234	—	31,234
2027	129,174	13,435	142,609	24,551	—	24,551
2028	53,162	5,333	58,495	15,644	—	15,644
Thereafter	4,800	1,186	5,986	6,576	—	6,576
Total	$981,126	$130,139	$1,111,265	$330,526	$17,983	$348,509

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$970,612	$128,802	$327,806	$17,731	$1,444,951
Past due amounts > 90 days	10,514	1,337	2,720	252	14,823
Total	$981,126	$130,139	$330,526	$17,983	$1,459,774

	December 31, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$977,744	$140,857	$339,789	$17,664	$1,476,054
Past due amounts > 90 days	9,999	2,609	2,273	201	15,082
Total	$987,743	$143,466	$342,062	$17,865	$1,491,136

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
We establish credit approval limits based on the client's credit quality and the type of equipment financed. We cease financing revenue recognition for lease receivables and unsecured loan receivables that are more than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	62	(123)	631	70	640
Write-offs	(1,178)	(156)	(1,260)	(67)	(2,661)
Recoveries	398	113	408	—	919
Other	(11)	(141)	(1)	(4)	(157)
Balance at March 31, 2024	$13,213	$2,479	$6,124	$152	$21,968

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	395	238	1,097	55	1,785
Write-offs	(1,683)	(267)	(1,109)	(46)	(3,105)
Recoveries	614	111	648	—	1,373
Other	1	(102)	—	2	(99)
Balance at March 31, 2023	$13,458	$2,873	$5,423	$150	$21,904

The table below shows write-offs of gross finance receivables by year of origination.

	March 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$21	$193	$566	$249	$172	$133	$1,327	$2,661

	March 31, 2023
	Sales Type Lease Receivables					Loan Receivables	Total
	2022	2021	2020	2019	Prior
Write-offs	$455	$675	$412	$250	$158	$1,155	$3,105

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Credit Quality
The extension and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, a detailed manual review of their financial condition and payment history, or an automated process. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated and enhanced tools and processes are implemented as needed.
Over 85% of our finance receivables are within the North American portfolio. We use a third-party to score the majority of this portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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

	March 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$54,204	$250,379	$208,036	$140,263	$88,707	$64,848	$250,820	$1,057,257
Medium	9,721	44,388	33,492	22,228	13,821	16,441	66,167	206,258
High	791	4,261	3,955	2,347	1,422	979	6,772	20,527
Not Scored	31,761	49,096	34,169	22,514	9,203	4,239	24,750	175,732
Total	$96,477	$348,124	$279,652	$187,352	$113,153	$86,507	$348,509	$1,459,774

	December 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$261,583	$222,947	$155,193	$96,986	$46,635	$27,164	$264,232	$1,074,740
Medium	46,208	35,891	24,483	16,027	10,503	8,041	62,910	204,063
High	4,455	4,217	2,554	1,853	740	862	7,487	22,168
Not Scored	59,335	49,839	33,494	15,944	5,089	1,166	25,298	190,165
Total	$371,581	$312,894	$215,724	$130,810	$62,967	$37,233	$359,927	$1,491,136

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended March 31,
	2024	2023
Profit recognized at commencement	$26,977	$31,822
Interest income	37,968	38,931
Total lease income from sales-type leases	$64,945	$70,753

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2024	$13,687
2025	18,505
2026	20,622
2027	5,653
2028	951
Thereafter	1,706
Total	$61,124

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,710	$(99,213)	$56,497	$155,712	$(95,409)	$60,303
Software & technology	2,980	(1,200)	1,780	3,047	(1,100)	1,947
Total intangible assets	$158,690	$(100,413)	$58,277	$158,759	$(96,509)	$62,250

Amortization expense for both the three months ended March 31, 2024 and 2023 was $4 million.
Future amortization expense as of March 31, 2024 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2024	$11,790
2025	15,516
2026	14,527
2027	11,472
2028	2,438
Thereafter	2,534
Total	$58,277

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2023	Currency impact	March 31, 2024
Presort Services	$223,763	$—	$223,763
SendTech Solutions	510,646	(5,118)	505,528
Total goodwill	$734,409	$(5,118)	$729,291

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

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$16,315	$126,701	$—	$143,016
Equity securities	—	16,125	—	16,125
Commingled fixed income securities	1,575	5,737	—	7,312
Government and related securities	7,491	18,672	—	26,163
Corporate debt securities	—	52,163	—	52,163
Mortgage-backed / asset-backed securities	—	115,057	—	115,057
Derivatives
Interest rate swap	—	6,908	—	6,908
Total assets	$25,381	$341,363	$—	$366,744

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,366	$188,484	$—	$201,850
Equity securities	—	15,341	—	15,341
Commingled fixed income securities	1,581	5,741	—	7,322
Government and related securities	11,489	18,999	—	30,488
Corporate debt securities	—	54,330	—	54,330
Mortgage-backed / asset-backed securities	—	119,901	—	119,901
Derivatives
Interest rate swap	—	8,425	—	8,425
Total assets	$26,436	$411,221	$—	$437,657

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses charged to earnings in the three months ended March 31, 2024.

Available-for-sale securities consisted of the following:

	March 31, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$30,636	$(6,873)	$23,763
Corporate debt securities	63,126	(10,963)	52,163
Commingled fixed income securities	1,799	(224)	1,575
Mortgage-backed / asset-backed securities	142,291	(27,234)	115,057
Total	$237,852	$(45,294)	$192,558

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,048	$(7,018)	$28,030
Corporate debt securities	65,008	(10,678)	54,330
Commingled fixed income securities	1,788	(207)	1,581
Mortgage-backed / asset-backed securities	146,022	(26,121)	119,901
Total	$247,866	$(44,024)	$203,842

Investment securities in a loss position were as follows:

	March 31, 2024		December 31, 2023
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$23,763	$6,873	$28,030	$7,018
Corporate debt securities	51,879	10,961	51,948	10,466
Mortgage-backed / asset-backed securities	115,057	27,234	119,901	26,121
Total	$190,699	$45,068	$199,879	$43,605

Less than 12 continuous months
Corporate debt securities	$284	$2	$2,382	$212
Commingled fixed income securities	1,575	224	1,581	207
Total	$1,859	$226	$3,963	$419
At March 31, 2024, all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.
Scheduled maturities of available-for-sale securities at March 31, 2024 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$2,084	$1,858
After 1 year through 5 years	8,256	7,760
After 5 years through 10 years	70,395	59,563
After 10 years	157,117	123,377
Total	$237,852	$192,558
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at March 31, 2024 and December 31, 2023 totaled $225 million and $265 million, respectively. Held-to-maturity securities include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Derivative Instruments
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. We may use derivative instruments to limit the effects on our financial results from changes in interest rates and currency exchange rates. We do not use derivatives for trading or speculative purposes.

Interest Rate Swaps
At March 31, 2024, we had outstanding interest rate swap agreements that effectively convert $200 million of variable rate debt to fixed rates. Under the terms of the interest rate swaps, we pay fixed-rate interest of 0.585% and receive variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly.
These swaps are designated as cash flow hedges and are recorded at fair value at the end of each reporting period. Changes in fair value are reflected in AOCL. The impact of these interest rate swaps was as follows:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swap	$(1,517)	$(2,586)	Interest expense	$2,591	$137

Foreign Exchange Contracts
During the quarter ended March 31, 2024, we did not enter into any foreign currency exchange contracts.
In the first quarter of 2023, we had outstanding foreign exchange contracts to mitigate the currency risk associated with anticipated inventory purchases between affiliates and from third parties. The impact of these derivative contracts on our financial results was not material.
In the first quarter of 2023, we also had outstanding foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term interest-bearing intercompany loans denominated in a foreign currency. These foreign exchange contracts were not designated as hedging instruments and the revaluation of intercompany loans and the change in fair value of these derivatives were recorded in earnings. The mark-to-market adjustment on these foreign exchange contracts for the three months ended March 31, 2023, was a gain of $2 million and significantly offset the corresponding loss on the revaluation of intercompany loans.

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

	March 31, 2024	December 31, 2023
Carrying value	$2,134,165	$2,146,032
Fair value	$1,929,648	$1,893,620

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
In May 2023, we approved a worldwide restructuring plan (the 2023 Plan) designed to improve profitability and cash flow. This will be achieved through the elimination of 850-950 positions worldwide in part through further centralization and standardization of processes, including the expansion of our shared services activities, increased automation, and the consolidation or closure of select facilities in North America. Total charges are expected to be $60-$70 million and we expect to substantially complete these actions by the end of the first half of 2024. Total charges under the 2023 Plan to date are $62 million.
Activity in our restructuring reserves was as follows:

	2023 Plan	Prior Plan	Total
Balance at January 1, 2024	$26,128	$—	$26,128
Amounts charged to expense	4,315	—	4,315
Cash payments	(14,989)	—	(14,989)
Noncash activity	(875)	—	(875)
Balance at March 31, 2024	$14,579	$—	$14,579

Balance at January 1, 2023	$—	$7,647	$7,647
Amounts charged to expense	—	3,599	3,599
Cash payments	—	(4,641)	(4,641)
Balance at March 31, 2023	$—	$6,605	$6,605

Components of restructuring expense were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Severance	$3,378	$3,057
Facilities and other	937	542
Total	$4,315	$3,599

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2024	December 31, 2023
Term loan due March 2026	SOFR + 2.25%	$273,500	$285,500
Notes due March 2027	6.875%	380,000	380,000
Notes due March 2028	SOFR + 6.9%	273,625	274,313
Term loan due March 2028	SOFR + 4.0%	436,500	437,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		861	1,181
Principal amount		2,175,327	2,189,460
Less: unamortized costs, net		41,162	43,428
Total debt		2,134,165	2,146,032
Less: current portion long-term debt		58,111	58,931
Long-term debt		$2,076,054	$2,087,101

At March 31, 2024, the interest rate on the 2026 Term Loan was 7.7%, the interest rate on the 2028 Term Loan was 9.4% and the interest rate on the March 2028 notes was 12.2%.
The credit agreement that governs our $500 million secured revolving credit facility and the term loan due March 2026 contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the credit agreement. The maximum leverage ratio decreases from 4.25x to 4.0x as of June 30, 2024 and the minimum interest coverage ratio increases from 1.75x to 2.0x as of March 31, 2025. At March 31, 2024, we were in compliance with these financial covenants. Additionally, management expects that we will remain in compliance with these financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At March 31, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2024	2023	2024	2023	2024	2023
Service cost	$12	$10	$188	$194	$92	$89
Interest cost	14,966	16,089	5,201	5,222	1,136	1,305
Expected return on plan assets	(21,909)	(21,613)	(6,450)	(7,344)	—	—
Amortization of prior service (credit) cost	(5)	(5)	74	70	—	—
Amortization of net actuarial loss (gain)	4,972	4,417	1,923	505	(295)	(356)
Net periodic benefit (income) cost	$(1,964)	$(1,102)	$936	$(1,353)	$933	$1,038
Contributions to benefit plans	$1,069	$1,127	$6,998	$15,033	$3,700	$3,778

12. Income Taxes
The effective tax rate for the three months ended March 31, 2024 was 129.8% compared to 29.6% for the prior year period. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted annual income earned in foreign jurisdictions offset by U.S. losses will result in minimal consolidated pre-tax income. Accordingly, unfavorable tax adjustments related to the U.S. taxation of our foreign operations and state valuation allowance adjustments has resulted in a high quarterly and annual effective tax rate.
On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examination of our consolidated U.S. Federal income tax returns for tax years prior to 2020 are closed to audit, except for review of the Tax Cuts and Jobs Act Sec. 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2017. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2018 except for a specific issue under current exam, and the U.K., France and Germany are closed through 2021, 2019 and 2016, respectively. We also have other less significant tax filings currently subject to examination.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(2,885)	—	—	(2,885)
Other comprehensive loss	—	—	(12,566)	—	(12,566)
Dividends paid ($0.05 per common share)	—	(8,832)	—	—	(8,832)
Issuance of common stock	—	(41,631)	—	39,745	(1,886)
Stock-based compensation expense	—	2,390	—	—	2,390
Balance at March 31, 2024	$270,338	$3,027,030	$(863,811)	$(2,825,912)	$(392,355)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2023	$323,338	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	(7,737)	—	—	(7,737)
Other comprehensive income	—	—	15,586	—	15,586
Dividends paid ($0.05 per common share)	—	(8,725)	—	—	(8,725)
Issuance of common stock	—	(51,608)	—	48,550	(3,058)
Stock-based compensation expense	—	3,245	—	—	3,245
Balance at March 31, 2023	$323,338	$5,060,852	$(819,978)	$(4,504,248)	$59,964

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2024	2023
Cash flow hedges
Cost of sales	$—	$1
Interest expense, net	2,591	137
Total before tax	2,591	138
Income tax provision	648	34
Net of tax	$1,943	$104

Available-for-sale securities
Financing revenue	$(648)	$10
Income tax (benefit) provision	(162)	2
Net of tax	$(486)	$8

Pension and postretirement benefit plans
Prior service costs	$(69)	$(65)
Actuarial losses	(6,600)	(4,566)
Total before tax	(6,669)	(4,631)
Income tax benefit	(1,628)	(1,142)
Net of tax	$(5,041)	$(3,489)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income (loss) before reclassifications	702	(1,453)	—	(15,399)	(16,150)
Reclassifications into earnings	(1,943)	486	5,041	—	3,584
Net other comprehensive (loss) income	(1,241)	(967)	5,041	(15,399)	(12,566)
Balance at March 31, 2024	$5,721	$(34,430)	$(752,411)	$(82,691)	$(863,811)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive (loss) income before reclassifications	(1,958)	3,280	—	10,887	12,209
Reclassifications into earnings	(104)	(8)	3,489	—	3,377
Net other comprehensive (loss) income	(2,062)	3,272	3,489	10,887	15,586
Balance at March 31, 2023	$10,441	$(36,168)	$(712,567)	$(81,684)	$(819,978)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses on accounts and other receivables is presented below. See Note 6 for information regarding the allowance for credit losses on finance receivables.

	Three Months Ended March 31,
	2024	2023
Balance at beginning of year	$6,139	$5,864
Amounts charged to expense	4,025	2,523
Write-offs, recoveries and other	(1,216)	(2,304)
Balance at end of period	$8,948	$6,083

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
Cash interest paid	$56,013	$53,721
Cash income tax (refunds) payments, net	$(4,352)	$2,781
Noncash activity
Capital assets obtained under capital lease obligations	$6,316	$721

Other, net within cash flows from operating activities includes $3 million of losses from the disposal of fixed assets for both the three months ended March 31, 2024 and 2023.

As of March 31, 2024, we have entered into real estate and equipment leases with aggregate payments of $17 million and terms ranging from three to seven years that have not commenced.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•our ability to continue to grow volumes, gain additional economies of scale and improve profitability within our Global Ecommerce segment
•the loss of some of our larger clients in our Global Ecommerce and Presort Services segments
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts of higher interest rates and the potential for future interest rate increases on our cost of debt
•declines in demand for our ecommerce services resulting from supply chain delays or interruptions affecting our retail clients, or changes in retail consumer behavior or spending patterns
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events affecting us, our clients, or our suppliers
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company, our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•changes in labor and transportation availability and costs
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas
•intellectual property infringement claims
•the use of the postal system for transmitting harmful biological agents, illegal substances or other terrorist attacks
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2023 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
OUTLOOK
We expect consolidated revenue to be flat to a low single-digit decline and EBIT margins to be relatively flat in 2024 compared to 2023. Within SendTech Solutions, we expect revenue and profit declines due in part to lower equipment sales as initial lease terms of prior equipment sales expire and customers are expected to renew these leases for a fixed term rather than purchase new equipment. We also expect revenue to decline from lower meter populations due to the migration to cloud-based solutions. These declines will be partially offset by higher shipping revenues.
Within Presort Services, we anticipate total volumes to be relatively flat in 2024 compared to 2023, but revenue, margin and profit to improve due to higher revenue-per-piece and lower costs driven by the investments made to improve productivity.
Within Global Ecommerce, we expect revenue growth in domestic parcel services driven by increased volumes, partially offset by lower revenue from cross-border services and lower domestic parcel revenue per piece. We anticipate margin and profit improvements compared to 2023.
We continue to make progress on our worldwide restructuring program and expect annualized cost savings in excess of the $75-$85 million target by the end of 2024, a portion of which was realized in 2023. However, we also expect higher interest and tax costs and the restoration of variable compensation costs in 2024 to significantly offset these savings.
OVERVIEW OF CONSOLIDATED RESULTS
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
Financial Results Summary - Three Months Ended March 31:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$830,509	$834,538	—%	(1)%
Total costs and expenses	820,835	845,525	3%
Income (loss) before taxes	9,674	(10,987)	>100%
Provision (benefit) for income taxes	12,559	(3,250)	>(100%)
Net loss	$(2,885)	$(7,737)	63%
Revenue decreased $4 million in the first quarter of 2024 compared to the prior year period primarily due to lower support services revenue of $9 million, lower equipment sales of $5 million and lower supplies revenue of $2 million, partially offset by an increase in business services revenue of $12 million.
Total costs and expenses decreased $25 million compared to the prior year period primarily due to:
•Costs of revenue (excluding financing interest expense) decreased $10 million primarily due to lower cost of equipment sales of $5 million and lower cost of support services of $4 million.
•Selling, general and administrative (SG&A) expense decreased $26 million compared to the prior year period primarily driven by lower salary expense of $8 million due to savings as a result of the 2023 Plan, non-cash foreign currency revaluation gains on intercompany loans of $5 million, lower professional and outsourcing fees of $4 million and cost savings initiatives.
•Interest expense, net, including financing interest expense, increased $7 million compared to the prior year period primarily due to higher interest rates.
The effective tax rate for the three months ended March 31, 2024 was 129.8%. See Note 12 for more information.
Net loss for the first quarter of 2024 was $3 million compared to a net loss of $8 million in the prior year period.

SEGMENT RESULTS
Effective January 1, 2024, we moved the digital delivery services offering from the Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to our current segment presentation.
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
Financial performance for the Global Ecommerce segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$333,265	$340,641	(2)%	(2)%
Cost of Business Services	330,064	326,001	(1)%
Gross Margin	3,201	14,640	(78)%
Gross Margin %	1.0%	4.3%

Selling, general and administrative	37,604	45,407	17%
Research and development	1,024	2,405	57%
Adjusted segment EBIT	$(35,427)	$(33,172)	(7)%
Global Ecommerce revenue decreased $7 million in the first quarter of 2024 compared to the prior year period. Cross-border revenue declined $30 million due to lower volumes primarily driven by changes in how two of our largest clients access our services. This was partially offset by domestic parcel delivery revenue growth of $23 million, driven by an increase in domestic parcel volumes.
Gross margin decreased $11 million and gross margin percentage decreased to 1.0% from 4.3% compared to the prior year period. Domestic parcel delivery services gross margin decreased $9 million compared to the prior year period primarily due to client/product mix and pricing pressures, which more than offset the increase in volumes and lower cost per piece, driven in part by lower transportation costs. Cross-border services gross margin declined $2 million, primarily due to the decline in volumes.
SG&A expense declined $8 million compared to the prior year period, primarily due to lower employee-related expenses of $6 million due to savings from the 2023 Plan and lower credit loss provision of $1 million.
Adjusted segment EBIT was a loss of $35 million in the first quarter of 2024 compared to a loss of $33 million in the prior year period.

Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats and Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$169,807	$158,902	7%	7%
Cost of Business Services	107,327	112,496	5%
Gross Margin	62,480	46,406	35%
Gross Margin %	36.8%	29.2%

Selling, general and administrative	22,101	19,446	(14)%
Other components of net pension and postretirement costs	50	55	9%
Adjusted segment EBIT	$40,329	$26,905	50%
Despite a 2% decrease in total mail volumes, revenue increased $11 million in the first quarter of 2024 compared to the prior year period primarily due to pricing actions to mitigate inflationary pressures. The processing of Marketing Mail Flats and Bound Printed Matter and First Class Mail contributed revenue increases of $6 million and $5 million, respectively.
Gross margin increased $16 million and gross margin percentage increased from 29.2% in the prior period to 36.8% primarily due to the increase in revenue and the benefits from investments made in automation and higher-throughput sortation equipment. Gross margin also benefited from lower transportation costs of $2 million driven by improvements in network management.
SG&A expenses increased $3 million primarily due to higher credit loss provision of $2 million.
Adjusted segment EBIT was $40 million in the first quarter of 2024 compared to $27 million in the prior year period.
Revenue and adjusted segment EBIT were favorably impacted by a $5 million adjustment related to prior periods. Refer to Note 1 Basis of Presentation for further information.

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

Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$32,525	$23,948	36%	36%
Support services	96,333	105,284	(9)%	(8)%
Financing	67,663	67,049	1%	1%
Equipment sales	77,403	82,610	(6)%	(6)%
Supplies	36,721	38,835	(5)%	(6)%
Rentals	16,792	17,269	(3)%	(3)%
Total revenue	327,437	334,995	(2)%	(2)%

Cost of business services	8,977	7,412	(21)%
Cost of support services	33,055	36,532	10%
Cost of equipment sales	52,559	56,716	7%
Cost of supplies	10,195	11,156	9%
Cost of rentals	4,684	5,360	13%
Total costs of revenue	109,470	117,176	7%

Gross margin	217,967	217,819	—%
Gross margin %	66.6%	65.0%

Selling, general and administrative	111,397	117,501	5%
Research and development	5,829	5,279	(10)%
Other components of pension and post retirement costs	(537)	(598)	(10)%
Adjusted Segment EBIT	$101,278	$95,637	6%
SendTech Solutions revenue decreased $8 million in the first quarter of 2024 compared to the prior year period. Support services revenue declined $9 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $5 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Supplies revenue declined $2 million primarily driven by a declining meter population. These revenue declines were partially offset by an increase in business services revenue of $9 million primarily driven by growth in enterprise shipping subscriptions of $3 million and digital delivery services of $3 million due to growth in shipping labels printed.
Gross margin was flat compared to the prior year period; however, gross margin percentage increased to 66.6% from 65.0% compared to the prior year period. The increase in gross margin percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions and growth in digital delivery services. Despite revenue declines, gross margin percentage for support services, equipment sales and supplies also improved.
SG&A expense declined $6 million, primarily driven by lower employee-related expenses of $2 million, lower marketing expenses of $1 million, lower credit loss provision of $1 million and cost savings initiatives.
Adjusted segment EBIT was $101 million in the first quarter of 2024 compared to $96 million for the prior year period.

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
Unallocated corporate expenses were as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Unallocated corporate expenses	$49,770	$56,349	12%
Unallocated corporate expenses for the first quarter of 2024 decreased $7 million compared to the prior year period primarily due to lower professional and outsourcing fees of $3 million and lower salary expense of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At March 31, 2024, we had cash, cash equivalents and short-term investments of $538 million, which includes $116 million held at our foreign subsidiaries used to support their liquidity needs.
The credit agreement that governs our $500 million secured revolving credit facility and the term loan due March 2026 contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the credit agreement. The maximum leverage ratio decreases from 4.25x to 4.0x as of June 30, 2024 and the minimum interest coverage ratio increases from 1.75x to 2.0x as of March 31, 2025. At March 31, 2024, we were in compliance with these financial covenants. Additionally, management expects that we will remain in compliance with these financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At March 31, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.
At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our $500 million revolving credit facility will be sufficient to fund our cash needs for the next 12 months.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2024	2023	Change
Net cash from operating activities	$(12,525)	$(39,714)	$27,189
Net cash from investing activities	(11,841)	(41,413)	29,572
Net cash from financing activities	(58,433)	(79,442)	21,009
Effect of exchange rate changes on cash and cash equivalents	(2,162)	2,349	(4,511)
Change in cash and cash equivalents	$(84,961)	$(158,220)	$73,259
Operating Activities
Cash flows from operating activities in the first quarter of 2024 improved $27 million compared to the prior year period driven primarily by changes in working capital items. The improvement was further driven by lower pension and retiree medical benefit payments of $8 million and lower tax payments of $7 million, partially offset by higher restructuring payments of $10 million.
Investing Activities
Cash flows from investing activities for the first quarter of 2024 improved $30 million compared to the prior year period primarily due to higher cash from investment activity of $9 million, lower investments in loans receivable of $11 million and lower capital expenditures of $9 million.
Financing Activities
Cash flows from financing activities for the first quarter of 2024 improved $21 million compared to the prior year period primarily due to lower repayments of debt of $17 million.
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

Off-Balance Sheet Arrangements
At March 31, 2024, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2023 Annual Report.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2023 Annual Report.

Item 4: Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably ensure that such information is accumulated and communicated to management, including our Interim Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), to allow timely decisions regarding disclosures.
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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2024.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2023 Annual Report. However, we are supplementing the risk factors described in Item 1A of our 2023 Annual Report with the following additional risk factor:
Changes within our senior management and our Board of Directors could create uncertainties and impact our business.
We have undergone recent changes in our senior management and in the composition of our Board of Directors. These changes, and the potential for future changes, may create continuity risks and challenges to our ability to execute our business and strategy. In addition, such changes may, among other things, create uncertainty among certain investors, customers, employees, and others concerning our future direction and performance, make it more difficult to attract and retain qualified personnel, impact our credit rating, impact our ability to access capital markets at reasonable costs and adversely impact our business.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended March 31, 2024. We have remaining authorization to purchase up to $3 million of our common stock.

Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
None.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3(i)(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3(i)(a) to the Form 8-K filed with the Commission on September 30, 2019)	3(i)(a)
3	Pitney Bowes Inc. Amended and Restated By-laws effective May 13, 2013 (incorporated by reference to Exhibit 3 to the Form 8-K filed with the Commission on May 15, 2013)	3
10.1	Cooperation Agreement, dated as of January 31, 2024, by and between Hestia Capital Partners, LP, Helios I, LP, Hestia Capital Partners GP, LLC, Hestia Capital Management, LLC and Kurtis J. Wolf, on the one hand, and Pitney Bowes Inc., on the other hand (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2024)	10.1
10.2 *	Letter Agreement, dated March 15, 2024, between the Company and John Witek (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 19, 2024)	10.2
10.3 *	Indemnification Agreement	10.3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL. (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 2, 2024

/s/ John A. Witek

John A. Witek
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)