Form 10-Q
period 2024-06-30
PITNEY BOWES INC /DE/
filed 2024-08-09
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2024, 179,509,852 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Business services	$506,666	$473,497	$1,042,263	$996,988
Support services	94,012	103,315	190,345	208,599
Financing	67,539	66,702	135,202	133,751
Equipment sales	72,753	79,451	150,156	162,061
Supplies	35,509	36,505	72,230	75,340
Rentals	16,691	17,011	33,483	34,280
Total revenue	793,170	776,481	1,623,679	1,611,019
Costs and expenses:
Cost of business services	429,756	410,638	876,123	856,955
Cost of support services	31,664	35,018	64,719	71,858
Financing interest expense	15,965	14,763	32,568	29,299
Cost of equipment sales	50,314	56,180	102,873	113,351
Cost of supplies	10,358	10,884	20,553	22,109
Cost of rentals	4,433	5,142	9,117	10,570
Selling, general and administrative	220,008	222,549	436,205	464,669
Research and development	9,108	10,274	18,589	20,767
Restructuring charges	31,843	22,443	36,158	26,042
Goodwill impairment	—	118,599	—	118,599
Interest expense, net	28,767	22,920	56,533	45,262
Other components of net pension and postretirement income	(382)	(1,751)	(769)	(3,461)
Other income	—	(228)	—	(3,064)
Total costs and expenses	831,834	927,431	1,652,669	1,772,956
Loss before taxes	(38,664)	(150,950)	(28,990)	(161,937)
Benefit for income taxes	(13,797)	(9,415)	(1,238)	(12,665)
Net loss	$(24,867)	$(141,535)	$(27,752)	$(149,272)

Basic net loss per share	$(0.14)	$(0.81)	$(0.16)	$(0.85)
Diluted net loss per share	$(0.14)	$(0.81)	$(0.16)	$(0.85)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(24,867)	$(141,535)	$(27,752)	$(149,272)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(158), $403, $(654) and $576, respectively	(5,018)	9,193	(20,417)	20,080
Net unrealized (loss) gain on cash flow hedges, net of tax of $(559), $125, $(972) and $(562), respectively	(1,676)	375	(2,917)	(1,687)
Net unrealized (loss) gain on investment securities, net of tax of $(8), $(415), $(312) and $612, respectively	(25)	(1,322)	(992)	1,950
Amortization of pension and postretirement costs, net of tax of $1,654, $1,223, $3,282 and $2,365, respectively	5,007	3,739	10,048	7,228
Other comprehensive (loss) income, net of tax	(1,712)	11,985	(14,278)	27,571
Comprehensive loss	$(26,579)	$(129,550)	$(42,030)	$(121,701)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$590,147	$601,053
Short-term investments (includes $1,752 and $2,382, respectively, reported at fair value)	21,852	22,166
Accounts and other receivables (net of allowance of $10,079 and $6,139, respectively)	266,172	342,236
Short-term finance receivables (net of allowance of $14,418 and $14,347, respectively)	541,957	563,536
Inventories	76,500	70,053
Current income taxes	7,850	564
Other current assets and prepayments	101,263	92,309
Total current assets	1,605,741	1,691,917
Property, plant and equipment, net	359,452	383,628
Rental property and equipment, net	22,334	23,583
Long-term finance receivables (net of allowance of $8,341 and $8,880 respectively)	625,734	653,085
Goodwill	727,613	734,409
Intangible assets, net	54,339	62,250
Operating lease assets	297,638	309,958
Noncurrent income taxes	58,063	60,995
Other assets (includes $209,711 and $227,131, respectively, reported at fair value)	327,488	352,360
Total assets	$4,078,402	$4,272,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$843,148	$875,476
Customer deposits at Pitney Bowes Bank	628,711	640,323
Current operating lease liabilities	61,143	60,069
Current portion of long-term debt	57,290	58,931
Advance billings	86,339	89,087
Current income taxes	1,556	6,523
Total current liabilities	1,678,187	1,730,409
Long-term debt	2,065,034	2,087,101
Deferred taxes on income	193,835	211,477
Tax uncertainties and other income tax liabilities	14,538	19,091
Noncurrent operating lease liabilities	263,758	277,981
Other noncurrent liabilities	290,939	314,702
Total liabilities	4,506,291	4,640,761

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,948,959	3,077,988
Accumulated other comprehensive loss	(865,523)	(851,245)
Treasury stock, at cost (91,217 and 93,972 shares, respectively)	(2,781,663)	(2,865,657)
Total stockholders’ deficit	(427,889)	(368,576)
Total liabilities and stockholders’ deficit	$4,078,402	$4,272,185

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,752)	$(149,272)
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	81,613	79,770
Allowance for credit losses	9,087	7,164
Stock-based compensation	6,567	6,075
Amortization of debt fees	6,167	4,413
Gain on debt redemption	—	(3,064)
Restructuring charges	36,158	26,042
Restructuring payments	(26,697)	(12,883)
Pension contributions and retiree medical payments	(17,300)	(25,196)
Goodwill impairment	—	118,599
Other, net	5,558	7,564
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	68,922	67,506
Finance receivables	42,412	3,837
Inventories	(7,068)	(9,065)
Other current assets and prepayments	(12,902)	(1,561)
Accounts payable and accrued liabilities	(49,336)	(108,836)
Current and noncurrent income taxes	(33,142)	(27,903)
Advance billings	(1,958)	(22,948)
Net cash from operating activities	80,329	(39,758)
Cash flows from investing activities:
Capital expenditures	(41,093)	(54,646)
Purchases of investment securities	(19,909)	(9,973)
Proceeds from sales/maturities of investment securities	36,377	12,088
Net investment in loan receivables	(3,892)	(14,835)
Settlement of derivative contracts	—	6,185
Other investing activities, net	804	485
Net cash from investing activities	(27,713)	(60,696)
Cash flows from financing activities:
Principal payments of debt	(28,266)	(53,803)
Premiums and fees paid to redeem debt	—	(4,464)
Dividends paid to stockholders	(17,785)	(17,525)
Customer deposits at Pitney Bowes Bank	(612)	52,348
Other financing activities, net	(14,144)	(9,109)
Net cash from financing activities	(60,807)	(32,553)
Effect of exchange rate changes on cash and cash equivalents	(2,714)	4,730
Change in cash and cash equivalents	(10,905)	(128,277)
Cash and cash equivalents at beginning of period	601,052	669,981
Cash and cash equivalents at end of period	$590,147	$541,704

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
During the first quarter of 2024, the Company identified an error and recorded an out of period adjustment of $5 million to correct the understatement of revenue in prior periods, of which $4 million originated in 2020 and prior. The impact of the adjustment is not material to the consolidated financial statements for any interim or annual periods prior to 2024 and is not expected to be material to the 2024 annual period.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2024
	SendTech Solutions	Presort Services	Global Ecommerce	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$33,651	$146,858	$326,157	$506,666	$—	$506,666
Support services	94,012	—	—	94,012	—	94,012
Financing	—	—	—	—	67,539	67,539
Equipment sales	20,932	—	—	20,932	51,821	72,753
Supplies	35,509	—	—	35,509	—	35,509
Rentals	—	—	—	—	16,691	16,691
Subtotal	184,104	146,858	326,157	657,119	$136,051	$793,170

Revenue from leasing transactions and financing	136,051	—	—	136,051
Total revenue	$320,155	$146,858	$326,157	$793,170

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$71,694	$—	$—	$71,694
Products/services transferred over time	112,410	146,858	326,157	585,425
Total	$184,104	$146,858	$326,157	$657,119

	Three Months Ended June 30, 2023
	SendTech Solutions	Presort Services	Global Ecommerce	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$25,341	$143,107	$305,049	$473,497	$—	$473,497
Support services	103,315	—	—	103,315	—	103,315
Financing	—	—	—	—	66,702	66,702
Equipment sales	19,060	—	—	19,060	60,391	79,451
Supplies	36,505	—	—	36,505	—	36,505
Rentals	—	—	—	—	17,011	17,011
Subtotal	184,221	143,107	305,049	632,377	$144,104	$776,481

Revenue from leasing transactions and financing	144,104	—	—	144,104
Total revenue	$328,325	$143,107	$305,049	$776,481

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$73,495	$—	$—	$73,495
Products/services transferred over time	110,726	143,107	305,049	558,882
Total	$184,221	$143,107	$305,049	$632,377

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2024
	SendTech Solutions	Presort Services	Global Ecommerce	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$66,176	$316,665	$659,422	$1,042,263	$—	$1,042,263
Support services	190,345	—	—	190,345	—	190,345
Financing	—	—	—	—	135,202	135,202
Equipment sales	45,665	—	—	45,665	104,491	150,156
Supplies	72,230	—	—	72,230	—	72,230
Rentals	—	—	—	—	33,483	33,483
Subtotal	374,416	316,665	659,422	1,350,503	$273,176	$1,623,679

Revenue from leasing transactions and financing	273,176	—	—	273,176
Total revenue	$647,592	$316,665	$659,422	$1,623,679

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$148,159	$—	$—	$148,159
Products/services transferred over time	226,257	316,665	659,422	1,202,344
Total	$374,416	$316,665	$659,422	$1,350,503

	Six Months Ended June 30, 2023
	SendTech Solutions	Presort Services	Global Ecommerce	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$49,289	$302,009	$645,690	$996,988	$—	$996,988
Support services	208,599	—	—	208,599	—	208,599
Financing	—	—	—	—	133,751	133,751
Equipment sales	39,055	—	—	39,055	123,006	162,061
Supplies	75,340	—	—	75,340	—	75,340
Rentals	—	—	—	—	34,280	34,280
Subtotal	372,283	302,009	645,690	1,319,982	$291,037	$1,611,019

Revenue from leasing transactions and financing	291,037	—	—	291,037
Total revenue	$663,320	$302,009	$645,690	$1,611,019

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$150,559	$—	$—	$150,559
Products/services transferred over time	221,724	302,009	645,690	1,169,423
Total	$372,283	$302,009	$645,690	$1,319,982

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

Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2024	December 31, 2023	Increase/ (decrease)
Advance billings, current	Advance billings	$78,471	$82,124	$(3,653)
Advance billings, noncurrent	Other noncurrent liabilities	$409	$507	$(98)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $60 million of advance billings at the beginning of the period. Current advance billings shown above at June 30, 2024 and December 31, 2023 does not include $8 million and $7 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2024	2025	2026-2029	Total
SendTech Solutions	$127,844	$222,057	$350,923	$700,824
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
Our reportable segments are SendTech Solutions, Presort Services and Global Ecommerce. The principal products and services of each reportable segment are as follows:
SendTech Solutions: Includes the revenue and related expenses from physical and digital shipping and mailing technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats.
Presort Services: Includes revenue and related expenses from sortation services that qualify large volumes of First Class Mail, Marketing Mail and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
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

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SendTech Solutions	$320,155	$328,325	$647,592	$663,320
Presort Services	146,858	143,107	316,665	302,009
Global Ecommerce	326,157	305,049	659,422	645,690
Total revenue	$793,170	$776,481	$1,623,679	$1,611,019

	Adjusted Segment EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SendTech Solutions	$100,967	$96,848	$202,245	$192,485
Presort Services	27,048	20,429	67,377	47,334
Global Ecommerce	(30,935)	(37,483)	(66,362)	(70,655)
Total adjusted segment EBIT	97,080	79,794	203,260	169,164
Reconciliation of adjusted segment EBIT to net income or loss:
Interest expense, net	(44,732)	(37,683)	(89,101)	(74,561)
Unallocated corporate expenses	(51,275)	(47,709)	(101,045)	(104,058)
Restructuring charges	(31,843)	(22,443)	(36,158)	(26,042)
Goodwill impairment	—	(118,599)	—	(118,599)
Proxy solicitation fees	—	(4,538)	—	(10,905)
Gain on debt redemption	—	228	—	3,064
Foreign currency gain on intercompany loans	712	—	5,350	—
CEO and Board transition costs	(2,631)	—	(2,631)	—
Strategic review costs	(5,975)	—	(8,665)	—
Benefit for income taxes	13,797	9,415	1,238	12,665
Net loss	$(24,867)	$(141,535)	$(27,752)	$(149,272)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
4. Earnings per Share (EPS)
The calculation of basic and diluted earnings per share is presented below. The sum of the earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,867)	$(141,535)	$(27,752)	$(149,272)
Denominator:
Weighted-average shares used in basic EPS (1)	178,696	175,695	177,872	175,094

Basic net loss per share	$(0.14)	$(0.81)	$(0.16)	$(0.85)
Diluted net loss per share	$(0.14)	$(0.81)	$(0.16)	$(0.85)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	7,128	11,426	7,204	9,833
(1)    Due to the net loss for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, an additional 2.4 million, 3.7 million, 3.5 million and 4.1 million, respectively, of common stock equivalents were also excluded from the calculation of diluted earnings per share.

5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$22,565	$21,201
Supplies and service parts	27,491	25,522
Finished products	26,444	23,330
Total inventories	$76,500	$70,053

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
Finance receivables consisted of the following:

	June 30, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$975,820	$124,799	$1,100,619	$987,743	$143,466	$1,131,209
Unguaranteed residual values	37,395	6,566	43,961	38,059	7,211	45,270
Unearned income	(258,941)	(38,599)	(297,540)	(253,711)	(42,847)	(296,558)
Allowance for credit losses	(13,096)	(2,285)	(15,381)	(13,942)	(2,786)	(16,728)
Net investment in sales-type lease receivables	741,178	90,481	831,659	758,149	105,044	863,193
Loan receivables
Loan receivables	324,939	18,471	343,410	342,062	17,865	359,927
Allowance for credit losses	(7,221)	(157)	(7,378)	(6,346)	(153)	(6,499)
Net investment in loan receivables	317,718	18,314	336,032	335,716	17,712	353,428
Net investment in finance receivables	$1,058,896	$108,795	$1,167,691	$1,093,865	$122,756	$1,216,621

Maturities of gross finance receivables at June 30, 2024 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2024	$188,619	$41,375	$229,994	$202,892	$18,471	$221,363
2025	317,823	39,138	356,961	44,977	—	44,977
2026	238,192	24,029	262,221	30,891	—	30,891
2027	149,506	13,319	162,825	24,404	—	24,404
2028	69,320	5,532	74,852	15,975	—	15,975
Thereafter	12,360	1,406	13,766	5,800	—	5,800
Total	$975,820	$124,799	$1,100,619	$324,939	$18,471	$343,410

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$966,927	$123,377	$323,006	$18,360	$1,431,670
Past due amounts > 90 days	8,893	1,422	1,933	111	12,359
Total	$975,820	$124,799	$324,939	$18,471	$1,444,029

	December 31, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$977,744	$140,857	$339,789	$17,664	$1,476,054
Past due amounts > 90 days	9,999	2,609	2,273	201	15,082
Total	$987,743	$143,466	$342,062	$17,865	$1,491,136

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	422	(81)	2,839	275	3,455
Write-offs	(2,134)	(402)	(2,836)	(268)	(5,640)
Recoveries	886	130	873	—	1,889
Other	(20)	(148)	(1)	(3)	(172)
Balance at June 30, 2024	$13,096	$2,285	$7,221	$157	$22,759

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	1,035	250	2,067	160	3,512
Write-offs	(2,374)	(779)	(2,668)	(145)	(5,966)
Recoveries	1,460	134	1,061	—	2,655
Other	3	(64)	17	10	(34)
Balance at June 30, 2023	$14,255	$2,434	$5,264	$164	$22,117

The table below shows write-offs of gross finance receivables by year of origination.

	June 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$63	$542	$914	$487	$312	$218	$3,104	$5,640

	June 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$272	$688	$936	$601	$366	$290	$2,813	$5,966

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

	June 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$104,885	$237,572	$196,386	$126,665	$78,574	$58,928	$252,945	$1,055,955
Medium	17,798	37,847	30,010	22,380	14,097	14,132	47,644	183,908
High	1,967	4,628	3,750	3,177	2,086	1,165	12,637	29,410
Not Scored	37,484	45,477	30,921	19,722	7,868	3,100	30,184	174,756
Total	$162,134	$325,524	$261,067	$171,944	$102,625	$77,325	$343,410	$1,444,029

	December 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$261,583	$222,947	$155,193	$96,986	$46,635	$27,164	$264,232	$1,074,740
Medium	46,208	35,891	24,483	16,027	10,503	8,041	62,910	204,063
High	4,455	4,217	2,554	1,853	740	862	7,487	22,168
Not Scored	59,335	49,839	33,494	15,944	5,089	1,166	25,298	190,165
Total	$371,581	$312,894	$215,724	$130,810	$62,967	$37,233	$359,927	$1,491,136

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Profit recognized at commencement	$27,245	$30,839	$54,206	$62,661
Interest income	38,045	39,181	76,012	78,112
Total lease income from sales-type leases	$65,290	$70,020	$130,218	$140,773

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2024	$9,818
2025	17,411
2026	16,389
2027	8,950
2028	1,173
Thereafter	2,744
Total	$56,485

7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,169	$(102,477)	$52,692	$155,712	$(95,409)	$60,303
Software & technology	2,965	(1,318)	1,647	3,047	(1,100)	1,947
Total intangible assets	$158,134	$(103,795)	$54,339	$158,759	$(96,509)	$62,250

Amortization expense for both the three months ended June 30, 2024 and 2023 was $4 million and amortization expense for both the six months ended June 30, 2024 and 2023 was $8 million.
Future amortization expense as of June 30, 2024 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2024	$7,859
2025	15,514
2026	14,524
2027	11,470
2028	2,438
Thereafter	2,534
Total	$54,339

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2023	Currency impact	June 30, 2024
SendTech Solutions	$510,646	$(6,796)	$503,850
Presort Services	223,763	—	223,763
Total goodwill	$734,409	$(6,796)	$727,613

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

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$44,687	$146,980	$—	$191,667
Equity securities	—	16,644	—	16,644
Commingled fixed income securities	1,580	4,380	—	5,960
Government and related securities	8,125	13,275	—	21,400
Corporate debt securities	—	51,548	—	51,548
Mortgage-backed / asset-backed securities	—	112,365	—	112,365
Derivatives
Interest rate swap	—	4,810	—	4,810
Total assets	$54,392	$350,002	$—	$404,394

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,366	$188,484	$—	$201,850
Equity securities	—	15,341	—	15,341
Commingled fixed income securities	1,581	5,741	—	7,322
Government and related securities	11,489	18,999	—	30,488
Corporate debt securities	—	54,330	—	54,330
Mortgage-backed / asset-backed securities	—	119,901	—	119,901
Derivatives
Interest rate swap	—	8,425	—	8,425
Total assets	$26,436	$411,221	$—	$437,657

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses charged to earnings in the six months ended June 30, 2024 and 2023.

Available-for-sale securities consisted of the following:

	June 30, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$24,929	$(6,551)	$18,378
Corporate debt securities	62,572	(11,024)	51,548
Commingled fixed income securities	1,811	(231)	1,580
Mortgage-backed / asset-backed securities	139,887	(27,522)	112,365
Total	$229,199	$(45,328)	$183,871

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,048	$(7,018)	$28,030
Corporate debt securities	65,008	(10,678)	54,330
Commingled fixed income securities	1,788	(207)	1,581
Mortgage-backed / asset-backed securities	146,022	(26,121)	119,901
Total	$247,866	$(44,024)	$203,842

Investment securities in a loss position were as follows:

	June 30, 2024		December 31, 2023
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$18,378	$6,551	$28,030	$7,018
Corporate debt securities	51,376	11,022	51,948	10,466
Mortgage-backed / asset-backed securities	112,365	27,522	119,901	26,121
Total	$182,119	$45,095	$199,879	$43,605

Less than 12 continuous months
Corporate debt securities	$172	$2	$2,382	$212
Commingled fixed income securities	1,580	231	1,581	207
Total	$1,752	$233	$3,963	$419
At June 30, 2024, all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.
Scheduled maturities of available-for-sale securities at June 30, 2024 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$1,986	$1,752
After 1 year through 5 years	6,739	6,186
After 5 years through 10 years	65,737	55,512
After 10 years	154,737	120,421
Total	$229,199	$183,871
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at June 30, 2024 and December 31, 2023 totaled $285 million and $265 million, respectively. Held-to-maturity securities include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years.

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

Interest Rate Swaps
At June 30, 2024, we had outstanding interest rate swap agreements that effectively convert $200 million of variable rate debt to fixed rates. Under the terms of the interest rate swaps, we pay fixed-rate interest of 0.585% and receive variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly.
These swaps are designated as cash flow hedges and are recorded at fair value at the end of each reporting period. Changes in fair value are reflected in AOCL. The impact of these interest rate swaps was as follows:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swap	$(2,098)	$586	Interest expense	$2,584	$138

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swap	$(3,615)	$(2,000)	Interest expense	$5,175	$275

Foreign Exchange Contracts
In the first half of 2023, we had outstanding foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term interest-bearing intercompany loans denominated in a foreign currency. These foreign exchange contracts were not designated as hedging instruments and the revaluation of intercompany loans and the change in fair value of these derivatives were recorded in earnings. The mark-to-market adjustment on these foreign exchange contracts for the three and six months ended June 30, 2023, was a gain of $6 million and a gain of $7 million, respectively, and significantly offset the corresponding loss on the revaluation of intercompany loans.

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

	June 30, 2024	December 31, 2023
Carrying value	$2,122,324	$2,146,032
Fair value	$1,941,153	$1,893,620

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
2024 Plan
As part of our ongoing initiatives to accelerate value creation, at the end of the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan") to realize cost reductions and improve efficiencies. During the second quarter, we eliminated 367 positions and incurred pre-tax charges of $26 million and in July 2024, we eliminated an additional 184 positions and will record pre-tax charges of $8 million in connection with the 2024 Plan.
We anticipate incurring additional charges in future periods related to further workforce reductions contemplated by the 2024 Plan. We expect to complete these actions by the end of the first half of 2025.
2023 Plan
We completed the remaining actions under the 2023 Plan in the second quarter. During the second quarter, we eliminated 34 positions and incurred pre-tax charges of $6 million. Under this plan, we eliminated 1,049 positions and cumulative charges were $69 million.
Activity in our restructuring reserves was as follows:

	2024 Plan	2023 Plan	Total
Balance at January 1, 2024	$—	$26,128	$26,128
Amounts charged to expense	25,537	10,621	36,158
Cash payments	—	(26,697)	(26,697)
Noncash activity	—	(875)	(875)
Balance at June 30, 2024	$25,537	$9,177	$34,714

	2023 Plan	Prior Plan	Total
Balance at January 1, 2023	$—	$7,647	$7,647
Amounts charged to expense	22,443	3,599	26,042
Cash payments	(1,637)	(11,246)	(12,883)
Noncash activity	(1,478)	—	(1,478)
Balance at June 30, 2023	$19,328	$—	$19,328

Components of restructuring expense were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	2024 Plan	2023 Plan	Total	2023 Plan	Prior Plan	Total
Severance	$25,537	$6,020	$31,557	$20,965	$—	$20,965
Facilities and other	—	286	286	1,478	—	1,478
Total	$25,537	$6,306	$31,843	$22,443	$—	$22,443

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	2024 Plan	2023 Plan	Total	2023 Plan	Prior Plan	Total
Severance	$25,537	$9,398	$34,935	$20,965	$3,057	$24,022
Facilities and other	—	1,223	1,223	1,478	542	2,020
Total	$25,537	$10,621	$36,158	$22,443	$3,599	$26,042

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2024	December 31, 2023
Term loan due March 2026	SOFR + 2.25%	$261,500	$285,500
Notes due March 2027	6.875%	380,000	380,000
Notes due March 2028	SOFR + 6.9%	272,938	274,313
Term loan due March 2028	SOFR + 4.0%	435,375	437,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		540	1,181
Principal amount		2,161,194	2,189,460
Less: unamortized costs, net		38,870	43,428
Total debt		2,122,324	2,146,032
Less: current portion long-term debt		57,290	58,931
Long-term debt		$2,065,034	$2,087,101

At June 30, 2024, the interest rate on the 2026 Term Loan was 7.7%, the interest rate on the 2028 Term Loan was 9.5% and the interest rate on the March 2028 notes was 12.2%.
The credit agreement that governs our secured revolving credit facility and the term loan due March 2026 (the "Credit Agreement") contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the credit agreement. The maximum leverage ratio was 4.0x as of June 30, 2024 and the minimum interest coverage ratio was 1.75x as of June 30, 2024 and increases to 2.0x as of March 31, 2025. At June 30, 2024, we were in compliance with these financial covenants.
In August 2024, we amended the Credit Agreement and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, allow for relief under our covenants for expenses incurred pursuant to the Ecommerce Restructuring (as discussed in Note 17 Subsequent Events).
Management expects that we will remain in compliance with these amended financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At June 30, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$12	$10	$184	$194	$93	$88
Interest cost	14,966	16,089	5,167	5,334	1,135	1,306
Expected return on plan assets	(21,909)	(21,613)	(6,402)	(7,515)	—	—
Amortization of prior service (credit) cost	(5)	(5)	73	72	—	—
Amortization of net actuarial loss (gain)	4,972	4,416	1,913	522	(292)	(357)
Settlement	—	314	—	—	—	—
Net periodic benefit (income) cost	$(1,964)	$(789)	$935	$(1,393)	$936	$1,037
Contributions to benefit plans	$1,252	$1,908	$380	$512	$3,901	$2,838

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$24	$20	$372	$388	$185	$177
Interest cost	29,932	32,178	10,368	10,556	2,271	2,611
Expected return on plan assets	(43,818)	(43,226)	(12,852)	(14,859)	—	—
Amortization of prior service (credit) cost	(10)	(10)	147	142	—	—
Amortization of net actuarial loss (gain)	9,944	8,833	3,836	1,027	(587)	(713)
Settlement	—	314	—	—	—	—
Net periodic benefit (income) cost	$(3,928)	$(1,891)	$1,871	$(2,746)	$1,869	$2,075
Contributions to benefit plans	$2,321	$3,035	$7,378	$15,545	$7,601	$6,616

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2024 was 35.7% and 4.3%, respectively. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted annual income earned in foreign jurisdictions offset by U.S. losses will result in higher quarterly and annual effective rates for the remainder of the year. The effective tax rate for the three and six months ended June 30, 2023 was 6.2% and 7.8%, respectively, primarily due to a benefit of $1 million on the $119 million goodwill impairment charge as the majority of this charge was nondeductible.
On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 10% of our unrecognized tax benefits.
The Internal Revenue Service examination of our consolidated U.S. Federal income tax returns for tax years prior to 2020 are closed to audit, except for review of the Tax Cuts and Jobs Act Sec. 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2018. For our significant non-U.S. jurisdictions, the U.K., France and Germany are closed through 2021, 2019 and 2016, respectively. Canada is closed to examination through 2018 except for a specific issue under current exam and in Appeals. We also have other less significant tax filings currently subject to examination.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2024	$270,338	$3,027,030	$(863,811)	$(2,825,912)	$(392,355)
Net loss	—	(24,867)	—	—	(24,867)
Other comprehensive loss	—	—	(1,712)	—	(1,712)
Dividends paid ($0.05 per common share)	—	(8,953)	—	—	(8,953)
Issuance of common stock	—	(48,428)	—	44,249	(4,179)
Stock-based compensation expense	—	4,177	—	—	4,177
Balance at June 30, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2023	$323,338	$5,060,852	$(819,978)	$(4,504,248)	$59,964
Net loss	—	(141,535)	—	—	(141,535)
Other comprehensive income	—	—	11,985	—	11,985
Dividends paid ($0.05 per common share)	—	(8,800)	—	—	(8,800)
Issuance of common stock	—	(4,706)	—	4,775	69
Stock-based compensation expense	—	2,830	—	—	2,830
Balance at June 30, 2023	$323,338	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(27,752)	—	—	(27,752)
Other comprehensive loss	—	—	(14,278)	—	(14,278)
Dividends paid ($0.10 per common share)	—	(17,785)	—	—	(17,785)
Issuance of common stock	—	(90,059)	—	83,994	(6,065)
Stock-based compensation expense	—	6,567	—	—	6,567
Balance at June 30, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2023	$323,338	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	(149,272)	—	—	(149,272)
Other comprehensive income	—	—	27,571	—	27,571
Dividends paid ($0.10 per common share)	—	(17,525)	—	—	(17,525)
Issuance of common stock	—	(56,314)	—	53,325	(2,989)
Stock-based compensation expense	—	6,075	—	—	6,075
Balance at June 30, 2023	$323,338	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedges
Cost of sales	$—	$(34)	$—	$(33)
Interest expense, net	2,584	138	5,175	275
Total before tax	2,584	104	5,175	242
Income tax provision	646	26	1,294	61
Net of tax	$1,938	$78	$3,881	$181

Available-for-sale securities
Financing revenue	$(487)	$(1)	$(1,135)	$9
Income tax (benefit) provision	(122)	—	(284)	2
Net of tax	$(365)	$(1)	$(851)	$7

Pension and postretirement benefit plans
Prior service costs	$(68)	$(67)	$(137)	$(132)
Actuarial losses	(6,593)	(4,581)	(13,193)	(9,147)
Settlement	—	(314)	—	(314)
Total before tax	(6,661)	(4,962)	(13,330)	(9,593)
Income tax benefit	(1,654)	(1,223)	(3,282)	(2,365)
Net of tax	$(5,007)	$(3,739)	$(10,048)	$(7,228)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income (loss) before reclassifications	964	(1,843)	—	(20,417)	(21,296)
Reclassifications into earnings	(3,881)	851	10,048	—	7,018
Net other comprehensive (loss) income	(2,917)	(992)	10,048	(20,417)	(14,278)
Balance at June 30, 2024	$4,045	$(34,455)	$(747,404)	$(87,709)	$(865,523)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive (loss) income before reclassifications	(1,506)	1,957	—	20,080	20,531
Reclassifications into earnings	(181)	(7)	7,228	—	7,040
Net other comprehensive (loss) income	(1,687)	1,950	7,228	20,080	27,571
Balance at June 30, 2023	$10,816	$(37,490)	$(708,828)	$(72,491)	$(807,993)

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

	Six Months Ended June 30,
	2024	2023
Balance at beginning of year	$6,139	$5,864
Amounts charged to expense	5,632	3,652
Write-offs, recoveries and other	(1,692)	(5,299)
Balance at end of period	$10,079	$4,217

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
Cash interest paid	$85,539	$75,425
Cash income tax (refunds) payments, net	$31,323	$15,100
Noncash activity
Capital assets obtained under capital lease obligations	$14,579	$1,495

Other, net within cash flows from operating activities includes $5 million of losses from the disposal of fixed assets for both the six months ended June 30, 2024 and 2023.

As of June 30, 2024, we have entered into equipment leases with aggregate payments of $5 million and terms ranging from three to seven years that have not commenced.

17. Subsequent Events
On August 8, 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the Company’s Global Ecommerce reporting segment. In connection with the wind-down, an affiliate of Hilco Commercial Industrial, LLC (“Hilco”) subscribed for 81% of the voting interests in the subsidiary, DRF Logistics, LLC owning a majority of the Global Ecommerce segment’s net assets and operations (DRF Logistics, LLC and its subsidiary, DRF LLC, the “Ecommerce Debtors”) for de minimis consideration (the “GEC Sale”), with a subsidiary of Pitney Bowes retaining 19% of the voting interests and 100% of the economic interests. Subsequent to the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind-down of the Ecommerce Debtors (the “GEC Chapter 11 Cases”). We refer to the GEC Sale, the GEC Chapter 11 Cases and any associated transactions as the “Ecommerce Restructuring”.
As a result of the Ecommerce Restructuring, we expect to recognize a pre-tax loss currently estimated to be approximately $200 million, which we expect will be partially offset by the benefit of tax losses. Both the pre-tax loss and the historical financial results of the Ecommerce Debtors are expected to be reported as discontinued operations.
In connection with the contemplated GEC Chapter 11 Cases, we entered into a Restructuring Support Agreement (the “RSA”) with the Ecommerce Debtors. The RSA provides, among other things, an orderly wind-down of the Ecommerce Debtors, shared services between the Company and the Ecommerce Debtors for a period of time, a global settlement between the Company and the Ecommerce Debtors and a senior secured, super-priority debtor-in-possession term loan (the “DIP Facility”) in an aggregate principal amount of up to $47 million.
The Company and the Ecommerce Debtors have entered into a master settlement agreement (the “Settlement Agreement”), which attaches the RSA and the DIP Facility and which contemplates the separation of the relationship and transactions among the Company and its subsidiaries and the Ecommerce Debtors, including the settlement and release of claims the Ecommerce Debtors may have against the Company. The Settlement Agreement is subject to the approval of the Bankruptcy Court and there is no assurance that such approval will be granted.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
To facilitate the GEC Sale, on August 8, 2024, we amended the Credit Agreement and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, permit the Ecommerce Restructuring, funding under the DIP Facility, amend certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, release the guarantees provided by the Ecommerce Debtors and the liens on the assets of the Ecommerce Debtors and reduce the total aggregate amount of permitted borrowings under the revolving credit facility from $500 million to $400 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act) may change based on various factors. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current expectations and assumptions, which we believe are reasonable; however, such statements are subject to risks and uncertainties, and actual results could differ materially from those projected or assumed in any of our forward-looking statements. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend," "will," "forecast," "strategy," "goal," "should," "would," "could," "may" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements in this Form 10-Q speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference speak only as of the date of those documents.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the potential adverse effects of the Ecommerce Restructuring (as defined below) on our operations, management and employees and the risks associated with operating our business during the restructuring process and exit from the Global Ecommerce segment
•risks and uncertainties associated with the Ecommerce Restructuring including the ability to achieve anticipated benefits therefrom
•our ability to successfully implement the 2024 Plan (as defined below) and achieve expected cost reductions and improved efficiencies in connection therewith
•the loss of some of our larger clients in our Presort Services segment
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts of higher interest rates and the potential for future interest rate increases on our cost of debt
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events affecting us, our clients, or our suppliers
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company, our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•changes in labor and transportation availability and costs
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations

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
Recent Developments
On August 8, 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority the Company’s Global Ecommerce reporting segment. In connection with the wind-down, an affiliate of Hilco Commercial Industrial, LLC (“Hilco”) subscribed for 81% of the voting interests in the subsidiary, DRF Logistics, LLC owning a majority of the Global Ecommerce segment’s net assets and operations (DRF Logistics, LLC and its subsidiary, DRF LLC, the “Ecommerce Debtors”) for de minimis consideration (the “GEC Sale”), with a subsidiary of Pitney Bowes retaining 19% of the voting interests and 100% of the economic interests. Subsequent to the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind down of the Ecommerce Debtors (the “GEC Chapter 11 Cases”). We refer to the GEC Sale, the GEC Chapter 11 Cases and any associated transactions as the “Ecommerce Restructuring”.
As a result of the Ecommerce Restructuring, we expect to recognize a pre-tax loss currently estimated to be approximately $200 million, which we expect will be partially offset by the benefit of tax losses. Both the pre-tax loss and the financial results of the Ecommerce Debtors are expected to be reported as discontinued operations.
In connection with the contemplated GEC Chapter 11 Cases, we entered into a Restructuring Support Agreement (the “RSA”) with the Ecommerce Debtors to provide for, among other things, an orderly wind-down of the Ecommerce Debtors, shared services between the Company and the Ecommerce Debtors for a period of time, a global settlement between the Company and the Ecommerce Debtors, and a senior secured, super-priority debtor-in-possession term loan (the “DIP Facility”) in an aggregate principal amount of up to $47 million.
The Company and the Ecommerce Debtors have entered into a master settlement agreement (the “Settlement Agreement”), which attaches the RSA and the DIP Facility and which contemplates the separation of the relationship and transactions among the Company and its subsidiaries and the Ecommerce Debtors, including the settlement and release of claims the Ecommerce Debtors may have against the Company. The Settlement Agreement is subject to the approval of the Bankruptcy Court and there is no assurance that such approval will be granted.
To facilitate the GEC Sale, on August 8, 2024, we amended the credit agreement that governs our $500 million secured revolving credit facility and term loan due March 2026 (the "Credit Agreement") and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, permit the Ecommerce Restructuring, funding under the DIP Facility, amend certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, release the guarantees provided by the Ecommerce Debtors, and the liens on the assets of the Ecommerce Debtors, and reduce the total aggregate amount of permitted borrowings under the revolving credit facility from $500 million to $400 million.

RESULTS OF OPERATIONS
OUTLOOK
As a result of the Ecommerce Restructuring a majority of the financial results of the Global Ecommerce segment will no longer be included in our consolidated results and historical results are expected to be recast and reported as discontinued operations.
On a consolidated basis, we expect full-year 2024 revenue to be flat to a low-single digit decline compared to last year, and full-year 2024 EBIT of $340 - $355 million, updated for the Ecommerce Restructuring, incremental cost savings initiatives and improved first-half performance.
Within SendTech Solutions, mailing-related revenues are expected to decline driven by lower meter populations due to the migration to cloud-based solutions and a higher mix of lease extensions versus new lease sales but will be partially offset by growth in our shipping offerings. While the near-term impact of the shift to lease extensions versus new lease sales will result in declining equipment sales, this results in stable and continued cash flows over the lease term.
Within Presort Services, we expect revenue and margin improvements due to higher revenue-per-piece and lower costs driven by the investments made in automation and technology to drive efficiencies and improve productivity.
At the end of the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan") to realize cost reductions and improve efficiencies. During the second quarter, we eliminated 367 positions and incurred pre-tax charges of $26 million. We expect these actions to generate annualized pre-tax savings of approximately $60 million by the end of 2025.
In July 2024, we eliminated an additional 184 positions and will recognize a pre-tax charge of $8 million in connection with the 2024 Plan. We expect these actions to generate annualized pre-tax savings of approximately $23 million by the end of 2025.
We anticipate incurring additional charges in future periods related to further workforce reductions contemplated by the 2024 Plan. Actions under the 2024 Plan are expected to be complete by the end of the first half of 2025.

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
Financial Results Summary - Three and Six Months Ended June 30:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$793,170	$776,481	2%	2%
Total costs and expenses	831,834	927,431	10%
Loss before taxes	(38,664)	(150,950)	74%
Benefit for income taxes	(13,797)	(9,415)	47%
Net loss	$(24,867)	$(141,535)	82%
Revenue increased $17 million in the second quarter of 2024 compared to the prior year period primarily due to higher business services revenue of $33 million, partially offset by lower support services revenue of $9 million and lower equipment sales of $7 million.
Total costs and expenses decreased $96 million compared to the prior year period primarily due to a non-cash goodwill impairment charge of $119 million in the prior year period. Other factors contributing to the decrease include:
•Costs of revenue (excluding financing interest expense) increased $9 million primarily due to higher cost of business services of $19 million, partially offset by lower cost of equipment sales of $6 million and lower cost of support services of $3 million.

•Selling, general and administrative (SG&A) expense decreased $3 million compared to the prior year period primarily driven by lower salary expense of $11 million due to savings as a result of the 2023 Plan and lower expenses from various cost savings initiatives, partially offset by higher variable compensation expense of $11 million and incremental CEO and Board transition costs and strategic review costs of $9 million.
•Restructuring charges increased $9 million compared to the prior year period primarily driven by actions taken under the 2023 and 2024 Plans.
•Interest expense, net, including financing interest expense, increased $7 million compared to the prior year period primarily due to higher interest rates.
The effective tax rate for the three months ended June 30, 2024 was 35.7%. See Note 12 for more information.
Net loss for the second quarter of 2024 was $25 million compared to a net loss of $142 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$1,623,679	$1,611,019	1%	1%
Total costs and expenses	1,652,669	1,772,956	7%
Loss before taxes	(28,990)	(161,937)	82%
Benefit for income taxes	(1,238)	(12,665)	(90)%
Net loss	$(27,752)	$(149,272)	81%
Revenue increased $13 million in the first half of 2024 compared to the prior year period primarily due to higher business services revenue of $45 million, partially offset by lower support services revenue of $18 million, lower equipment sales of $12 million and lower supplies revenue of $3 million.
Total costs and expenses decreased $120 million compared to the prior year period primarily due to a non-cash goodwill impairment charge of $119 million in the prior year period. Other factors contributing to the decrease include:
•Costs of revenue (excluding financing interest expense) decreased $1 million primarily due to lower cost of equipment sales of $10 million and lower cost of support services of $7 million, partially offset by higher cost of business services of $19 million.
•SG&A expense decreased $28 million compared to the prior year period primarily driven by lower salary expense of $19 million due to savings as a result of the 2023 Plan, non-cash foreign currency revaluation gains on intercompany loans of $5 million, lower professional and outsourcing fees of $3 million and lower expenses from various cost savings initiatives, partially offset by higher variable compensation expense of $13 million and incremental CEO and Board transition costs and strategic review costs of $11 million.
•Restructuring charges increased $10 million compared to the prior year period primarily driven by actions taken under the 2023 and 2024 Plans.
•Interest expense, net, including financing interest expense, increased $15 million compared to the prior year period primarily due to higher interest rates.
The effective tax rate for the six months ended June 30, 2024 was 4.3%. See Note 12 for more information.
Net loss for the first half of 2024 was $28 million compared to a net loss of $149 million in the prior year period.

SEGMENT RESULTS
Effective January 1, 2024, we moved the digital delivery services offering from the Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to our current segment presentation.
Management measures segment profitability and performance by deducting from segment revenue the related costs and expenses attributable to the segment. Segment results exclude interest, taxes, unallocated corporate expenses, restructuring charges, goodwill impairment and other items not allocated to a business segment.

SendTech Solutions
SendTech Solutions provides clients with physical and digital shipping and mailing technology solutions and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats, as well as supplies and maintenance services for these offerings. We offer financing alternatives that enable clients to finance equipment and product purchases, a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies, and an interest-bearing deposit solution to clients who prefer to prepay postage. We also offer financing alternatives that enable clients to finance or lease other manufacturers’ equipment and provide working capital.
Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$33,651	$25,341	33%	33%
Support services	94,012	103,315	(9)%	(9)%
Financing	67,539	66,702	1%	1%
Equipment sales	72,753	79,451	(8)%	(8)%
Supplies	35,509	36,505	(3)%	(2)%
Rentals	16,691	17,011	(2)%	(2)%
Total revenue	320,155	328,325	(2)%	(2)%

Cost of business services	9,430	7,879	(20)%
Cost of support services	31,664	34,798	9%
Cost of equipment sales	50,314	55,751	10%
Cost of supplies	10,358	10,826	4%
Cost of rentals	4,433	5,084	13%
Total costs of revenue	106,199	114,338	7%

Gross margin	213,956	213,987	—%
Gross margin %	66.8%	65.2%

Selling, general and administrative	107,887	112,750	4%
Research and development	5,630	4,914	(15)%
Other components of pension and post retirement costs	(528)	(525)	1%
Adjusted Segment EBIT	$100,967	$96,848	4%
SendTech Solutions revenue decreased $8 million in the second quarter of 2024 compared to the prior year period. Support services revenue declined $9 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $7 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. These revenue declines were partially offset by an increase in business services revenue of $8 million primarily driven by growth in enterprise shipping subscriptions of $4 million and digital delivery services of $3 million due to growth in shipping labels printed.

Gross margin was flat compared to the prior year period; however, gross margin percentage increased to 66.8% from 65.2% compared to the prior year period. The increase in gross margin percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions and growth in digital delivery services. Despite revenue declines, gross margin percentage for support services remained flat and gross margin for equipment sales improved.
SG&A expense declined $5 million, primarily driven by lower employee-related expenses due to savings from the 2023 Plan.
Adjusted segment EBIT was $101 million in the second quarter of 2024 compared to $97 million for the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$66,176	$49,289	34%	34%
Support services	190,345	208,599	(9)%	(9)%
Financing	135,202	133,751	1%	1%
Equipment sales	150,156	162,061	(7)%	(7)%
Supplies	72,230	75,340	(4)%	(4)%
Rentals	33,483	34,280	(2)%	(2)%
Total revenue	647,592	663,320	(2)%	(2)%

Cost of business services	18,407	15,292	(20)%
Cost of support services	64,719	71,330	9%
Cost of equipment sales	102,873	112,466	9%
Cost of supplies	20,553	21,983	7%
Cost of rentals	9,117	10,444	13%
Total costs of revenue	215,669	231,515	7%

Gross margin	431,923	431,805	—%
Gross margin %	66.7%	65.1%

Selling, general and administrative	219,284	230,251	5%
Research and development	11,459	10,193	(12)%
Other components of pension and post retirement costs	(1,065)	(1,124)	(5)%
Adjusted Segment EBIT	$202,245	$192,485	5%
SendTech Solutions revenue decreased $16 million in the first half of 2024 compared to the prior year period. Support services revenue declined $18 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $12 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Supplies revenue declined $3 million primarily driven by a declining meter population. These revenue declines were partially offset by an increase in business services revenue of $17 million primarily driven by growth in enterprise shipping subscriptions of $7 million and digital delivery services of $6 million due to growth in shipping labels printed.
Gross margin was flat compared to the prior year period; however, gross margin percentage increased to 66.7% from 65.1% compared to the prior year period. The increase in gross margin percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions and growth in digital delivery services. Despite revenue declines, gross margin percentage for support services, equipment sales and supplies were comparable to the prior year period.
SG&A expense declined $11 million, primarily driven by lower employee-related expenses due to savings from the 2023 Plan.
Adjusted segment EBIT was $202 million in the first half of 2024 compared to $192 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$146,858	$143,107	3%	3%
Cost of Business Services	100,800	104,068	3%
Gross Margin	46,058	39,039	18%
Gross Margin %	31.4%	27.3%

Selling, general and administrative	18,960	18,555	(2)%
Other components of net pension and postretirement costs	50	55	9%
Adjusted segment EBIT	$27,048	$20,429	32%
Despite a 2% decrease in total mail volumes, revenue increased $4 million in the second quarter of 2024 compared to the prior year period primarily due to pricing actions to mitigate inflationary pressures. The processing of First Class Mail and Marketing Mail Flats/Bound Printed Matter contributed revenue increases of $3 million and $1 million, respectively.
Gross margin increased $7 million and gross margin percentage increased from 27.3% in the prior period to 31.4% primarily due to the increase in revenue and the continuing benefits from investments in automation and higher-throughput sortation equipment. Gross margin also benefited from lower transportation costs of $2 million driven by improvements in network management.
SG&A expense was flat compared to the prior year period.
Adjusted segment EBIT was $27 million in the second quarter of 2024 compared to $20 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$316,665	$302,009	5%	5%
Cost of Business Services	208,127	216,564	4%
Gross Margin	108,538	85,445	27%
Gross Margin %	34.3%	28.3%

Selling, general and administrative	41,061	38,000	(8)%
Other components of net pension and postretirement costs	100	111	10%
Adjusted segment EBIT	$67,377	$47,334	42%
Despite a 2% decrease in total mail volumes, revenue increased $10 million in the first half of 2024 compared to the prior year period primarily due to pricing actions to mitigate inflationary pressures. The processing of First Class Mail and Marketing Mail Flats/Bound Printed Matter contributed revenue increases of $8 million and $2 million, respectively. Revenue was also favorably impacted by a $5 million adjustment related to prior periods. Refer to Note 1 Basis of Presentation for further information.
Gross margin increased $23 million and gross margin percentage increased from 28.3% in the prior period to 34.3% primarily due to the increase in revenue and the continuing benefits from investments in automation and higher-throughput sortation equipment. Gross margin also benefited from lower transportation costs of $4 million driven by improvements in network management.

SG&A expense increased $3 million primarily due to higher credit loss provision of $2 million.
Adjusted segment EBIT was $67 million in the first half of 2024, which includes a $5 million benefit from the revenue adjustment related to prior periods, compared to $47 million in the prior year period.

Global Ecommerce
Global Ecommerce includes the revenue and related expenses from business to consumer logistics services for domestic and cross-border delivery, returns and fulfillment. Our domestic parcel services provide retailers domestic parcel delivery and returns services for its end consumers through our nationwide parcel sortation centers and transportation network. Our cross-border services offers our clients a range of services to manage their international shopping and parcel shipping experience. See “Recent Developments” above for further information.
Financial performance for the Global Ecommerce segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$326,157	$305,049	7%	7%
Cost of Business Services	319,526	298,345	(7)%
Gross Margin	6,631	6,704	(1)%
Gross Margin %	2.0%	2.2%

Selling, general and administrative	36,586	41,347	12%
Research and development	980	2,840	65%
Adjusted segment EBIT	$(30,935)	$(37,483)	17%
Global Ecommerce revenue increased $21 million in the second quarter of 2024 compared to the prior year period. Domestic parcel delivery contributed revenue growth of $26 million, driven by an increase in domestic parcel volumes, which was partially offset by cross-border revenue declines of $6 million.
Gross margin and gross margin percentage were flat compared to the prior year period. Domestic parcel delivery gross margin decreased $4 million compared to the prior year period primarily due to client/product mix and pricing pressures, which more than offset the increase in volumes and lower cost per piece, driven in part by lower transportation costs. Cross-border services gross margin increased $3 million primarily driven by one-time non-operational adjustments.
SG&A expense declined $5 million compared to the prior year period, primarily due to lower employee-related expenses due to savings from the 2023 Plan.
Adjusted segment EBIT was a loss of $31 million in the second quarter of 2024 compared to a loss of $37 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$659,422	$645,690	2%	2%
Cost of Business Services	649,589	624,346	(4)%
Gross Margin	9,833	21,344	(54)%
Gross Margin %	1.5%	3.3%

Selling, general and administrative	74,191	86,754	14%
Research and development	2,004	5,245	62%
Adjusted segment EBIT	$(66,362)	$(70,655)	6%

Global Ecommerce revenue increased $14 million in the first half of 2024 compared to the prior year period. Domestic parcel delivery contributed revenue growth of $49 million, driven by an increase in domestic parcel volumes, which was partially offset by cross-border revenue declines of $36 million due to lower volumes primarily driven by changes in how two of our largest clients access our services.
Gross margin decreased $12 million and gross margin percentage decreased to 1.5% from 3.3% compared to the prior year period. Domestic parcel delivery gross margin decreased $13 million compared to the prior year period primarily due to client/product mix and pricing pressures, which more than offset the increase in volumes and lower cost per piece, driven in part by lower transportation costs.
SG&A expense declined $13 million compared to the prior year period, primarily due to lower employee-related expenses due to savings from the 2023 Plan.
Adjusted segment EBIT was a loss of $66 million in the first half of 2024 compared to a loss of $71 million in the prior year period.

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
Unallocated corporate expenses were as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Unallocated corporate expenses	$51,275	$47,709	(7)%
Unallocated corporate expenses for the second quarter of 2024 increased $4 million compared to the prior year period primarily due to higher variable compensation expense of $11 million, partially offset by lower professional and outsourcing fees of $4 million and lower salary expense of $3 million.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Unallocated corporate expenses	$101,045	$104,058	3%
Unallocated corporate expenses for the first half of 2024 decreased $3 million compared to the prior year period primarily due to lower professional and outsourcing fees of $7 million, lower salary expense of $5 million and improvements driven by overall cost savings initiatives, which was partially offset by higher variable compensation expense of $15 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At June 30, 2024, we had cash, cash equivalents and short-term investments of $612 million, which includes $68 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
The Credit Agreement contains certain financial covenants that require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the Credit Agreement. The maximum leverage ratio was 4.0x as of June 30, 2024 and the minimum interest coverage ratio was 1.75x as of June 30, 2024 and increases to 2.0x as of March 31, 2025. As of June 30, 2024, we were in compliance with these financial covenants.
To facilitate the GEC Sale, on August 8, 2024, we amended the Credit Agreement and the note purchase agreement that governs our $275 million notes due March 2028. These amendments, among other things, permit the Ecommerce Restructuring, funding under the DIP Facility, amend certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, release the guarantees provided by the Ecommerce Debtors and the liens on the assets of the Ecommerce Debtors, and reduce the total aggregate amount of permitted borrowings under the revolving credit facility from $500 million to $400 million.
Management expects that we will remain in compliance with these amended financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be accelerated by our lenders. As of June 30, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by substantially all of the assets of the Company.
In connection with the contemplated GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, will provide funding to the Ecommerce Debtors through the DIP Facility. We expect our funding requirements under this facility will not exceed $47 million. The DIP Facility will bear interest at 10%, and matures on November 29, 2024, unless otherwise extended by the parties.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2024	2023	Change
Net cash from operating activities	$80,329	$(39,758)	$120,087
Net cash from investing activities	(27,713)	(60,696)	32,983
Net cash from financing activities	(60,807)	(32,553)	(28,254)
Effect of exchange rate changes on cash and cash equivalents	(2,714)	4,730	(7,444)
Change in cash and cash equivalents	$(10,905)	$(128,277)	$117,372
Operating Activities
Cash flows from operating activities in the first half of 2024 improved $120 million compared to the prior year period driven primarily by a decline in finance receivables and lower payments of accounts payable and accrued liabilities.
Investing Activities
Cash flows from investing activities for the first half of 2024 improved $33 million compared to the prior year period primarily due to higher cash from investment activity of $14 million, lower capital expenditures of $14 million and lower investments in loans receivable of $11 million, partially offset by lower cash receipts from settlements of derivative contracts of $6 million.
Financing Activities
Cash flows from financing activities for the first half of 2024 declined $28 million compared to the prior year period primarily due to a decrease in customer account deposits at the Bank of $53 million, partially offset by lower repayments of debt of $26 million.
We paid dividends of $9 million in the quarter and $18 million through June 30, 2024. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. Under the terms of the March 2028 note purchase agreement, the annual amount of permitted dividend payments is capped at the lesser of $36 million or a maximum dividend yield of 6.25%. In addition, share repurchases would further limit this amount. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Off-Balance Sheet Arrangements
At June 30, 2024, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2023 Annual Report.

Critical Accounting Estimates
There have been no significant changes to the Critical Accounting Estimates disclosed in our 2023 Annual Report.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2024.

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

We are subject to risks relating to the Ecommerce Restructuring and related transactions.
On August 8, 2024, we completed the GEC Sale. Following the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind-down of the Ecommerce Debtors (the “GEC Chapter 11 Cases”).
There are a number of risks and uncertainties to the Company that may be associated with the Ecommerce Restructuring, including, among others, those related to the costs of Chapter 11 proceedings and length of time necessary to implement the orderly wind-down of the Global Ecommerce business associated with the Ecommerce Debtors; the Ecommerce Debtors’ ability to navigate the Chapter 11 proceedings and consummate a Chapter 11 plan; potential impacts to the Company’s reputation and relationships with its customers, vendors, employees, and other counterparties; and impacts to the Company’s liquidity or results of operations.
Further, there can be no assurances that the Ecommerce Restructuring will limit the Company’s liability under certain contracts and obligations associated with the Ecommerce Debtors. It is possible that, as part of the Ecommerce Restructuring, claims may be asserted against the Company and/or its affiliates. As part of the Ecommerce Restructuring, the Company and the Ecommerce Debtors have entered into the Settlement Agreement, which attaches the RSA and the DIP Facility, and which includes a release of all existing or potential causes of action among the Company and the Ecommerce Debtors. The Settlement Agreement is subject to the approval of the Bankruptcy Court and there is no assurance that such approval will be granted. If the Settlement Agreement is not approved or substantial modifications are made to the terms of the Settlement Agreement, the Company may be subject to significant claims by the Ecommerce Debtors. Any assertions of claims against the Company or any of its affiliates, may require significant effort, resources, and money to defend or could result in material losses to the Company, and such losses could have a material negative effect on the Company’s business, financial condition, liquidity and results of operations. We can provide no assurance that any such claims, if asserted, will be resolved in manner that is satisfactory to the Company.
Furthermore, while we no longer control the management or policies of the Ecommerce Debtors, because we retained our economic equity interest therein, we remain exposed to all of the business risks and continued costs applicable to the Ecommerce Debtors, which represents a majority of the Global Ecommerce segment, subject to the bankruptcy filing until the anticipated wind-down and restructuring is complete. Such continued costs may be significant and, although Hilco anticipates the Ecommerce Restructuring will conclude by early 2025, there can be no assurance that the Ecommerce Restructuring will be completed on that timeline. In addition, management of the Company may continue to spend a significant amount of time and effort attending to matters related to the Ecommerce Restructuring instead of focusing on the Company’s business operations, which could have an adverse impact on their ability to execute our business plan and operations. Due to the inherent uncertainty of the restructuring process, the Company is not able to predict with certainty the timing, outcome or financial impact the Ecommerce Restructuring will have on the Company.
In addition, the Company anticipates achieving significant cost savings as well as expense reductions due to the Ecommerce Restructuring. The anticipated benefits, cost savings and expense reductions anticipated to be achieved from the Ecommerce Restructuring may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the restructuring may result in additional and unforeseen expenses. The Company will incur substantial expenses in connection with the Ecommerce Restructuring, and, while the Company has estimated a certain amount of expenses, such estimates may prove to be incorrect and the actual amount of expenses may be significantly greater than anticipated. If the Company is unable to achieve its anticipated cost savings or expense reductions, or the expenses associated with the Ecommerce Restructuring exceeds the Company’s estimates, the Company’s business, financial condition, liquidity and results of operations could be adversely impacted.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended June 30, 2024. We have remaining authorization to purchase up to $3 million of our common stock.

Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
None.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)	3.2
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)	3.3
10.1 *	Employment Letter between Lance Rosenzweig and Pitney Bowes, Inc. dated May 21, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 23, 2024)	10.1
10.2 *	Pitney Bowes Severance Plan (as amended and restated effective June 18, 2024)	10.2
10.3 *	Letter Agreement, dated April 8, 2024, between the Company and Jason Dies	10.3
10.4 *	Separation and General Release Agreement, dated May 21, 2024, between the Company and Jason Dies	10.4
10.5 *	Separation and General Release Agreement, dated June 30, 2024, between the Company and Gregg Zegras	10.5
10.6	Limited Liability Company Agreement, dated as of August 8, 2024, by and between Pitney Bowes International Holdings, Inc. and Hilco (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 9, 2024)	10.6
10.7	Form of Restructuring Support Agreement, dated as of August 8, 2024, by and between the Company and the Ecommerce Debtors (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on August 9, 2024)	10.7
10.8	Form of Settlement and Release Agreement, dated as of August 8, 2024, by and among (i) DRF Logistics, LLC and DRF, LLC, as proposed debtors and debtors-in-possession and (ii) the Company and Pitney Bowes International Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on August 9, 2024)	10.8
10.9	Seventh Amendment, dated as of August 8, 2024, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on August 9, 2024)	10.9
10.10	First Amendment to the Note Purchase Agreement, dated August 8, 2024, by and among Pitney Bowes Inc., the noteholders party thereto and Alter Domus (US) LLC, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on August 9, 2024)	10.10
10.11	Separation Agreement, dated as of August 7, 2024, by and between the Company and James Fairweather, Executive Vice President, Chief Innovation Officer (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on August 9, 2024)	10.11
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	August 9, 2024

/s/ John A. Witek

John A. Witek
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)