Form 10-Q
period 2024-09-30
PITNEY BOWES INC /DE/
filed 2024-11-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2024, 181,700,821 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Business services	$221,791	$203,269	$651,389	$638,714
Support services	90,956	101,855	281,301	310,454
Financing	68,614	68,572	203,816	202,323
Equipment sales	66,418	76,705	216,574	238,766
Supplies	35,428	35,695	107,658	111,035
Rentals	16,256	16,937	49,739	51,217
Total revenue	499,463	503,033	1,510,477	1,552,509
Costs and expenses:
Cost of business services	128,573	130,141	386,531	424,661
Cost of support services	30,117	33,332	94,836	105,190
Financing interest expense	16,095	16,813	48,663	46,112
Cost of equipment sales	49,075	52,952	151,948	166,303
Cost of supplies	10,051	10,498	30,604	32,607
Cost of rentals	4,079	4,289	13,196	14,859
Selling, general and administrative	189,989	182,744	569,625	583,174
Research and development	7,580	7,715	22,465	21,380
Restructuring charges	30,694	13,942	64,859	34,768
Goodwill impairment	—	—	—	43,209
Interest expense, net	27,764	26,363	83,323	70,822
Other components of net pension and postretirement income	(961)	(2,683)	(1,730)	(6,144)
Other expense (income)	50,287	—	50,287	(3,064)
Total costs and expenses	543,343	476,106	1,514,607	1,533,877
(Loss) income from continuing operations before taxes	(43,880)	26,927	(4,130)	18,632
(Benefit) provision for income taxes	(166,466)	9,115	(148,695)	18,331
Income from continuing operations	122,586	17,812	144,565	301
Loss from discontinued operations, net of tax	(261,058)	(30,331)	(310,789)	(162,092)
Net loss	$(138,472)	$(12,519)	$(166,224)	$(161,791)
Basic earnings (loss) per share:
Continuing operations	$0.68	$0.10	$0.81	$—
Discontinued operations	(1.45)	(0.17)	(1.74)	(0.92)
Net loss	$(0.77)	$(0.07)	$(0.93)	$(0.92)
Diluted earnings (loss) per share:
Continuing operations	$0.67	$0.10	$0.79	$—
Discontinued operations	(1.42)	(0.17)	(1.70)	(0.90)
Net loss	$(0.75)	$(0.07)	$(0.91)	$(0.90)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(138,472)	$(12,519)	$(166,224)	$(161,791)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $985, $(262), $330 and $314, respectively	34,738	(25,640)	14,321	(5,560)
Net unrealized loss on cash flow hedges, net of tax of $(721), $(439), $(1,693) and $(1,001), respectively	(2,136)	(1,316)	(5,053)	(3,003)
Net unrealized gain (loss) on investment securities, net of tax of $2,299, $(1,972), $1,987 and $(1,360), respectively	7,320	(6,280)	6,328	(4,330)
Amortization of pension and postretirement costs, net of tax of $1,560, $1,032, $4,842 and $3,397, respectively	4,731	3,158	14,779	10,386
Other comprehensive income (loss), net of tax	44,653	(30,078)	30,375	(2,507)
Comprehensive loss	$(93,819)	$(42,597)	$(135,849)	$(164,298)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$561,538	$600,054
Short-term investments (includes $1,823 and $2,382, respectively, reported at fair value)	13,972	22,166
Accounts and other receivables (net of allowance of $7,480 and $5,292, respectively)	188,794	200,242
Short-term finance receivables (net of allowance of $13,612 and $14,347, respectively)	530,698	563,536
Inventories	71,642	63,048
Current income taxes	19,730	564
Other current assets and prepayments (net of allowance of $29,311 as of September 30, 2024)	99,778	76,039
Assets of discontinued operations	—	532,441
Total current assets	1,486,152	2,058,090
Property, plant and equipment, net	228,826	254,078
Rental property and equipment, net	23,664	23,583
Long-term finance receivables (net of allowance of $8,088 and $8,880 respectively)	622,378	653,085
Goodwill	737,281	734,409
Intangible assets, net	17,014	20,400
Operating lease assets	121,533	126,492
Noncurrent income taxes	90,832	60,995
Other assets (includes $212,647 and $227,131, respectively, reported at fair value)	320,036	341,053
Total assets	$3,647,716	$4,272,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$852,566	$829,419
Customer deposits at Pitney Bowes Bank	670,678	640,323
Current operating lease liabilities	29,218	29,882
Current portion of long-term debt	56,466	58,931
Advance billings	74,153	76,258
Current income taxes	1,471	6,523
Liabilities of discontinued operations	—	257,106
Total current liabilities	1,684,552	1,898,442
Long-term debt	2,052,298	2,087,101
Deferred taxes on income	56,563	211,477
Tax uncertainties and other income tax liabilities	12,898	19,091
Noncurrent operating lease liabilities	117,812	126,568
Noncurrent customer deposits at Pitney Bowes Bank	58,977	73,972
Other noncurrent liabilities	183,495	224,110
Total liabilities	4,166,595	4,640,761

Commitments and contingencies (See Note 14)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,748,407	3,077,988
Accumulated other comprehensive loss	(820,870)	(851,245)
Treasury stock, at cost (88,994 and 93,972 shares, respectively)	(2,716,754)	(2,865,657)
Total stockholders’ deficit	(518,879)	(368,576)
Total liabilities and stockholders’ deficit	$3,647,716	$4,272,185

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(166,224)	$(161,791)
Loss from discontinued operations, net of tax	310,789	162,092
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	85,897	84,500
Allowance for credit losses	9,388	9,338
Allowance for DIP Facility	29,311	—
Stock-based compensation	10,321	6,725
Amortization of debt fees	9,462	7,604
Loss (gain) on debt refinancing	2,142	(3,064)
Restructuring charges	64,859	34,768
Restructuring payments	(53,919)	(25,152)
Pension contributions and retiree medical payments	(21,273)	(30,739)
Loss on sale of assets	8,068	8,294
Loss on revaluation of intercompany loans	13,481	—
Impairment charges	10,000	43,209
Other, net	(4,685)	3,328
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	6,964	27,822
Finance receivables	57,238	8,427
Inventories	(8,609)	3,847
Other current assets and prepayments	(25,411)	(4,333)
Accounts payable and accrued liabilities	1,522	(98,444)
Current and noncurrent income taxes	(192,179)	377
Advance billings	(2,526)	(4,926)
Net cash from operating activities - continuing operations	144,616	71,882
Net cash from operating activities - discontinued operations	(49,925)	(85,792)
Net cash from operating activities	94,691	(13,910)
Cash flows from investing activities:
Capital expenditures	(50,221)	(50,226)
Purchases of investment securities	(28,360)	(11,248)
Proceeds from sales/maturities of investment securities	48,719	16,100
Net investment in loan receivables	875	(17,039)
DIP Facility disbursement	(27,789)	—
Settlement of derivative contracts	—	(6,988)
Other investing activities, net	1,565	1,337
Net cash from investing activities - continuing operations	(55,211)	(68,064)
Net cash from investing activities - discontinued operations	(11,137)	(27,372)
Net cash from investing activities	(66,348)	(95,436)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	266,750
Principal payments of debt	(42,401)	(308,755)
Premiums and fees paid to redeem debt	(4,938)	(10,531)
Dividends paid to stockholders	(26,846)	(26,330)
Customer deposits at Pitney Bowes Bank	15,359	88,456
Other financing activities, net	(2,340)	(6,032)
Net cash from financing activities - continuing operations	(61,166)	3,558
Net cash from financing activities - discontinued operations	(6,855)	(5,617)
Net cash from financing activities	(68,021)	(2,059)
Effect of exchange rate changes on cash and cash equivalents	1,162	(311)
Change in cash and cash equivalents	(38,516)	(111,716)
Cash and cash equivalents at beginning of period	600,054	668,331
Cash and cash equivalents at end of period	$561,538	$556,615
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a technology-driven company that provides SaaS shipping solutions, mailing innovation, and financial services to clients around the world - including more than 90 percent of the Fortune 500. Small businesses to large enterprises, and government entities rely on Pitney Bowes to reduce the complexity of sending mail and parcels.

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
In the third quarter of 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the Global Ecommerce reporting segment. As a result, certain revenues, expenses, assets and liabilities are now reported as discontinued operations in our Condensed Consolidated Financial Statements. Amounts of the former Global Ecommerce segment that did not qualify for discontinued operations treatment primarily relate to operations that were dissolved or sold, shared services functions that are expected to wind-down by the end of 2024 and a cross-border services contract. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other." See Note 4 for further information
Effective January 1, 2024, we moved the digital delivery services offering from the former Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to the current segment presentation.
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

Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact this standard will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, including the rate reconciliation and taxes paid. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt this standard effective for the year ended December 31, 2024.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$35,091	$166,367	$20,333	$221,791	$—	$221,791
Support services	90,956	—	—	90,956	—	90,956
Financing	—	—	—	—	68,614	68,614
Equipment sales	19,852	—	—	19,852	46,566	66,418
Supplies	35,428	—	—	35,428	—	35,428
Rentals	—	—	—	—	16,256	16,256
Subtotal	181,327	166,367	20,333	368,027	$131,436	$499,463

Revenue from leasing transactions and financing	131,436	—	—	131,436
Total revenue	$312,763	$166,367	$20,333	$499,463

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$69,631	$—	$—	$69,631
Products/services transferred over time	111,696	166,367	20,333	298,396
Total	$181,327	$166,367	$20,333	$368,027

	Three Months Ended September 30, 2023
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$27,277	$152,451	$23,541	$203,269	$—	$203,269
Support services	101,855	—	—	101,855	—	101,855
Financing	—	—	—	—	68,572	68,572
Equipment sales	18,353	—	—	18,353	58,352	76,705
Supplies	35,695	—	—	35,695	—	35,695
Rentals	—	—	—	—	16,937	16,937
Subtotal	183,180	152,451	23,541	359,172	$143,861	$503,033

Revenue from leasing transactions and financing	143,861	—	—	143,861
Total revenue	$327,041	$152,451	$23,541	$503,033

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$71,634	$—	$—	$71,634
Products/services transferred over time	111,546	152,451	23,541	287,538
Total	$183,180	$152,451	$23,541	$359,172

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$101,267	$483,032	$67,090	$651,389	$—	$651,389
Support services	281,301	—	—	281,301	—	281,301
Financing	—	—	—	—	203,816	203,816
Equipment sales	65,517	—	—	65,517	151,057	216,574
Supplies	107,658	—	—	107,658	—	107,658
Rentals	—	—	—	—	49,739	49,739
Subtotal	555,743	483,032	67,090	1,105,865	$404,612	$1,510,477

Revenue from leasing transactions and financing	404,612	—	—	404,612
Total revenue	$960,355	$483,032	$67,090	$1,510,477

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$217,790	$—	$—	$217,790
Products/services transferred over time	337,953	483,032	67,090	888,075
Total	$555,743	$483,032	$67,090	$1,105,865

	Nine Months Ended September 30, 2023
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major products/service lines
Business services	$76,566	$454,460	$107,688	$638,714	$—	$638,714
Support services	310,454	—	—	310,454	—	310,454
Financing	—	—	—	—	202,323	202,323
Equipment sales	57,408	—	—	57,408	181,358	238,766
Supplies	111,035	—	—	111,035	—	111,035
Rentals	—	—	—	—	51,217	51,217
Subtotal	555,463	454,460	107,688	1,117,611	$434,898	$1,552,509

Revenue from leasing transactions and financing	434,898	—	—	434,898
Total revenue	$990,361	$454,460	$107,688	$1,552,509

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$222,193	$—	$—	$222,193
Products/services transferred over time	333,270	454,460	107,688	895,418
Total	$555,463	$454,460	$107,688	$1,117,611

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Our performance obligations for revenue from products and services are as follows:
Business services includes mail processing services, shipping subscription solutions and cross-border solutions. Revenues for mail processing services and cross-border solutions are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period.
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

Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2024	December 31, 2023	Increase/ (decrease)
Advance billings, current	Advance billings	$67,398	$69,295	$(1,897)
Advance billings, noncurrent	Other noncurrent liabilities	$384	$507	$(123)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the period includes $49 million of advance billings at the beginning of the period. Current advance billings shown above at both September 30, 2024 and December 31, 2023 does not include $7 million, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2024	2025	2026-2029	Total
SendTech Solutions	$65,826	$235,546	$404,978	$706,350
The amounts above do not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
3. Segment Information
Our reportable segments are SendTech Solutions and Presort Services. SendTech Solutions includes the revenue and related expenses from physical and digital shipping and mailing technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats. Presort Services includes the revenue and related expenses from sortation services that qualify large volumes of First Class Mail, Marketing Mail and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Other operations includes the revenue and related expenses of our former Global Ecommerce reportable segment that did not qualify for discontinued operations treatment. These operations represent previous operations that were dissolved or sold, shared services functions that are expected to wind-down by the end of 2024 and a cross-border services contract.
Management reports adjusted segment earnings before interest and taxes (EBIT) as its measure of segment profitability. Adjusted segment EBIT is calculated as segment revenue less the related costs and expenses attributable to the segment. Segment expenses exclude general corporate expenses, restructuring charges, goodwill impairment charges, interest, taxes and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to income or loss from continuing operations before income taxes.

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SendTech Solutions	$312,763	$327,041	$960,355	$990,361
Presort Services	166,367	152,451	483,032	454,460
Total segment revenue	479,130	479,492	1,443,387	1,444,821
Other	20,333	23,541	67,090	107,688
Total revenue	$499,463	$503,033	$1,510,477	$1,552,509

	Adjusted Segment EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SendTech Solutions	$104,228	$99,220	$306,473	$291,705
Presort Services	46,179	29,124	113,556	76,458
Total adjusted segment EBIT	150,407	128,344	420,029	368,163
Reconciliation of adjusted segment EBIT to net income or loss from continuing operations before income taxes:
Other operations	(4,236)	(2,595)	(4,824)	(1,017)
Interest expense, net	(43,859)	(43,176)	(131,986)	(116,934)
Corporate expenses	(43,386)	(41,704)	(144,431)	(145,762)
Restructuring charges	(30,694)	(13,942)	(64,859)	(34,768)
Goodwill impairment	—	—	—	(43,209)
Proxy solicitation fees	—	—	—	(10,905)
(Loss) gain on debt refinancing	(2,142)	—	(2,142)	3,064
Foreign currency loss on intercompany loans	(18,831)	—	(13,481)	—
Charges in connection with Ecommerce Restructuring	(38,145)	—	(38,145)	—
Asset impairment	(10,000)	—	(10,000)	—
Strategic review costs	(2,994)	—	(14,291)	—
(Loss) income from continuing operations before income taxes	$(43,880)	$26,927	$(4,130)	$18,632

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
In connection with the GEC Chapter 11 Cases, we entered into a Restructuring Support Agreement (the “RSA”) with the Ecommerce Debtors. The RSA provides for, among other things, an orderly wind-down of the Ecommerce Debtors, shared services between the Company and the Ecommerce Debtors for a period of time, a global settlement between the Company and the Ecommerce Debtors, and a senior secured, super-priority debtor-in-possession term loan (the “DIP Facility”) in an aggregate principal amount of up to $47 million. Through September 30, 2024, we provided funding under the DIP Facility of $28 million, which was fully reserved. It appears unlikely that the DIP Facility will be repaid in full.
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
Immediately prior to the GEC Sale, we had various intercompany receivables with the Ecommerce Debtors with an aggregate value of $116 million. After the GEC Sale, those intercompany receivables were converted to third-party receivables, for which we have ascribed a fair value of zero. Subsequent collections, if any, will be recorded when received or collection is assured.
We account for the investment in the Ecommerce Debtors using the equity method which requires the initial fair value of the investment to be recorded as an asset. We determined that the fair value of our economic interest in the Ecommerce Debtors was zero and is therefore not reflected in our consolidated balance sheet. While we no longer control the management of the Ecommerce Debtors, we retain an economic equity interest therein; however, such interest is not anticipated to receive any recovery or distribution as part of the Ecommerce Restructuring. We nevertheless remain exposed to the economic risks and continued costs applicable to the Ecommerce Debtors through our investment in the DIP Facility. Hilco anticipates the Ecommerce Restructuring will be substantially completed by the end of 2024.

Financial information of discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$115,797	$280,718	$728,462	$842,261
Cost of revenue	120,167	291,974	737,856	854,408
Selling, general and administrative	39,536	26,673	99,806	90,911
Goodwill impairment	—	—	—	75,390
Other	7,017	5,702	10,463	18,825
Total costs and expenses	166,720	324,349	848,125	1,039,534
Loss from discontinued operations	(50,923)	(43,631)	(119,663)	(197,272)
Loss on sale	(218,847)	—	(218,847)	—
Loss from discontinued operations before taxes	(269,770)	(43,631)	(338,510)	(197,272)
Tax benefit	(8,712)	(13,300)	(27,721)	(35,180)
Loss from discontinued operations, net of tax	$(261,058)	$(30,331)	$(310,789)	$(162,092)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

December 31, 2023
Cash and cash equivalents	$999
Accounts and other receivables, net	141,993
Inventories	7,005
Other current assets and prepayments	16,269
Property, plant and equipment, net	129,550
Intangible assets	41,850
Operating lease assets	183,467
Other assets	11,308
Assets of discontinued operations	$532,441

Accounts payable and accrued liabilities	$46,057
Current operating lease liabilities	30,187
Advance billings	12,829
Noncurrent operating lease liabilities	151,413
Other noncurrent liabilities	16,620
Liabilities of discontinued operations	$257,106

5. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below. The sum of the EPS amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Income from continuing operations	$122,586	$17,812	$144,565	$301
Loss from discontinued operations, net of tax	(261,058)	(30,331)	(310,789)	(162,092)
Net loss	$(138,472)	$(12,519)	$(166,224)	$(161,791)
Denominator:
Weighted-average shares used in basic EPS	180,242	176,099	178,695	175,428
Dilutive effect of common stock equivalents	3,596	4,270	3,750	4,155
Weighted-average shares used in diluted EPS	183,838	180,369	182,445	179,583

Basic earnings (loss) per share:
Continuing operations	$0.68	$0.10	$0.81	$—
Discontinued operations	(1.45)	(0.17)	(1.74)	(0.92)
Net loss	$(0.77)	$(0.07)	$(0.93)	$(0.92)

Diluted earnings (loss) per share:
Continuing operations	$0.67	$0.10	$0.79	$—
Discontinued operations	(1.42)	(0.17)	(1.70)	(0.90)
Net loss	$(0.75)	$(0.07)	$(0.91)	$(0.90)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	4,833	10,574	6,839	9,665
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$23,388	$21,201
Supplies and service parts	18,595	18,517
Finished products	29,659	23,330
Total inventories	$71,642	$63,048

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
Finance receivables consisted of the following:

	September 30, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$959,751	$129,659	$1,089,410	$987,743	$143,466	$1,131,209
Unguaranteed residual values	36,838	6,628	43,466	38,059	7,211	45,270
Unearned income	(258,680)	(38,641)	(297,321)	(253,711)	(42,847)	(296,558)
Allowance for credit losses	(12,939)	(2,277)	(15,216)	(13,942)	(2,786)	(16,728)
Net investment in sales-type lease receivables	724,970	95,369	820,339	758,149	105,044	863,193
Loan receivables
Loan receivables	319,259	19,962	339,221	342,062	17,865	359,927
Allowance for credit losses	(6,304)	(180)	(6,484)	(6,346)	(153)	(6,499)
Net investment in loan receivables	312,955	19,782	332,737	335,716	17,712	353,428
Net investment in finance receivables	$1,037,925	$115,151	$1,153,076	$1,093,865	$122,756	$1,216,621

Maturities of gross finance receivables at September 30, 2024 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2024	$95,959	$35,308	$131,267	$179,270	$19,962	$199,232
2025	332,861	42,106	374,967	48,009	—	48,009
2026	257,170	26,797	283,967	35,324	—	35,324
2027	167,598	15,649	183,247	29,205	—	29,205
2028	83,877	7,168	91,045	20,468	—	20,468
Thereafter	22,286	2,631	24,917	6,983	—	6,983
Total	$959,751	$129,659	$1,089,410	$319,259	$19,962	$339,221

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$951,747	$127,374	$316,976	$19,859	$1,415,956
Past due amounts > 90 days	8,004	2,285	2,283	103	12,675
Total	$959,751	$129,659	$319,259	$19,962	$1,428,631

	December 31, 2023
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$977,744	$140,857	$339,789	$17,664	$1,476,054
Past due amounts > 90 days	9,999	2,609	2,273	201	15,082
Total	$987,743	$143,466	$342,062	$17,865	$1,491,136

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	998	(7)	3,550	354	4,895
Write-offs	(3,232)	(636)	(5,116)	(349)	(9,333)
Recoveries	1,221	145	1,546	—	2,912
Other	10	(11)	(22)	22	(1)
Balance at September 30, 2024	$12,939	$2,277	$6,304	$180	$21,700

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2023	$14,131	$2,893	$4,787	$139	$21,950
Amounts charged to expense	1,339	800	3,246	305	5,690
Write-offs	(3,227)	(1,209)	(3,722)	(292)	(8,450)
Recoveries	2,058	151	1,488	—	3,697
Other	51	(181)	(52)	(6)	(188)
Balance at September 30, 2023	$14,352	$2,454	$5,747	$146	$22,699

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	September 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$67	$829	$1,382	$763	$543	$284	$5,465	$9,333

	September 30, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$833	$912	$1,141	$748	$447	$355	$4,014	$8,450
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

	September 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$150,519	$224,418	$180,767	$115,960	$71,999	$53,317	$254,787	$1,051,767
Medium	25,841	33,812	26,277	19,868	11,307	9,951	39,044	166,100
High	3,550	4,350	3,350	2,723	2,030	655	12,286	28,944
Not Scored	48,205	45,817	29,475	16,849	6,243	2,127	33,104	181,820
Total	$228,115	$308,397	$239,869	$155,400	$91,579	$66,050	$339,221	$1,428,631

	December 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$261,583	$222,947	$155,193	$96,986	$46,635	$27,164	$264,232	$1,074,740
Medium	46,208	35,891	24,483	16,027	10,503	8,041	62,910	204,063
High	4,455	4,217	2,554	1,853	740	862	7,487	22,168
Not Scored	59,335	49,839	33,494	15,944	5,089	1,166	25,298	190,165
Total	$371,581	$312,894	$215,724	$130,810	$62,967	$37,233	$359,927	$1,491,136

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Profit recognized at commencement	$24,071	$29,476	$78,277	$92,138
Interest income	38,264	38,588	114,277	116,700
Total lease income from sales-type leases	$62,335	$68,064	$192,554	$208,838

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

Remainder 2024	$5,056
2025	16,927
2026	17,196
2027	10,616
2028	1,459
Thereafter	3,829
Total	$55,083

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43,569	$(28,163)	$15,406	$44,112	$(25,659)	$18,453
Software & technology	3,129	(1,521)	1,608	3,047	(1,100)	1,947
Total intangible assets	$46,698	$(29,684)	$17,014	$47,159	$(26,759)	$20,400

Amortization expense for both the three months ended September 30, 2024 and 2023 was $1 million and amortization expense for both the nine months ended September 30, 2024 and 2023 was $3 million.
Future amortization expense as of September 30, 2024 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2024	$1,146
2025	4,381
2026	3,392
2027	3,123
2028	2,438
Thereafter	2,534
Total	$17,014

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2023	Currency impact	September 30, 2024
SendTech Solutions	$510,646	$2,872	$513,518
Presort Services	223,763	—	223,763
Total goodwill	$734,409	$2,872	$737,281

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

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$3,538	$176,704	$—	$180,242
Equity securities	—	17,525	—	17,525
Commingled fixed income securities	1,649	4,396	—	6,045
Government and related securities	8,706	13,925	—	22,631
Corporate debt securities	—	49,398	—	49,398
Mortgage-backed / asset-backed securities	—	115,335	—	115,335
Derivatives
Interest rate swap	—	2,099	—	2,099
Total assets	$13,893	$379,382	$—	$393,275

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$13,366	$188,484	$—	$201,850
Equity securities	—	15,341	—	15,341
Commingled fixed income securities	1,581	5,741	—	7,322
Government and related securities	11,489	18,999	—	30,488
Corporate debt securities	—	54,330	—	54,330
Mortgage-backed / asset-backed securities	—	119,901	—	119,901
Derivatives
Interest rate swap	—	8,425	—	8,425
Total assets	$26,436	$411,221	$—	$437,657

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. There were no unrealized losses charged to earnings in the nine months ended September 30, 2024 and 2023.

Available-for-sale securities consisted of the following:

	September 30, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$24,909	$(5,677)	$19,232
Corporate debt securities	57,174	(7,776)	49,398
Commingled fixed income securities	1,823	(174)	1,649
Mortgage-backed / asset-backed securities	137,417	(22,082)	115,335
Total	$221,323	$(35,709)	$185,614

	December 31, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,048	$(7,018)	$28,030
Corporate debt securities	65,008	(10,678)	54,330
Commingled fixed income securities	1,788	(207)	1,581
Mortgage-backed / asset-backed securities	146,022	(26,121)	119,901
Total	$247,866	$(44,024)	$203,842

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Investment securities in a loss position were as follows:

	September 30, 2024		December 31, 2023
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$19,232	$5,677	$28,030	$7,018
Corporate debt securities	49,224	7,775	51,948	10,466
Mortgage-backed / asset-backed securities	115,335	22,082	119,901	26,121
Total	$183,791	$35,534	$199,879	$43,605

Less than 12 continuous months
Corporate debt securities	$174	$1	$2,382	$212
Commingled fixed income securities	1,649	174	1,581	207
Total	$1,823	$175	$3,963	$419
At September 30, 2024, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.
Scheduled maturities of available-for-sale securities at September 30, 2024 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$1,998	$1,823
After 1 year through 5 years	7,689	7,213
After 5 years through 10 years	60,475	53,284
After 10 years	151,161	123,294
Total	$221,323	$185,614
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Held-to-maturity securities at September 30, 2024 and December 31, 2023 totaled $284 million and $265 million, respectively. Held-to-maturity securities include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years.

Simple Agreement for Future Equity (SAFE) Investment
In October 2022, we invested $10 million in Ambi Robotics Inc., a robotics solutions company, via a SAFE arrangement. The SAFE investment provides us the right to participate in future equity offerings by Ambi Robotics Inc. The investment was carried at cost and recorded in Other assets. Due to the loss by Ambi Robotics Inc. of a significant customer, in the third quarter of 2024 we determined the investment was impaired and recorded a $10 million impairment charge.

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

Interest Rate Swaps
We have outstanding interest rate swap agreements maturing December 31, 2024, that effectively convert $200 million of variable rate debt to fixed rates. Under the terms of the interest rate swaps, we pay fixed-rate interest of 0.585% and receive variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly.
These swaps are designated as cash flow hedges and are recorded at fair value at the end of each reporting period. Changes in fair value are reflected in AOCL. The impact of these interest rate swaps was as follows:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swap	$(2,711)	$(1,600)	Interest expense	$2,658	$137

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swap	$(6,326)	$(3,600)	Interest expense	$7,833	$412

Foreign Exchange Contracts
In the first nine months of 2023, we had outstanding foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term interest-bearing intercompany loans denominated in a foreign currency. These foreign exchange contracts were not designated as hedging instruments and the revaluation of intercompany loans and the change in fair value of these derivatives were recorded in earnings. The mark-to-market adjustment on these foreign exchange contracts for the three and nine months ended September 30, 2023 was a loss of $12 million and a loss of $4 million, respectively, and significantly offset the corresponding gain on the revaluation of intercompany loans.

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

	September 30, 2024	December 31, 2023
Carrying value	$2,108,764	$2,146,032
Fair value	$1,990,241	$1,893,620

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Restructuring Charges
2024 Plan
During the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan") to realize cost reductions and improve efficiencies. During the third quarter, under this plan, we eliminated approximately 2,300 positions and incurred charges of $36 million. We anticipate incurring additional charges in future periods related to further workforce reductions and expect to substantially complete these actions by the end of the first half of 2025.
2023 Plan
We completed our 2023 Plan in the second quarter of 2024. Under this plan, we eliminated 1,049 positions and recognized cumulative charges of $69 million.
Activity in our restructuring reserves was as follows:

	2024 Plan	2023 Plan	Total
Balance at January 1, 2024	$—	$26,128	$26,128
Amounts charged to expense - continuing operations	54,238	10,621	64,859
Amounts charged to expense - discontinued operations	7,265	—	7,265
Cash payments	(18,045)	(35,874)	(53,919)
Noncash activity	(245)	(875)	(1,120)
Balance at September 30, 2024	$43,213	$—	$43,213

	2023 Plan	Prior Plan	Total
Balance at January 1, 2023	$—	$7,647	$7,647
Amounts charged to expense - continuing operations	31,169	3,599	34,768
Amounts charged to expense - discontinued operations	7,852	—	7,852
Cash payments	(13,906)	(11,246)	(25,152)
Noncash activity	(8,049)	—	(8,049)
Balance at September 30, 2023	$17,066	$—	$17,066

Components of restructuring expense in discontinued operations primarily include severance charges. Components of restructuring expense in continuing operations were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	2024 Plan	2023 Plan	Total	2023 Plan	Prior Plan	Total
Severance	$30,403	$—	$30,403	$8,190	$—	$8,190
Facilities and other	291	—	291	5,752	—	5,752
Total	$30,694	$—	$30,694	$13,942	$—	$13,942

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	2024 Plan	2023 Plan	Total	2023 Plan	Prior Plan	Total
Severance	$53,947	$9,398	$63,345	$24,712	$3,057	$27,769
Facilities and other	291	1,223	1,514	6,457	542	6,999
Total	$54,238	$10,621	$64,859	$31,169	$3,599	$34,768

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2024	December 31, 2023
Term loan due March 2026	SOFR + 2.25%	$249,500	$285,500
Notes due March 2027	6.875%	380,000	380,000
Notes due March 2028	SOFR + 6.9%	272,250	274,313
Term loan due March 2028	SOFR + 4.0%	434,250	437,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		216	1,181
Principal amount		2,147,057	2,189,460
Less: unamortized costs, net		38,293	43,428
Total debt		2,108,764	2,146,032
Less: current portion long-term debt		56,466	58,931
Long-term debt		$2,052,298	$2,087,101

In August 2024, we amended the credit agreement that governs our secured revolving credit facility and the term loan due March 2026 (the "Credit Agreement") and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, permit the Ecommerce Restructuring, funding under the DIP Facility, amend certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, release the guarantees provided by the Ecommerce Debtors and the liens on the assets of the Ecommerce Debtors and reduce the total aggregate amount of permitted borrowings under the revolving credit facility from $500 million to $400 million.
The Credit Agreement contains certain financial covenants. These covenants require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the Credit Agreement. At September 30, 2024, we were in compliance with these financial covenants.
Management expects that we will remain in compliance with these amended financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be called by our lenders. At September 30, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by assets of the company.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$12	$11	$189	$190	$92	$98
Interest cost	14,468	15,440	5,298	5,379	1,090	1,163
Expected return on plan assets	(21,551)	(21,280)	(6,557)	(7,575)	—	—
Amortization of prior service (credit) cost	(5)	(5)	76	72	—	—
Amortization of net actuarial loss (gain)	4,758	4,209	1,968	525	(506)	(977)
Settlement	—	366	—	—	—	—
Net periodic benefit (income) cost	$(2,318)	$(1,259)	$974	$(1,409)	$676	$284
Contributions to benefit plans	$1,221	$2,722	$329	$491	$2,423	$2,330

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$36	$31	$561	$578	$277	$275
Interest cost	44,400	47,618	15,666	15,935	3,361	3,774
Expected return on plan assets	(65,369)	(64,506)	(19,409)	(22,434)	—	—
Amortization of prior service (credit) cost	(15)	(15)	223	214	—	—
Amortization of net actuarial loss (gain)	14,702	13,042	5,804	1,552	(1,093)	(1,690)
Settlement	—	680	—	—	—	—
Net periodic benefit (income) cost	$(6,246)	$(3,150)	$2,845	$(4,155)	$2,545	$2,359
Contributions to benefit plans	$3,542	$5,756	$7,707	$16,036	$10,024	$8,947

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
13. Income Taxes
The benefit for income taxes for the three and nine months ended September 30, 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization. The provision for income taxes for the three and nine months ended September 30, 2023 includes a benefit of $1 million on the $43 million goodwill impairment charge as the majority of this charge was nondeductible.
On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 40% of our unrecognized tax benefits.
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
On October 1, 2024, one of the Ecommerce Debtors filed a complaint against Trilogy Leasing Co., LLC (“Trilogy”) in the United States Bankruptcy Court for the Southern District of Texas seeking to recharacterize certain Equipment Supplements to which they are parties as disguised financings. On October 8, 2024, we filed a motion to intervene in that proceeding in support of the Ecommerce Debtors' position. Given the uncertainty of litigation and the legal standards that must be met, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)
Net loss	—	(138,472)	—	—	(138,472)
Other comprehensive income	—	—	44,653	—	44,653
Dividends paid ($0.05 per common share)	—	(9,061)	—	—	(9,061)
Issuance of common stock	—	(57,326)	—	64,909	7,583
Stock-based compensation expense	—	4,307	—	—	4,307
Balance at September 30, 2024	$270,338	$2,748,407	$(820,870)	$(2,716,754)	$(518,879)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2023	$323,338	$4,908,641	$(807,993)	$(4,499,473)	$(75,487)
Net loss	—	(12,519)	—	—	(12,519)
Other comprehensive loss	—	—	(30,078)	—	(30,078)
Dividends paid ($0.05 per common share)	—	(8,805)	—	—	(8,805)
Issuance of common stock	—	(16,084)	—	16,658	574
Stock-based compensation expense	—	1,206	—	—	1,206
Balance at September 30, 2023	$323,338	$4,872,439	$(838,071)	$(4,482,815)	$(125,109)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(166,224)	—	—	(166,224)
Other comprehensive income	—	—	30,375	—	30,375
Dividends paid ($0.15 per common share)	—	(26,846)	—	—	(26,846)
Issuance of common stock	—	(147,385)	—	148,903	1,518
Stock-based compensation expense	—	10,874	—	—	10,874
Balance at September 30, 2024	$270,338	$2,748,407	$(820,870)	$(2,716,754)	$(518,879)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2023	$323,338	$5,125,677	$(835,564)	$(4,552,798)	$60,653
Net loss	—	(161,791)	—	—	(161,791)
Other comprehensive loss	—	—	(2,507)	—	(2,507)
Dividends paid ($0.15 per common share)	—	(26,330)	—	—	(26,330)
Issuance of common stock	—	(72,398)	—	69,983	(2,415)
Stock-based compensation expense	—	7,281	—	—	7,281
Balance at September 30, 2023	$323,338	$4,872,439	$(838,071)	$(4,482,815)	$(125,109)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges
Cost of sales	$—	$—	$—	$(33)
Interest expense, net	2,658	137	7,833	412
Total before tax	2,658	137	7,833	379
Income tax provision	665	34	1,958	95
Net of tax	$1,993	$103	$5,875	$284

Available-for-sale securities
Financing revenue	$(638)	$(20)	$(1,773)	$(11)
Income tax benefit	(160)	(5)	(443)	(3)
Net of tax	$(478)	$(15)	$(1,330)	$(8)

Pension and postretirement benefit plans
Prior service costs	$(71)	$(67)	$(208)	$(199)
Actuarial losses	(6,220)	(3,757)	(19,413)	(12,904)
Settlement	—	(366)	—	(680)
Total before tax	(6,291)	(4,190)	(19,621)	(13,783)
Income tax benefit	(1,560)	(1,032)	(4,842)	(3,397)
Net of tax	$(4,731)	$(3,158)	$(14,779)	$(10,386)

Changes in AOCL, net of tax were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income before reclassifications	822	4,998	—	14,321	20,141
Reclassifications into earnings	(5,875)	1,330	14,779	—	10,234
Net other comprehensive (loss) income	(5,053)	6,328	14,779	14,321	30,375
Balance at September 30, 2024	$1,909	$(27,135)	$(742,673)	$(52,971)	$(820,870)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2023	$12,503	$(39,440)	$(716,056)	$(92,571)	$(835,564)
Other comprehensive loss before reclassifications	(2,719)	(4,338)	—	(5,560)	(12,617)
Reclassifications into earnings	(284)	8	10,386	—	10,110
Net other comprehensive (loss) income	(3,003)	(4,330)	10,386	(5,560)	(2,507)
Balance at September 30, 2023	$9,500	$(43,770)	$(705,670)	$(98,131)	$(838,071)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 7 for further information) is presented below.

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of year	$5,292	$4,852
Amounts charged to expense	33,804	3,648
Write-offs, recoveries and other	(2,305)	(4,611)
Balance at end of period	$36,791	$3,889

Accounts and other receivables	$7,480	$3,889
Other current assets and prepayments	29,311	—
Total	$36,791	$3,889

Other expense (income) consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024	2023
Loss (gain) on debt refinancing	$2,142	$2,142	$(3,064)
Charges in connection with the Ecommerce Restructuring	38,145	38,145	—
Asset impairment	10,000	10,000	—
Other expense (income)	$50,287	$50,287	$(3,064)

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash interest paid	$142,088	$134,157
Cash income tax payments, net	$43,324	$18,200
Noncash activity
Capital assets obtained under capital lease obligations	$9,559	$4,804

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act) may change based on various factors. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current expectations and assumptions, which we believe are reasonable; however, such statements are subject to risks and uncertainties, and actual results could differ materially from those projected or assumed in any of our forward-looking statements. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend," "will," "forecast," "strategy," "goal," "should," "would," "could," "may" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements in this Form 10-Q speak only as of the date hereof.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•declining physical mail volumes
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•the risks and uncertainties and potential adverse effects of the Ecommerce Restructuring on our operations, including ability to achieve anticipated benefits, management and employees and the risks associated with operating our business during the restructuring process and exit from the Global Ecommerce segment
•our ability to successfully implement the 2024 Plan and achieve expected cost reductions and improved efficiencies in connection therewith
•the loss of some of our larger clients in our Presort Services segment
•the loss of, or significant changes to, United States Postal Service (USPS) commercial programs or our contractual relationships with the USPS or USPS' performance under those contracts
•the impacts of higher interest rates and the potential for future interest rate increases on our cost of debt
•changes in international trade policies, including the imposition or expansion of trade tariffs, and other geopolitical risks, including those related to China
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us products and services
•expenses and potential impacts resulting from a breach of security, including cyber-attacks or other comparable events affecting us, our clients, or our suppliers
•the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company, our clients and retail consumers
•competitive factors, including pricing pressures, technological developments and the introduction of new products and services by competitors
•capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs
•changes in labor and transportation availability and costs
•changes in foreign currency exchange rates, especially the impact a strengthening U.S. dollar could have on our global operations
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax laws, rulings or regulations
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws
•our success at managing relationships and costs with outsource providers of certain functions and operations
•increased environmental and climate change requirements or other developments in these areas

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
In connection with the GEC Chapter 11 Cases, we entered into a Restructuring Support Agreement (the “RSA”) with the Ecommerce Debtors to provide for, among other things, an orderly wind-down of the Ecommerce Debtors, shared services between the Company and the Ecommerce Debtors for a period of time, a global settlement between the Company and the Ecommerce Debtors, and a senior secured, super-priority debtor-in-possession term loan (the “DIP Facility”) in an aggregate principal amount of up to $47 million.
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
As a result of the Ecommerce Restructuring, certain revenues, expenses, assets and liabilities are now reported as discontinued operations in our Condensed Consolidated Financial Statements. Amounts of the former Global Ecommerce segment that did not qualify for discontinued operations treatment primarily relate to operations that were dissolved or sold, shared services functions that are expected to wind-down by the end of 2024 and a cross-border services contract. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other." See Note 4 for further information
Outlook
Within SendTech Solutions, mailing-related revenues are expected to decline driven by lower meter populations due to the migration to cloud-based solutions and a higher mix of lease extensions versus new lease sales. We expect this decline to be partially offset by growth in our shipping offerings. The shift to lease extensions versus new lease sales will result in declining equipment sales in the near term; however, the long term impact will be more stable and continued cash flows over the lease term.
Within Presort Services, we expect revenue and margin improvements due to higher revenue-per-piece and lower costs driven by the investments made in automation and technology to drive efficiencies and improve productivity.
During the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan") to realize cost reductions and improve efficiencies. Through the third quarter of 2024, total charges under this plan were $61 million, of which $7 million is included in discontinued operations. Exclusive of savings anticipated as a result of the Ecommerce Restructuring, we expect these headcount actions to generate significant annualized savings. We anticipate incurring additional charges in future periods related to further workforce reductions contemplated by the 2024 Plan. Actions under the 2024 Plan are expected to be substantially complete by the end of the first half of 2025.

RESULTS OF OPERATIONS
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
Financial Results Summary - Three and Nine Months Ended September 30:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$499,463	$503,033	(1)%	(1)%
Total costs and expenses	543,343	476,106	(14)%
(Loss) income from continuing operations before taxes	(43,880)	26,927	(>100%)
(Benefit) provision for income taxes	(166,466)	9,115	>100%
Net income from continuing operations	$122,586	$17,812	>100%
Revenue decreased $4 million in the third quarter of 2024 compared to the prior year period primarily due to lower support services revenue of $11 million and lower equipment sales of $10 million, partially offset by higher business services revenue of $19 million.
Total costs and expenses increased $67 million compared to the prior year period primarily due to:
•Other expense (income) increased $50 million due to $38 million of charges in connection with the Ecommerce Restructuring, a $10 million asset impairment charge and a $2 million loss on debt refinancing.
•Restructuring charges increased $17 million compared to the prior year period primarily driven by actions taken under the 2024 Plans.
•Selling, general and administrative (SG&A) expense increased $7 million compared to the prior year period primarily driven by non-cash foreign currency revaluation losses on intercompany loans of $19 million and higher variable compensation expense of $14 million, which was partially offset by lower salary expense of $12 million due to savings from the 2023 and 2024 Plans and lower expenses from various cost savings initiatives.
•Costs of revenue (excluding financing interest expense) decreased $9 million primarily due to lower cost of equipment sales of $4 million, lower cost of support services of $3 million and lower cost of business services of $2 million.
The benefit for income taxes for the three months ended September 30, 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization. See Note 13 for more information.
Net income from continuing operations for the third quarter of 2024 was $123 million compared to $18 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$1,510,477	$1,552,509	(3)%	(3)%
Total costs and expenses	1,514,607	1,533,877	1%
(Loss) income from continuing operations before taxes	(4,130)	18,632	(>100%)
(Benefit) provision for income taxes	(148,695)	18,331	>100%
Net income from continuing operations	$144,565	$301	>100%
Revenue decreased $42 million in the first nine months of 2024 compared to the prior year period primarily due to lower support services revenue of $29 million, lower equipment sales of $22 million and lower supplies revenue of $3 million, partially offset by higher business services revenue of $13 million.
Total costs and expenses decreased $19 million compared to the prior year period primarily due to:
•Costs of revenue (excluding financing interest expense) decreased $67 million primarily due to lower cost of business services of $38 million, lower cost of equipment sales of $14 million and lower cost of support services of $10 million.
•A $43 million goodwill impairment charge in the prior year related to our former Global Ecommerce reportable segment.
•SG&A expense decreased $14 million compared to the prior year period primarily driven by lower salary expense of $26 million due to savings from the 2023 and 2024 Plans, lower professional and outsourcing fees of $16 million, lower marketing expenses of $2 million and various other expense savings totaling approximately $25 million from cost savings initiatives, partially offset by higher variable compensation expense of $28 million, incremental CEO and Board transition costs and strategic review costs of $14 million and non-cash foreign currency revaluation losses on intercompany loans of $13 million.
•Other expense (income) increased $53 million primarily due to $38 million of charges in connection with the Ecommerce Restructuring and a $10 million asset impairment charge.
•Restructuring charges increased $30 million compared to the prior year period primarily driven by actions taken under the 2023 and 2024 Plans.
•Interest expense, net, including financing interest expense, increased $15 million compared to the prior year period primarily due to higher interest rates.
The benefit for income taxes for the nine months ended September 30, 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization. See Note 13 for more information.
Net income from continuing operations for the nine months ended September 30, 2024 was $145 million compared to less than $1 million in the prior year period.

SEGMENT RESULTS
Effective January 1, 2024, we moved the digital delivery services offering from the former Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to the current segment presentation.
Management measures segment profitability and performance by deducting from segment revenue the related costs and expenses attributable to the segment. Segment results exclude interest, taxes, corporate expenses, restructuring charges, goodwill impairment and other items not allocated to a business segment.

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
Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$35,091	$27,277	29%	29%
Support services	90,956	101,855	(11)%	(11)%
Financing	68,614	68,572	—%	—%
Equipment sales	66,418	76,705	(13)%	(13)%
Supplies	35,428	35,695	(1)%	(1)%
Rentals	16,256	16,937	(4)%	(4)%
Total revenue	312,763	327,041	(4)%	(4)%

Cost of business services	10,408	8,758	(19)%
Cost of support services	30,122	33,136	9%
Cost of equipment sales	49,077	52,745	7%
Cost of supplies	10,051	10,469	4%
Cost of rentals	4,079	4,259	4%
Total costs of revenue	103,737	109,367	5%

Gross margin	209,026	217,674	(4)%
Gross margin %	66.8%	66.6%

Selling, general and administrative	100,598	113,374	11%
Research and development	4,730	5,645	16%
Other components of pension and post retirement costs	(530)	(565)	(6)%
Adjusted Segment EBIT	$104,228	$99,220	5%
SendTech Solutions revenue decreased $14 million in the third quarter of 2024 compared to the prior year period. Support services revenue declined $11 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $10 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. These revenue declines were partially offset by an increase in business services revenue of $8 million primarily driven by growth in our shipping subscriptions, including enterprise subscriptions and growth in digital delivery services of $3 million due to client mix.
Gross margin declined $9 million and gross margin percentage increased slightly to 66.8% from 66.6% compared to the prior year period. Equipment sales gross margin and gross margin percentage decreased compared to the prior year period, primarily due to the decline in revenue. Support services gross margin declined primarily due to the decrease in revenue. Business services gross margin improved due to growth in enterprise shipping subscriptions and growth in digital delivery services.
SG&A expense declined $13 million, primarily driven by lower employee-related expenses of $6 million due to savings from the 2023 and 2024 Plans, lower credit loss provision of $2 million and overall cost savings initiatives.
Adjusted segment EBIT was $104 million in the third quarter of 2024 compared to $99 million for the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$101,267	$76,566	32%	32%
Support services	281,301	310,454	(9)%	(9)%
Financing	203,816	202,323	1%	1%
Equipment sales	216,574	238,766	(9)%	(9)%
Supplies	107,658	111,035	(3)%	(3)%
Rentals	49,739	51,217	(3)%	(3)%
Total revenue	960,355	990,361	(3)%	(3)%

Cost of business services	28,815	24,046	(20)%
Cost of support services	94,851	104,466	9%
Cost of equipment sales	151,950	165,211	8%
Cost of supplies	30,604	32,451	6%
Cost of rentals	13,196	14,703	10%
Total costs of revenue	319,416	340,877	6%

Gross margin	640,939	649,484	(1)%
Gross margin %	66.7%	65.6%

Selling, general and administrative	319,871	343,629	7%
Research and development	16,189	15,838	(2)%
Other components of pension and post retirement costs	(1,594)	(1,688)	(6)%
Adjusted Segment EBIT	$306,473	$291,705	5%
SendTech Solutions revenue decreased $30 million in the first nine months of 2024 compared to the prior year period. Support services revenue declined $29 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $22 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Supplies revenue declined $3 million primarily driven by a declining meter population. These revenue declines were partially offset by an increase in business services revenue of $25 million primarily driven by growth in our shipping subscriptions, including enterprise subscriptions and growth in digital delivery services of $9 million due to client mix.
Gross margin declined $9 million; however, gross margin percentage increased to 66.7% from 65.6% compared to the prior year period. The increase in gross margin percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions and growth in digital delivery services. Gross profit margin for support services, equipment sales and supplies was comparable to the prior year period as we reduced costs in response to lower revenues in the current period.

SG&A expense declined $24 million, primarily driven by lower employee-related expenses of $14 million due to savings from the 2023 Plan, lower credit loss provision of $2 million and lower expenses driven by overall cost savings initiatives.
Adjusted segment EBIT was $306 million in the first nine months of 2024 compared to $292 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$166,367	$152,451	9%	9%
Cost of Business Services	102,670	104,685	2%
Gross Margin	63,697	47,766	33%
Gross Margin %	38.3%	31.3%

Selling, general and administrative	17,467	18,582	6%
Other components of net pension and postretirement costs	51	60	15%
Adjusted segment EBIT	$46,179	$29,124	59%
Revenue increased $14 million in the third quarter of 2024 compared to the prior year period primarily due to a 3% increase in total mail volumes and pricing actions. The processing of First Class Mail contributed the revenue increase of $14 million.
Gross margin increased $16 million and gross margin percentage increased from 31.3% in the prior period to 38.3% primarily due to the increase in revenue.
SG&A expense declined $1 million compared to the prior year period.
Adjusted segment EBIT was $46 million in the third quarter of 2024 compared to $29 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$483,032	$454,460	6%	6%
Cost of Business Services	310,797	321,249	3%
Gross Margin	172,235	133,211	29%
Gross Margin %	35.7%	29.3%

Selling, general and administrative	58,528	56,582	(3)%
Other components of net pension and postretirement costs	151	171	12%
Adjusted segment EBIT	$113,556	$76,458	49%
Revenue increased $29 million in the first nine months of 2024 compared to the prior year period primarily due to pricing actions. The processing of First Class Mail and Marketing Mail Flats/Bound Printed Matter contributed revenue increases of $22 million and $8 million, respectively, which was partially offset by a revenue decrease from Marketing Mail of $1 million. Revenue was also favorably impacted by a $5 million adjustment related to prior periods. Refer to Note 1 Basis of Presentation for further information.

Gross margin increased $39 million and gross margin percentage increased from 29.3% in the prior period to 35.7% primarily due to the increase in revenue, lower transportation costs of $4 million driven by improvements in network management and the continuing benefits from investments in automation and higher-throughput sortation equipment.
SG&A expense increased $2 million primarily due to higher credit loss provision.
Adjusted segment EBIT was $114 million in the first nine months of 2024, including the $5 million benefit from the revenue adjustment related to prior periods, compared to $76 million in the prior year period.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses. Corporate expenses primarily represents corporate administrative functions such as finance, marketing, human resources, legal, information technology, and research and development.
Corporate expenses were as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Corporate expenses	$43,386	$41,704	(4)%
Corporate expenses for the third quarter of 2024 increased $2 million compared to the prior year period primarily due to higher variable compensation expense of $16 million, partially offset by lower salary expense of $8 million due to savings as a result of the 2023 and 2024 Plans, lower marketing expenses of $3 million and lower expenses from various cost savings initiatives.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Corporate expenses	$144,431	$145,762	1%
Corporate expenses for the first nine months of 2024 decreased $1 million compared to the prior year period primarily due to lower salary expense of $13 million due to savings as a result of the 2023 and 2024 Plans, lower professional and outsourcing fees of $9 million, lower marketing expenses of $3 million and lower expenses from various cost savings initiatives, which was partially offset by higher variable compensation expense of $32 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At September 30, 2024, we had cash, cash equivalents and short-term investments of $576 million, which includes $46 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
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
The Credit Agreement contains certain financial covenants that require us to maintain, on a quarterly basis, a maximum leverage ratio and a minimum interest coverage ratio, both of which are defined and calculated in accordance with the Credit Agreement. As of September 30, 2024, we were in compliance with these financial covenants.
Management expects that we will remain in compliance with these amended financial covenants over the next twelve months. However, events and circumstances could occur, some beyond our control, that could adversely impact our compliance with these covenants and require us to obtain a waiver from our lenders, modify our existing covenants or refinance certain debt to cure the noncompliance. If we are unable to cure the noncompliance, amounts due under our revolving credit facility and term loan due March 2026 could be accelerated by our lenders. As of September 30, 2024, there were no outstanding borrowings under the revolving credit facility. Borrowings under our secured debt are secured by substantially all of the assets of the Company.
In connection with the GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, agreed to provide funding to the Ecommerce Debtors through the DIP Facility up to a maximum amount of $47 million. Through September 30, 2024, we provided cash funding of $28 million. It appears unlikely that the DIP Facility will be repaid in full. The DIP Facility bears interest at 10%, and matures on November 29, 2024, unless otherwise extended by the parties.

Immediately prior to the GEC Sale, we had various intercompany receivables with the Ecommerce Debtors with an aggregate value of $116 million. After the GEC Sale, those intercompany receivables were converted to third-party receivables, for which we have ascribed a fair value of zero. Subsequent collections, if any, will be recorded when received or collection is assured.

Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2024	2023	Change
Net cash from operating activities	$94,691	$(13,910)	$108,601
Net cash from investing activities	(66,348)	(95,436)	29,088
Net cash from financing activities	(68,021)	(2,059)	(65,962)
Effect of exchange rate changes on cash and cash equivalents	1,162	(311)	1,473
Change in cash and cash equivalents	$(38,516)	$(111,716)	$73,200
Operating Activities
Cash flows from operating activities in the first nine months of 2024 improved $109 million compared to the prior year period driven primarily by a decline in finance receivables and lower payments of accounts payable and accrued liabilities.
Investing Activities
Cash flows from investing activities for the first nine months of 2024 improved $29 million compared to the prior year period primarily due to lower cash outflows from discontinued operations of $16 million, lower investments in loans receivable of $18 million, higher cash from investment activity of $16 million and lower cash payments from settlements of derivative contracts of $7 million, partially offset by DIP Facility funding of $28 million.

Financing Activities
Cash flows from financing activities for the first nine months of 2024 declined $66 million compared to the prior year period primarily due to lower cash flows from changes in customer account deposits at the Bank of $73 million, partially offset by lower fees paid to refinance debt of $6 million.
We paid dividends of $9 million in the quarter and $27 million through September 30, 2024. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. Under the terms of the March 2028 note purchase agreement, the annual amount of permitted dividend payments is capped at the lesser of $36 million or a maximum dividend yield of 6.25%. In addition, share repurchases would further limit this amount. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Off-Balance Sheet Arrangements
At September 30, 2024, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2024.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2023 Annual Report other than those shown below:
Changes within our senior management and our Board of Directors could create uncertainties and impact our business.
We have undergone recent changes in our senior management and in the composition of our Board of Directors. These changes, and potential future changes, may create continuity risks and challenges to our ability to operate the businesses and execute our strategy. In addition, such changes may, among other things, create uncertainty among investors, customers, employees, and others concerning our future direction and performance, make it difficult to attract and retain qualified personnel and impact our credit ratings and our ability to access capital markets at reasonable costs.
We are subject to risks relating to the Ecommerce Restructuring and related transactions.
On August 8, 2024, we completed the GEC Sale. There are numerous risks and uncertainties that may be associated with the Ecommerce Restructuring, including, among others, the costs related to the Chapter 11 proceedings; the length of time necessary to implement the orderly wind-down of the Global Ecommerce business associated with the Ecommerce Debtors; the Ecommerce Debtors’ ability to navigate the Chapter 11 proceedings and consummate a Chapter 11 plan; potential impacts to the Company’s reputation and relationships with its customers, vendors, employees, and other counterparties; and impacts to the Company’s liquidity, financial condition and results of operations.
There can be no assurances that the Ecommerce Restructuring will limit the Company’s liability under certain contracts and obligations associated with the Ecommerce Debtors and claims may be asserted against the Company and/or its affiliates. As part of the Ecommerce Restructuring, the Company and the Ecommerce Debtors have entered into the Settlement Agreement, which attaches the RSA and the DIP Facility, and includes a release of all existing or potential causes of action among the Company and the Ecommerce Debtors. The Settlement Agreement is subject to the approval of the Bankruptcy Court and there is no assurance that such approval will be granted. If the Settlement Agreement is not approved or substantial modifications are made to the terms of the Settlement Agreement, the Company may be subject to significant claims by the Ecommerce Debtors. Any assertions of claims against the Company or any of its affiliates, may require significant effort, resources, and money to defend or could result in material losses to the Company, and such losses could have a material negative effect on the Company’s business, financial condition, liquidity and results of operations. We can provide no assurance that any such claims, if asserted, will be resolved in manner that is satisfactory to the Company.
Furthermore, while we no longer control the management of the Ecommerce Debtors, we retained an economic equity interest therein; however, such economic equity interest is not anticipated to receive any recovery or distribution as part of the Ecommerce Restructuring. We nevertheless remain exposed to the business risks and continued costs applicable to the Ecommerce Debtors through our investment in the DIP Facility, which could be significant. Hilco anticipates the Ecommerce Restructuring will be substantially completed by the end of 2024. In addition, management of the Company may need to spend a significant amount of time and effort attending to matters related to the Ecommerce Restructuring, diverting their focus from the Company’s remaining business operations. Due to the inherent uncertainty of the restructuring process, we are unable to predict with certainty the timing, outcome or financial impact of the Ecommerce Restructuring.
We anticipate achieving significant benefits and cost savings from the Ecommerce Restructuring. However, the anticipated benefits and cost savings may not be fully realized or may take longer to realize than expected. The restructuring may also result in additional and unforeseen expenses. The Company has estimated that it will incur substantial expenses in connection with the Ecommerce Restructuring; however, actual expenses may be greater than anticipated. If we are unable to achieve the anticipated benefits and cost savings, or the expenses associated with the Ecommerce Restructuring exceed our estimates, our business, financial condition, liquidity and results of operations could be adversely impacted.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended September 30, 2024. We have remaining authorization to purchase up to $3 million of our common stock.

Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended September 30, 2024, certain directors and officers of the Company adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K, as set forth in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Expiration Date
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Deborah Pfeiffer (Executive Vice President and President, Presort Services)	Adopt	August 20, 2024	x		87,668	November 30, 2025
Kurt Wolf (Director)	Adopt	August 23, 2024	x		12,500,000(4)	May 25, 2025
Lauren Freeman-Bosworth (Executive Vice-President, General Counsel and Corporate Secretary)	Adopt	August 30, 2024	x		51,000(5)	November 30, 2025
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and the satisfaction of the conditions as set forth in, the written plan.
(4) Shares are held directly by Hestia Capital Partners, LP (“Hestia Capital”), Helios I, LP (“Helios”) and separately managed accounts. Mr. Wolf is the managing member of (a) Hestia Partners GP, the general partner of Hestia Capital and Helios, and (b) Hestia LLC, the investment manager of Hestia Capital, Helios, and the separately managed accounts. The 10b5-1 trading arrangement provides that the number of shares to be sold pursuant thereto is dependent on the satisfaction of certain conditions set forth in the written plan, including escalating price targets and Rule 144 volume limitations, among other parameters.
(5) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Freeman-Bosworth’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)	3.2
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)	3.3
10.1	Limited Liability Company Agreement, dated as of August 8, 2024, by and between Pitney Bowes International Holdings, Inc. and Hilco (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 9, 2024)	10.1
10.2	Form of Restructuring Support Agreement, dated as of August 8, 2024, by and between the Company and the Ecommerce Debtors (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on August 9, 2024)	10.2
10.3	Form of Settlement and Release Agreement, dated as of August 8, 2024, by and among (i) DRF Logistics, LLC and DRF, LLC, as proposed debtors and debtors-in-possession and (ii) the Company and Pitney Bowes International Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on August 9, 2024)	10.3
10.4	Seventh Amendment, dated as of August 8, 2024, among Pitney Bowes Inc., the subsidiaries of Pitney Bowes Inc. party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on August 9, 2024)	10.4
10.5	First Amendment to the Note Purchase Agreement, dated August 8, 2024, by and among Pitney Bowes Inc., the noteholders party thereto and Alter Domus (US) LLC, as noteholder representative (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Commission on August 9, 2024)	10.5
10.6	Separation Agreement, dated as of August 7, 2024, by and between the Company and James Fairweather, Executive Vice President, Chief Innovation Officer (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on August 9, 2024)	10.6
10.7*	Pitney Bowes Inc. 2024 Stock Plan as amended November 5, 2024	10.7
10.8*	Pitney Bowes Inc. Key Employees' Incentive Plan as amended November 5, 2024	10.8
10.9*	Pitney Bowes Executive Equity Deferral Plan as amended November 5, 2024	10.9
10.10*	Form of Restricted Stock Unit Award Agreement under 2024 Stock Plan	10.10
10.11*	Form of Performance Stock Unit Award Agreement under 2024 Stock Plan	10.11
10.12*	Form of Cash Incentive Unit Award Agreement under 2024 Stock Plan	10.12
10.13*	Form of Stock Cash Incentive Unit Award Agreement under 2024 Stock Plan	10.13
10.14*	Form of Non-qualified Stock Option Award Agreement under 2024 Stock Plan	10.14
10.15*	Form of Long Term Incentive Award Agreements under 2018 Stock Plan	10.15
10.16*	Letter Agreement, dated September 18, 2024, between the Company and John Witek	10.16
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 8, 2024

/s/ John A. Witek

John A. Witek
Interim Chief Financial Officer and Interim Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)