Form 10-K
period 2024-12-31
PITNEY BOWES INC /DE/
filed 2025-02-21
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024    Commission file number: 1-3579
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
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
As of June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $910 million based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2025, there were 182,786,974 outstanding shares of common stock, $1 par value.
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
While we believe that the expectations reflected in our forward-looking statements are reasonable, forward-looking statements are subject to inherent risks and uncertainties and subject to change. Accordingly, actual results of operations, financial condition and cash flows could differ materially from those projected or assumed in our forward-looking statements. Certain factors which could cause future financial performance to differ materially from expectations include, without limitation:
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•accelerated or sudden decline in physical mail volumes
•inability to compete effectively with our Sending Technology Solutions competitors
•the loss of some of our larger clients in our Presort Services segment
•global supply chain issues adversely impacting our third party suppliers' ability to provide us products and services
•changes in labor and transportation availability and costs
•inability to successfully execute on our strategic initiatives
•loss of key employees and accumulated knowledge and ability to attract and retain employees
•changes in government contracting regulations and inability to comply
•inability to protect our intellectual property rights and intellectual property infringement claims
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•the risks and uncertainties associated with the Ecommerce Restructuring (defined below in Item 1A, Risk Factors)
•changes within our senior management and Board of Directors
•expenses and potential impacts resulting from cyber-attacks or other cybersecurity incidents affecting us or our suppliers
•inability to comply with data privacy and protection laws and regulations
•interruptions or difficulties in the operation of our cloud-based applications and systems or those of our suppliers
•periods of difficult economic conditions, the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company and our clients
•changes in credit ratings, capital market disruptions, decline in cash flows, noncompliance with debt covenants or significant withdrawals by depositors at the Bank that adversely impact our ability to access capital markets at reasonable costs
•the potential for future interest rate increases on our cost of debt
•changes in trade policies, tariffs and regulations
•changes in foreign currency exchange rates
•our success at managing customer credit risk
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax rates, laws or regulations
•changing expectations and regulations in the areas of Environmental, Social and Governance ("ESG")
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
•shareholder activism

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

Segment Updates
The Company has gone through a strategic transformation over the last year. The resulting changes to our business segments is discussed in "Recent Developments" in Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Segments
Sending Technology Solutions (SendTech Solutions)
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
Presort Services
We are the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First-Class Mail, Marketing Mail and Marketing Mail Flats/Bound Printed Matter for postal workshare discounts. Using our fully-customized proprietary technology, we provide clients with end-to-end solutions from pick up to delivery into the postal system network, expedited mail delivery and optimal postage savings.

Other
Other represents amounts of the former Global Ecommerce segment that did not qualify for discontinued operations treatment, primarily related to operations that were dissolved or sold, certain shared services functions and a cross-border services contract.

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
Our financing operations face competition, in varying degrees, from large, diversified financial institutions, leasing companies, commercial finance companies, commercial banks and smaller specialized firms. We believe our competitive advantage that differentiates us from our competitors is the breadth of our financing and payment solutions and our ability to seamlessly integrate these solutions into our clients' shipping and mailing operations.

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

Third Party Suppliers
Our SendTech Solutions segment depends on third party suppliers and outsource providers for a variety of services and product components and the hosting of our SaaS offerings. Our Presort Services segment relies on third party suppliers to help equip our facilities, provide warehouse support and assist with our logistical operations. All of our businesses and corporate functions depend on third party providers for a variety of data analytics, sales, reporting and other functions. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. We have risk mitigation programs to monitor conditions affecting our suppliers' ability to fulfill expected commitments. We believe that our available sources for services, components, supplies, logistics and manufacturing are adequate.

Regulatory Matters
Our SendTech Solutions segment is subject to the regulations of postal authorities worldwide related to product specifications of our postage meters and we are also subject to other various regulations as a U.S. government contractor. Our Presort Services operations are also subject to USPS regulations. The Bank is chartered as an Industrial Bank under the laws of the State of Utah. The Bank and certain company affiliates that provide services to the Bank are subject to the regulations of the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We are also subject to transportation regulations for various parts of our business, worldwide customs and trade regulations related to our cross-border shipping services and regulations concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

Climate Change
Although climate change has had no material impact on our operations to date, the risk of increasingly severe climate events or the risk that those events happen more frequently could affect one or more of our facilities and our ability to conduct daily operations in the future or impact our clients and their ability to do business with us. Changes in regulation relating to climate change and other aspects of the area of ESG, including different regulatory requirements in different locations where we operate, may change the cost of compliance for collecting, assuring and reporting information regarding our ESG impacts and risk management.

Human Capital
Employee Profile
We have approximately 7,200 employees, with 78% located in the United States. We also rely on a contingent hourly workforce to supplement our full-time workforce to meet fluctuating demand.
We seek to create a high-performance culture that will drive and sustain enhanced long-term value for all our shareholders. To attract, retain and engage the talent needed, we provide competitive compensation designed to reward performance and contribution. We regularly assess the business environments and labor markets in the areas we operate to ensure our compensation programs reflect best practices and are market competitive. Depending on position and level, elements of our compensation packages include base salary, variable compensation based on individual and company objectives and equity. We provide a competitive benefits package, including medical, dental, life and disability insurance, and benefits that provide additional support for our employees’ mental, physical, financial and social well-being.

Employee Engagement and Development
We are committed to creating a culture where our employees feel supported and valued. We offer employees many opportunities to advance their skills, learn new skills and achieve career goals through virtual and in-person development and training programs, professional development initiatives, experiential learning, mentoring and coaching programs. Through multiple platforms, we offer employees and candidates varied opportunities to find development opportunities and stay informed about key changes to our business. We conduct periodic employee engagement surveys and benchmark the results both internally and against other high performing organizations. We consider feedback from employees and we make changes where possible and financially prudent.

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

Information About Our Executive Officers

Name	Age	Title	Executive Officer Since
Lance Rosenzweig	62	Chief Executive Officer	2024
John Witek	65	Interim Chief Financial Officer, Interim Chief Accounting Officer	2024
Lauren Freeman-Bosworth	50	Executive Vice President, General Counsel and Corporate Secretary	2024
James Fairweather	53	Executive Vice President, Chief Innovation Officer	2021
Debbie Pfeiffer	64	Executive Vice President and President, Presort Services	2023
Shemin Nurmohamed	53	Executive Vice President and President, Sending Technology Solutions	2023
Christopher Johnson	46	Senior Vice President and President, Global Financial Services	2023
Judy Morris	62	Senior Vice President and Chief Human Resources Officer	2024
There are no family relationships among the above officers.
Mr. Rosenzweig was appointed Chief Executive Officer in October 2024 and served as Interim Chief Executive Officer from May 2024 through October 2024. Prior to joining the company, he served as the Chief Executive Officer of Support.com, a leading provider of customer and technical support solutions and security software, from August 2022 to October 2022, and Chief Executive Officer of Startek Inc. from July 2018 to January 2020.
Mr. Witek was appointed Interim Chief Financial Officer in March 2024 and Interim Chief Accounting Officer in September 2024. Prior to this, he served as the Company's Head of Global Business Services from February 2023 until March 2024, and also served as the Chief Financial Officer of our SendTech Solutions segment from January 2019 through January 2023.
Ms. Freeman-Bosworth was appointed Executive Vice President, General Counsel and Corporate Secretary in April 2024. Prior to this role, she was the Company's Vice President and Deputy General Counsel, Litigation, Governance and Compliance from June 2014 through April 2024.
Mr. Fairweather was appointed Executive Vice President and Chief Innovation Officer in May 2021, and was given added oversight of the IT organization in September 2024. Prior to this, he was the Company's Senior Vice President and Chief Innovation Officer from May 2019 through May 2021 and Senior Vice President, Chief Technology Officer, Commerce Services from January 2018 through May 2019.
Ms. Pfeiffer was appointed Executive Vice President and President, Presort Services in January 2024. Prior to this, she was the Company's President, Presort Services from November 2015 through December 2023.
Ms. Nurmohamed was appointed Executive Vice President and President, Sending Technology Solutions in January 2024. Prior to this, she was Senior Vice President and President, SendTech Solutions from January 2023 through January 2024 and Senior Vice President, Global SendTech Product and Strategy from September 2020 through January 2023.
Mr. Johnson was appointed Senior Vice President and President, Global Financial Services in September 2018, and then was elected as an Executive Officer in September 2023. Previously, he was the Company's Vice President, Global Financial Services from November 2016 through September 2018.

Ms. Morris was appointed Senior Vice President and Chief Human Resources Officer in November 2024. Prior to joining the Company, she was Chief Human Resources Officer of Progrexion (which changed their name to Credit.com in June 2023) from October 2017 through November 2024.

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

Mailing and Shipping Industry Risks
The financial condition and governance model of the USPS, or the national posts in our other major markets, has affected, and could, in the future, adversely affect client demand for our offerings and thus our financial performance.
We are dependent on financially viable national posts in the geographic markets where we operate, particularly in the United States. A significant portion of our revenue depends upon the ability of these posts, especially the USPS, to provide reliable, competitive mail and package delivery services to our clients. Their ability to provide high quality reliable service at affordable rates relates to their ongoing financial strength. The USPS and other national posts continue to face financial challenges which could lead to changes in governance models. If these challenges or changes interfere with these posts’ ability to provide the services they currently provide, our financial performance may be adversely affected.

We are subject to postal regulations and processes, which could adversely affect our financial performance.
A significant portion of our business is subject to regulation and oversight by the USPS, posts in other major markets, and the governmental bodies that regulate the posts themselves. These postal authorities have the power to regulate some of our current products and services and to establish guidelines for postage rates. They also must approve many of our new product and service offerings before we can bring them to market. If new product and service offerings are not approved or there are significant conditions to approval, our ability to grow the business and in turn, our financial performance, could be adversely affected. Additionally, if favorable postage rates are reversed, regulations on existing products or services are changed, posts utilize their position in the market or their role as product regulator to limit competition in areas where the posts themselves offer solutions, or if we fall out of compliance with the posts’ regulations, our financial performance could be adversely affected.

If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our financial performance could be adversely affected.
Continuing declines in traditional mail volumes impact our financial results. An accelerated or sudden decline in mail volumes could result from one or more of the following factors: changes in communication technologies and their use; changes in frequency and quality of mail delivery from national posts; legislation incentivizing alternative means of communication, burdening mail, or limiting how the mail be used; significant rate increases; or other external events affecting physical mail delivery. If we are not successful at meeting the continuing challenges faced in our mailing business, or if physical mail volumes experience an accelerated or sudden decline, our financial performance could be adversely affected.

Significant changes to the laws regulating the USPS or other posts, or changes in their operating models could have an adverse effect on our financial performance.
As a significant portion of our revenue and earnings is dependent on postal operations, changes in the laws and regulations that affect how posts operate could have an adverse effect on our financial performance. As posts consider new strategies for their operations in an era of declining mail volumes and increasing package volumes, if those strategies disadvantage our business, our financial performance could be adversely affected.

Our ability to compete in the shipping market in the United States depends upon certain contractual relationships we have with the USPS and other carriers, as well as their service.
Our SendTech Solutions offerings depend upon certain contractual relationships with the USPS and other carriers to enable us to offer these services profitably. Should the USPS or other carriers make changes to how they contract with us for our solutions, our profitability could be adversely affected.

Business Operational Risks

The markets for our products and services are highly competitive.
Our SendTech Solutions segment faces competition from other mail equipment and solutions providers, companies that offer products and services as alternative means of message communications and those that offer online shipping and mailing products and services solutions. SendTech Solutions’ digital shipping business competes with technology providers ranging from large, established companies and national posts to smaller companies offering negotiated carrier rates. In addition, our financing operations face competition, in varying degrees, from large, diversified financial institutions, leasing companies, commercial finance companies, commercial banks and smaller specialized firms. If we are not able to differentiate ourselves from our competitors or effectively compete with them, the financial results of the segment may be adversely affected. Our Presort Services segment faces competition from regional and local presort providers, cooperatives of multiple local presort providers, consolidators and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services and large volume mailers that have sufficient volumes and the capability to presort their own mailings in-house and could use excess capacity to offer presort services to others. If we are not able to effectively compete on price, innovative service, delivery speed, tracking and reporting, we may lose clients and the financial results of the segment may be adversely affected.

If we fail to effectively manage our third party suppliers, or if their ability to perform were negatively impacted, our business, financial performance and reputation could be adversely affected.
Our SendTech Solutions segment relies on third party suppliers for services and components for our mailing equipment, spare parts, supplies and services and for the hosting of our SaaS offerings. Our Presort segment relies on third party suppliers to help us equip our facilities and to provide services related to our operations and productivity initiatives. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because of advantages in quality, price or lack of alternative sources. Like many other companies, we and our suppliers have experienced interruptions and increased supply costs in the past, due to, among other things, volatility in the semiconductor industry, threats of strikes, rising inflation and geopolitical instability. Although our 2024 financial results were not significantly impacted, these factors, at times, caused us to experience longer wait times for supplies or increased costs. If these supply chain constraints were to worsen or, if other unknown events cause our suppliers to not be able to provide their services, components or equipment to us in a timely manner, or, if the quality of the goods or services received were to deteriorate, our relationship with certain suppliers were to be terminated, or if the costs of using these third parties were to continue to increase and we were not able to find alternate suppliers, we could lose clients, incur significant disruptions in manufacturing and operations and increased costs (including higher freight and re-engineering costs) and delay automation and productivity initiatives in our facilities.

Fluctuations in transportation costs or disruptions to transportation services in our Presort Services segment could adversely affect client satisfaction or our financial performance.
In addition to our reliance on the USPS, our Presort Services segment relies upon third party transportation service providers to transport a significant portion of our mail volumes. The use of these providers is subject to risks, including our ability to negotiate acceptable terms, increased competition during peak periods, capacity issues, increased fuel costs, labor shortages, performance problems, extreme weather, natural or man-made disasters, pandemics, or other unforeseen difficulties. Given our continued reliance upon these providers, any disruption to the timely supply of these services, any future unforeseen disruptions affecting these providers, any dramatic increase in the cost of these services or any deterioration of the performance of these services (each of which we have experienced, at times), have adversely affected or could adversely affect client satisfaction and our financial performance.

Failure to successfully execute on our strategic initiatives could cause our future financial results to suffer.
We have implemented or are implementing various strategic initiatives to further increase our profitability, including the Global Ecommerce exit, cost rationalization, cost optimization, and balance sheet deleveraging initiatives. If we are not able to successfully complete these initiatives, our future financial results may suffer.

Our business depends on our ability to attract, retain, and engage with, employees at a reasonable cost to meet the needs of our business and to consistently deliver highly differentiated, competitive offerings.
During the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan"), which involved the elimination of approximately 2,800 positions worldwide in 2024. Such actions may cause us to experience a loss of continuity, experience and knowledge, a reduction in productivity and efficiency, the unexpected loss of key employees and/or other retention issues during transitional periods. Such actions may also make hiring qualified employees more difficult.
There is also significant competition for the talent needed for research and development of new products and services and talent needed to sell and service our other products and services within all our business units.
The rapid growth of the ecommerce industry has resulted in ongoing competition for employees in the shipping, transportation, and logistics industry, including drivers and warehouse employees. At times, our Presort Services segment has experienced increased demand and competition for labor, especially for our facilities, driving up costs. We supplement our workforce with contingent hourly workers from staffing agencies on an as-needed basis; however, if we experience labor shortages, do not effectively manage our ability to attract and utilize contingent workers, or if our staffing agencies terminate their relationship with us and we cannot find alternative providers, it could result in increased costs and adversely affect our operations. Moreover, given the nature of our Presort Services employee base, if we cannot continue to maintain good relationships, we could experience increased employee dissatisfaction and turnover, which could result in increased operating costs and reduced operational flexibility.
If we fail to comply with government contracting regulations, our financial performance, brand name and reputation could suffer.
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits and investigations by government agencies. If we were subjected to a claim of contractual noncompliance by a government agency and were found noncompliant, then we could be subject to various civil or criminal penalties and administrative sanctions, which could include the termination of the contract, reimbursement of payments received, fines and debarment from doing business with other government agencies. Any of these events could not only affect our financial performance, but also adversely affect our brand and reputation.

Difficulty in obtaining and protecting our intellectual property, and the risk of infringement claims by others may negatively impact our financial performance.
Our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed (internally or by third party partners and subcontractors) or obtained through acquisitions. We rely on copyrights, patents, trademarks, trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer, which could adversely affect our revenue and profitability. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our development efforts. As we continue to transition our business to more software and service-based offerings, patent protection of these innovations will be more difficult to obtain. As a result, we will rely more on copyrights and, when appropriate, trade secret protection for those software and service-based offerings. In addition, from time to time, third parties may claim that we, our clients, or our suppliers, have infringed their intellectual property rights. Although third parties also face the same difficulties in patenting software and service-based offerings, these claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

We may not fully realize the anticipated benefits of strategic acquisitions and divestitures which may harm our financial performance.
Strategic acquisitions and business divestitures involve significant risks and uncertainties, which could have an adverse effect on our financial performance, including, but not limited to, difficulties in achieving anticipated benefits or synergies. For example, many of the benefits and synergies we anticipated from our acquisitions of businesses which previously comprised our Global Ecommerce reporting segment, did not materialize. As a result, in the third quarter of 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of this reporting segment.

Our capital investments to develop new products and offerings may not yield the anticipated benefits.
We make significant capital investments in new products and services to meet the evolving needs of our customers, improve and grow our business and remain competitive. If we are not successful in these new product or service introductions, or if our past capital investments do not yield the results anticipated when making the investments, there may be an adverse effect on our financial performance.

We are subject to risks relating to the Ecommerce Restructuring and related transactions.
On August 8, 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority our Global Ecommerce reporting segment, including a sale of 81% of the voting interests of DRF Logistics, LLC (“DRF Logistics”), which owned a majority of the Global Ecommerce segment’s net assets and operations (the “GEC Sale”). Subsequent to the GEC Sale, DRF Logistics and DRF LLC, a subsidiary of DRF Logistics (together, the “Ecommerce Debtors”), at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases, which we refer to, together with the GEC Sale and any associated transactions as the “Ecommerce Restructuring.”
The Ecommerce Restructuring culminated in the filing of the Ecommerce Debtors’ Third Amended Joint Plan of Liquidation (the “Plan”), which outlined the proposed treatment of all claims against the Ecommerce Debtors. In addition, the Plan incorporated the terms of a master settlement agreement by and between the Company and the Ecommerce Debtors (the “Settlement Agreement”), which effected the settlement and release of any and all claims the Ecommerce Debtors held against the Company. The Plan also afforded parties with claims that could potentially be asserted against both the Company and the Ecommerce Debtors (as opposed to claims against the Ecommerce Debtors alone), the opportunity to receive enhanced treatment in exchange for a voluntary release of the Company. The Plan provides that such parties who do not opt for enhanced treatment retain the right to pursue claims (if any) against the Company (the “Remaining Claims”).

On November 25, 2024, the Bankruptcy Court entered an order (the “Confirmation Order”), among other things, confirming the Plan. On December 9, 2024 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied or waived and the Ecommerce Debtors emerged from Chapter 11. There are still risks and uncertainties that may be associated with the Ecommerce Restructuring, including, among others, the length of time necessary to implement the orderly wind-down of the Global Ecommerce business associated with the Ecommerce Debtors; continuing claims asserted against the Company or its affiliates related to the Ecommerce Restructuring described in Part I, Item 3, “Legal Proceedings;” potential impacts to the Company’s reputation and relationships with its customers, vendors, employees, and other counterparties; and impacts to the Company’s liquidity, financial condition and results of operations.
The Remaining Claims may require significant effort, resources, and money to defend or could result in material losses to the Company, and such losses could have a material negative effect on the Company’s business, financial condition, liquidity and results of operations. We can provide no assurance that the Remaining Claims will be resolved in a manner that is satisfactory to the Company.
The Company incurred substantial expenses in connection with the Ecommerce Restructuring; however, actual expenses may be greater than anticipated. If the expenses associated with the Ecommerce Restructuring exceed our estimates, our business, financial condition, liquidity and results of operations could be adversely impacted.

Changes within our senior management and our Board of Directors could create uncertainties and impact our business.
We have undergone recent changes in our senior management and in the composition of our Board of Directors. These changes, and potential future changes, may create continuity risks and challenges to our ability to operate the businesses and execute our strategy. In addition, such changes may, among other things, create uncertainty among investors, customers, employees, and others concerning our future direction and performance, make it difficult to attract and retain qualified personnel.

Cybersecurity and Technology Risks

Our financial performance and our reputation could be adversely affected, and we could be subject to legal liability or regulatory enforcement actions, if we or our suppliers are unable to protect against, or effectively respond to, cyberattacks or other cybersecurity incidents.
We depend on the security of our and our suppliers' information technology systems to support numerous business processes and activities, to service our clients, and to enable consumer transactions and postal services. There are numerous cybersecurity risks to these systems, including, but not limited to, individual and group criminal hackers, industrial espionage, denial of service attacks, ransomware and malware attacks, attacks on the software supply chain, and employee errors and/or malfeasance. These cyber threats are diverse and constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting, and successfully defending against them. Successful cybersecurity breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, all of which could adversely affect our financial performance. Cybersecurity breaches could result in legal claims or proceedings, financial liability to other parties, governmental investigations, regulatory enforcement actions and penalties, and damage to our brand and reputation. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. The Company and our suppliers have experienced certain cybersecurity incidents in the past (e.g. the previously disclosed ransomware attacks we experienced in 2019 and 2020). Our goal is to prevent meaningful incursions and minimize the overall impact of those that occur. For more information on how the Company handles cybersecurity, see Item 1C. Cybersecurity.

Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
Our businesses use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, clients, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, and the growth of our cloud-based services increases the scope and complexity of laws that might apply. In addition, new laws may add an array of requirements on how we handle or use information and increase our compliance obligations. For example, India's Digital Personal Data Protection Act, enacted in August 2023 but not operational until the rules have been set, is a new legal framework designed to protect individuals' personal data and regulates how organizations process it, and the European Union’s AI Act compliments and expands transparency requirements set out in the General Data Protection Regulation. In the United States, a growing number of states have enacted different laws regarding personal information, privacy and artificial intelligence that impose significant new requirements on consumer personal information. In some instances (e.g., California), these laws also expand the definition of consumer personal information to include information related to employees and business contacts. Some of these state laws have established independent agencies with rule making and enforcement authority, whose initial guidance, actions, and regulations remain to be determined and tested, adding additional layers of uncertainty with respect to compliance. Other countries or states have enacted and will continue to enact and amend laws or regulations in the future that have similar or additional requirements. Although we endeavor to continually monitor and assess the impact of these laws and regulations, and continually update our systems to protect our data and comply with these laws, their interpretation and enforcement are uncertain, subject to change, and may require substantial costs to monitor and implement. Failure to comply with data privacy and protection laws and regulations could also result in government enforcement actions (which could result in substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and financial performance.

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
Our operations and financial performance are impacted by the economic conditions in the United States and the other countries where we and our clients do business. Any significant or perceived weakening of these economies, reduction in business confidence or change in business or consumer spending habits, concerns of a domestic or global recession, rising inflation or interest rates, limited availability of credit, or other macroeconomic events (including public health crises and severe weather events), not within our control, may impact our clients’ businesses or reduce our clients’ demand for shipping and mailing products and services and thus, negatively affect our financial performance. These economic conditions, at times, have arisen and can arise suddenly, and the duration and full impact of such conditions can be difficult to predict, which could adversely impact our business, financial condition, and results of operations.

A significant decline in cash flows, changes in our credit ratings, capital market disruptions, noncompliance with any of our debt covenants, or significant withdrawals by depositors at the Bank, could adversely affect our ability to maintain adequate liquidity, provide competitive financing services and to fund various discretionary priorities.
We provide competitive finance offerings and fund discretionary priorities, such as capital investments, strategic acquisitions, dividend payments and share repurchases through a combination of cash generated from operations, deposits held at the Bank and access to capital markets. Our ability to access U.S. capital markets and the associated cost of borrowing is dependent upon our credit ratings and is subject to capital market volatility. We maintain a revolving credit facility to provide funding in the event we need it, however, our ability to borrow under our revolving credit facility is subject to compliance with the covenants set forth in the credit agreement governing the revolving credit facility.
A significant decline in cash flows, changes in our credit ratings, material capital market disruptions, noncompliance with any of our debt covenants, significant withdrawals by depositors at the Bank, adverse changes to our industrial loan charter or an increase in our credit default swap spread could impact our ability to maintain adequate liquidity, which could impact our ability to provide competitive finance offerings, repay or refinance maturing debt, and fund other strategic or discretionary activities, which could adversely affect our operational and financial performance.

Changes in tax rates, laws or regulations could adversely impact our financial results.
We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to continuing global fiscal challenges and political conditions, tax laws and enforcement approaches have been and may continue to be subject to significant change. Changes in tax laws may be on a prospective or retroactive basis and could have a material impact on our tax expense and cash flows. The Organization for Economic Co-operation and Development (OECD) has set forth a Two-Pillar Solution fundamentally overhauling the international tax rules. Pillar One focuses on reallocation of profits while Pillar Two applies a global minimum corporate tax. The OECD has set forth Model Rules and an ambitious timeline to ensure the effective implementation of the Two-Pillar Solution. Although some jurisdictions have issued guidance or passed tax laws based on the OECD Model Rules, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. However, these changes could result in double tax, increase our effective tax rate and adversely impact our financial results and cash flows. We continuously monitor developments and evaluate the impact these new rules are anticipated to have on our tax rate.
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
In recent years, the United States increased tariffs for certain goods, which triggered other nations to also increase tariffs on certain of their goods. These increased tariffs resulted in additional costs on certain components used in some of our SendTech products. In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the new presidential administration with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

If we do not keep pace with changing expectations and regulations in the areas of ESG, our reputation and results of operations may be adversely affected.
The set of topics incorporated within the term ESG in general, including climate change in particular, cover a range of issues that pose potential risks to our operations. Companies across all industries are facing increased scrutiny from stakeholders related to their ESG practices. From an environmental perspective, the impact of climate change and a potential increase in severe weather events may pose risk to the operation of our sortation facilities, while changes in regulation relating to climate change and other aspects of ESG, including different regulatory requirements in different locations where we operate, may change the cost of compliance for, among other things, collecting, assuring and reporting information regarding our ESG impacts and risk management. There are also a series of laws related to product stewardship and waste disposal to which we need to comply. From a “social” perspective, a failure to meet employee expectations could impact our ability to recruit new employees and retain talent, and failure to manage any reputational risks associated with social or environmental matters could negatively impact our business.
Public statements with respect to ESG matters, such as emission reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. On the other hand, the Company could face criticism for pursuing certain environmental or social initiatives that are alleged to be political or polarizing in nature and could subject the Company to pressure in the media or through other means, which could adversely affect our reputation and results of operations, or could impact our ability to obtain or retain business with, or overseen by, the US federal government or any relevant agencies.

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
We have been and may continue to be subject to shareholder activism in the future. For example, on January 31, 2024, we entered into a cooperation agreement with Hestia Capital Partners, LP and certain of its affiliates. Pursuant to the cooperation agreement, we increased the size of our Board of Directors by two seats, appointed two nominees to our Board of Directors, and agreed to other terms and customary standstill provisions. Currently, Lance Rosenzweig and Paul Evans serve as directors pursuant to the Cooperation Agreement. Responding to proxy contests, including related litigation and settlement of prior activism, can be costly, time-consuming, result in further turnover of our Board of Directors, disrupt our operations and divert the attention of management, Board of Directors and employees. All of this could adversely affect our results of operations and financial condition, as well as the market performance of our securities.
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
As of the date of this filing, our nomination deadline has passed and no shareholders have nominated director candidates to oppose incumbent directors at this year's annual meeting.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
A comprehensive cybersecurity program is critical to achieving our business goals. Like all companies in today’s world, we face a multitude of cybersecurity threats that range from ransomware, and denial-of-service, to attacks from more advanced nation state actors, and even insider threats. Likewise, our customers, suppliers, subcontractors and partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business operations and financial performance. These cybersecurity threats and related risks make it imperative that we expend considerable resources to safeguard our organization’s assets and to prevent service disruptions or minimize the impact should an incident occur. Our processes for assessing, identifying, and managing material risks from cyberecurity threats are described below. These cybersecurity risk managment processes are integrated into our overall risk management system.
The Audit Committee of the Board of Directors oversees the Company's technology functions, including management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior technology leadership, including our Chief Information Security Officer (CISO), briefs the Audit Committee and the full Board of Directors on our cybersecurity and information security posture on a regular cadence. In addition to this regular reporting, cybersecurity risks or threats may also be escalated to the Audit Committee on an as-needed basis. In the event of an incident, we strive to follow our detailed incident response playbook, which outlines the steps to be taken from incident detection to mitigation, recovery, escalation to senior management, the Board of Directors, and functional areas, and notification to customers and employees as appropriate.
Our information security organization is led by the CISO, who is responsible for our overall information security strategy, policy, security engineering, product security, operations and cybersecurity threat detection and response. The CISO has 32 years of experience serving in various information technology roles. The information security organization manages and continually enhances an enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system and product resilience in an effort to minimize the business impact should an incident occur. Our cybersecurity program attempts to follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework principles. We also strive to maintain ISO certification and assurance reporting under AICPA SOC2 for several of our systems and products. We have adopted a risk-based management process to define, manage, and prioritize controls required to maintain the integrity and availability of our digital assets. Employees outside of our information security organization also have a role in our cybersecurity defenses and are required to receive periodic cybersecurity training, which we believe improves our overall cybersecurity posture.
We have also extended our cybersecurity governance to our operational business executives. Technical leadership periodically presents an assessment of mission critical information assets, those that would cause significant business, customer, or employee impact to the appropriate senior management executives. This is a formal assessment which describes the underlying cyber posture, mitigation plan, and commitments. It ensures that the cybersecurity program in the business unit is progressing against its goals and new risks are operationally prioritized. In addition, the CISO meets with leaders from the Company's legal, IT, and internal audit organizations to ensure alignment with privacy, regulations, legal compliance and audit plans.
We rely heavily on third party partners (i.e. suppliers, subcontractors, consultants, etc.) to support our products, business operations and technology services, and a cybersecurity incident at a partner could materially adversely impact us. Where possible, we include information security provisions, audit rights and insurance requirements, in contracts with these partners based on their level of access to our systems and data. For our most critical partners, where possible, we attempt to pursue an annual attestation of ongoing compliance to our standard policies and practices. For select partners, we engage third party cybersecurity monitoring and alerting services, and seek to work directly with those partners to address potential deficiencies identified.
Given the constantly evolving cyber-threat landscape, as well as the previously disclosed ransomware attacks we experienced in 2019 and 2020, we continuously test and evolve our cybersecurity program. We engage internal security team experts who perform ‘ethical hacks’ against our information assets to uncover risks. As part of its risk based annual audit plan, our internal audit team reviews a number of components of our information technology operations, which taken together, comprise our cybersecurity defenses. A report of its findings is distributed to certain members of management and completion of the auditor's comments is tracked and reported up to the Audit Committee. We also engage third party service providers to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. Cybersecurity related risks are included in the risk universe that our ERM process evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process annual risk assessment is presented to the Audit Committee.
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably likely to have a material effect on the organization. The Company and its service providers have experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place. Notwithstanding the cybersecurity protections we have in place, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES
We lease numerous facilities worldwide, including administrative offices, mail sortation facilities, service locations, data centers and call centers. Our corporate headquarters is located in Stamford, Connecticut.
Our Presort Services segment conducts mail sortation operations through a network of 33 operating centers throughout the United States. Our SendTech Solutions segment leases a manufacturing and distribution facility in Indiana. This facility is significant as it stores a majority of the SendTech Solutions products, supplies and inventories.
Should any facility be unable to function as intended for an extended period of time, our ability to service our clients and operating results could be impacted.
We conduct our research and development activities in facilities located in Noida and Pune, India, Bielsko-Biala, Poland and Shelton, Connecticut. Management believes that our facilities are in good operating condition, materially utilized and adequate for our current business needs.
ITEM 3. LEGAL PROCEEDINGS
See Note 16 Commitments and Contingencies to the Consolidated Financial Statements for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is principally traded on the New York Stock Exchange (NYSE) under the symbol "PBI". At January 31, 2025, we had 11,333 common stockholders of record.

Dividends and Share Repurchases
We have historically paid a quarterly dividend to our shareholders. We expect to continue to pay a quarterly dividend; however, our Board of Directors may decide to increase, decrease or not approve the payment of a dividend at any time. In February 2025, our Board of Directors increased the quarterly dividend to $0.06 per share.
On February 11, 2025, our Board of Directors authorized a new $150 million share repurchase program. In connection with the new share repurchase program, the Board of Directors terminated and replaced our prior share repurchase program authorized on February 4, 2019. Purchases by the Company under the new share repurchase program may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. We did not repurchase any shares in 2024.
Stock Performance Graph
We revised our peer group from last year to include companies to align with our changing business offerings.
Our new peer group is comprised of: ACCO Brands Corporation, Bread Financial Holdings, Inc., Cimpress plc, CSG Systems International, Inc., Deluxe Corporation, Diebold Nixdorf, Incorporated, E2open Parent Holdings, Inc., HNI Corporation, Matthews International Corporation, McGrath RentCorp, Quad/Graphics, Inc., Sabre Corporation, TTEC Holdings, Inc. and Unisys Corporation.
Our peer group for 2023 was comprised of: ACCO Brands Corporation, Avery Dennison Corporation, Cimpress plc, Bread Financial Holdings, Inc., Deluxe Corporation, Diebold Nixdorf, Incorporated, Etsy, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., GXO Logistics, Inc., Hub Group, Inc., NCR Corporation, Overstock.com, Inc., Rockwell Automation, Inc., Ryder System, Inc., Schneider National, Inc., The Western Union Company, W.W. Grainger, Inc. and Xerox Holdings Corporation.
The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) SmallCap 600 Composite Index and a peer group over a five-year period assuming the reinvestment of dividends. The composition of our peer group is developed by our Compensation Committee based on recommendations from their independent compensation consultant.

The above graph was determined by an independent third party. On a total return basis, a $100 investment on December 31, 2019, in Pitney Bowes Inc., the S&P SmallCap 600 Composite Index, our new peer group and our old peer group would have been worth $223, $149, $63 and $131 respectively, on December 31, 2024.
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
Strategic Initiatives
We have been undergoing a strategic transformation over the past year, which focused on four strategic initiatives: the Ecommerce Restructuring (described in Recent Developments below); cost rationalization including identifying certain cost reductions (described in Results of Operations below) and cash optimization to reduce go-forward cash needs and balance sheet deleveraging (described in Liquidity and Capital Resources below).
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
In addition, the Company and the Ecommerce Debtors entered into a master settlement agreement (the “Settlement Agreement”), which contemplates the separation of the relationship and transactions among the Company and its subsidiaries and the Ecommerce Debtors, including the settlement and release of claims the Ecommerce Debtors may have against the Company.
On November 25, 2024, the Bankruptcy Court confirmed the Ecommerce Debtors' Third Amended Joint Plan of Liquidation (the "Plan") which incorporated the terms of the RSA and approved the Settlement Agreement. On December 9, 2024, the Plan became effective in accordance with its terms, substantially consummating the separation of the Company from the Ecommerce Debtors. As of the end of 2024, approximately $120 million of cash costs related to the Ecommerce Restructuring have been paid.
As a result of the Ecommerce Restructuring, certain revenues, expenses, assets and liabilities are now reported as discontinued operations in our Consolidated Financial Statements. Amounts of the former Global Ecommerce segment that did not qualify for discontinued operations treatment primarily relate to operations that were dissolved or sold, certain shared services functions and a cross-border services contract. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other." See Note 4 for further information.

Outlook
Within SendTech Solutions, mailing-related revenues are expected to decline driven by lower meter populations and a higher mix of lease extensions versus new lease sales. We expect this decline to be partially offset by growth in our shipping offerings, particularly our SaaS solutions. The shift to lease extensions versus new lease sales will result in declining equipment sales in the near term; however, lease extensions will provide more stable and continued cash flows over the lease term.
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
Financial Results Summary:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Total revenue	$2,026,598	$2,078,925	(3)%	(2)%
Total costs and expenses	2,078,925	2,122,845	2%
Loss from continuing operations before income taxes	(52,327)	(43,920)	(19)%
(Benefit) provision for income taxes	(154,829)	17,347	>100%
Income (loss) from continuing operations	102,502	(61,267)	>100%
Loss from discontinued operations, net of tax	(306,099)	(324,360)	6%
Net loss	$(203,597)	$(385,627)	47%

Revenue decreased $52 million in 2024 compared to 2023 primarily due to lower support services revenue of $36 million and lower equipment sales of $36 million, partially offset by higher business services revenue of $28 million.
Total costs and expenses decreased $44 million compared to the prior year period primarily due to the following:
•Costs of revenue (excluding financing interest expense) decreased $84 million primarily due to lower cost of business services of $45 million, lower cost of equipment sales of $20 million and lower cost of support services of $14 million.
•SG&A expense decreased $64 million compared to the prior year primarily driven by lower employee-related costs of $10 million, due to lower salary expense of $40 million from headcount reductions partially offset by higher variable compensation of $33 million and a favorable impact of $16 million from the revaluation of intercompany loans. SG&A expense also benefited from overall cost savings initiatives that resulted in expense savings of approximately $38 million from savings in areas such as marketing, travel, real estate and insurance.
•Restructuring charges increased $25 million compared to the prior year period primarily driven by actions taken under the 2023 and 2024 Plans.
•A $124 million goodwill impairment charge in the prior year related to certain operations of the former Global Ecommerce segment that were sold or dissolved prior to 2024 and did not qualify for discontinued operations treatment.
•Interest expense, net, including financing interest expense, increased $12 million compared to the prior year period primarily due to higher interest rates. We allocate a portion of gross interest expense to financing interest expense based on our effective interest rate and average finance receivables for the period.
•Other components of net pension and postretirement cost increased $97 million compared to the prior year, and includes a settlement charge of $91 million from a targeted campaign to offer lump sum settlements to vested participants.
•Other expense (income) increased $92 million due to $67 million of charges related to the Ecommerce Restructuring, a $14 million increase in debt redemption/refinancing costs and a $10 million asset impairment charge.
The benefit for income taxes for 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization. See Note 15 for more information.
As a result of the above, net income from continuing operations for 2024 was $103 million compared to a net loss from continuing operations of $61 million in 2023.
Net loss for 2024 and 2023 was $204 million and $386 million, respectively, and includes a net loss from discontinued operations of $306 million and $324 million, respectively. See Note 4 for more information.

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % Change	Constant Currency % change
Total revenue	$2,078,925	$2,482,883	(16)%	(16)%
Total costs and expenses	2,122,845	2,294,231	7%
(Loss) income from continuing operations before income taxes	(43,920)	188,652	>(100%)
Provision for income taxes	17,347	42,956	60%
(Loss) income from continuing operations	(61,267)	145,696	>(100%)
Loss from discontinued operations, net of tax	(324,360)	(108,756)	>(100%)
Net (loss) income	$(385,627)	$36,940	>(100%)
Revenue decreased $404 million in 2023 compared to the prior year primarily due to a decrease in business services revenue of $337 million, lower equipment sales of $31 million and lower support services revenue of $27 million. The significant decline in business services revenue is primarily due to the sale or dissolution of certain Global Ecommerce operations that did not qualify for discontinued operations treatment.

Total costs and expenses decreased $171 million compared to the prior year primarily due to the following:
•Costs of revenue (excluding financing interest expense) decreased $345 million primarily due to lower cost of business services of $297 million and lower cost of equipment sales of $30 million. The significant decline in cost of business services is primarily due to the sale or dissolution of certain Global Ecommerce operations that did not qualify for discontinued operations reporting.
•SG&A expense declined $4 million compared to the prior year. This decrease was primarily driven by lower credit card fees of $10 million, lower professional and outsourcing fees of $8 million, lower salary expense of $5 million and lower marketing expenses of $5 million, partially offset by proxy solicitation fees of $11 million, higher credit loss provision of $7 million and non-cash foreign currency revaluation losses on intercompany loans of $6 million.
•Restructuring charges increased $35 million compared to the prior year driven by actions taken under the 2023 Plan.
•A goodwill impairment charge of $124 million associated with certain operations of the former Global Ecommerce segment that were sold or dissolved prior to 2024 and did not qualify for discontinued operations treatment.
•Interest expense, net, including financing interest expense, increased $23 million in 2023 compared to the prior year primarily due to higher interest rates.
•Other income declined $14 million compared to the prior year primarily driven by prior year gains of $22 million from the sale of assets and businesses, partially offset by a favorable year-over-year impact of $8 million associated with the redemption of debt.
In 2023, we recorded a tax provision on a net loss from continuing operations of $44 million primarily due to the non-deductibility of the goodwill impairment charge. See Note 15 to the Consolidated Financial Statements for more information.
As a result of the above, net loss from continuing operations for 2023 was $61 million compared to net income from continuing operations of $146 million in the prior year.
Net loss for 2023 was $386 million compared to net income in 2022 of $37 million. These amounts include a net loss from discontinued operations of $324 million and $109 million, respectively. See Note 4 to the Consolidated Financial Statements for more information.

SEGMENT RESULTS
Effective January 1, 2024, we moved the digital delivery services offering from the former Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to the current segment presentation.
Management measures segment profitability and performance by deducting from segment revenue the related costs and expenses attributable to the segment. Segment results exclude interest, taxes, corporate expenses, restructuring charges, and other items not allocated to a business segment.
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
Financial performance for the SendTech Solutions segment was as follows:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % change	Constant Currency % change
Business services	$139,309	$106,594	31%	31%
Support services	374,571	410,734	(9)%	(9)%
Financing	269,893	271,197	—%	—%
Equipment sales	287,600	323,739	(11)%	(11)%
Supplies	143,245	147,709	(3)%	(3)%
Rentals	65,248	67,900	(4)%	(4)%
Total revenue	1,279,866	1,327,873	(4)%	(3)%

Cost of business services	39,258	32,588	(20)%
Cost of support services	123,551	136,821	10%
Cost of equipment sales	203,617	222,220	8%
Cost of supplies	40,585	43,140	6%
Cost of rentals	17,461	19,407	10%
Total costs of revenue	424,472	454,176	7%

Gross margin	855,394	873,697	(2)%
Gross margin %	66.8%	65.8%

Selling, general and administrative	434,377	446,079	3%
Research and development	21,328	21,772	2%
Other components of pension and post retirement costs	(2,111)	(2,245)	(6)%
Adjusted Segment EBIT	$401,800	$408,091	(2)%
SendTech Solutions revenue decreased $48 million in 2024 compared to 2023. Support services revenue declined $36 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Equipment sales declined $36 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. These revenue declines were partially offset by an increase in business services revenue of $33 million primarily driven by growth in our shipping subscriptions, including enterprise subscriptions and growth in digital delivery services due to client mix.
Gross margin declined $18 million primarily due to the decline in revenue; however, gross margin percentage increased to 66.8% from 65.8% compared to the prior year. The increase in gross margin percentage was primarily driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions and digital delivery services. Gross profit margin for support services, supplies and rentals was comparable to the prior year as we reduced costs in response to lower revenues.
SG&A expense declined $12 million, primarily driven by lower employee-related expenses of $16 million due to savings from the 2023 and 2024 Plans, lower credit loss provision of $4 million and lower expenses driven by overall cost savings initiatives, partially offset by higher professional and outsourcing fees of $13 million.
Adjusted segment EBIT was $402 million in 2024 compared to $408 million in 2023.

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change	Constant Currency % change
Business services	$106,594	$230,654	(54)%	(54)%
Support services	410,734	438,191	(6)%	(6)%
Financing	271,197	274,508	(1)%	(1)%
Equipment sales	323,739	354,960	(9)%	(8)%
Supplies	147,709	154,186	(4)%	(4)%
Rentals	67,900	66,256	2%	2%
Total revenue	1,327,873	1,518,755	(13)%	(12)%

Cost of business services	32,588	157,790	79%
Cost of support services	136,821	147,654	7%
Cost of equipment sales	222,220	251,916	12%
Cost of supplies	43,140	43,537	1%
Cost of rentals	19,407	24,865	22%
Total costs of revenue	454,176	625,762	27%

Gross margin	873,697	892,993	(2)%
Gross margin %	65.8%	58.8%

Selling, general and administrative	446,079	467,243	5%
Research and development	21,772	24,363	11%
Other components of pension and post retirement costs	(2,245)	(331)	>100%
Adjusted Segment EBIT	$408,091	$401,718	2%
SendTech Solutions revenue decreased $191 million in 2023 compared to the prior year. Business services revenue declined $124 million primarily driven by a $128 million reduction in revenue due to the change in revenue presentation for digital delivery services, which was partially offset by growth in enterprise shipping subscriptions. Equipment sales declined $31 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment. Support services revenue declined $27 million primarily due to the declining meter population and continuing shift to cloud-enabled products. Supplies revenue declined $6 million primarily driven by a declining meter population. Financing revenue declined $3 million primarily due to $6 million of lower lease extensions and lower late fees of $1 million, partially offset by higher investment income of $7 million.
Gross margin decreased $19 million primarily due to the decline in revenue. However, gross margin percentage increased to 65.8% from 58.8% compared to the prior year driven by improvements in business services gross margin due to growth in enterprise shipping subscriptions, rentals gross margin due in part to a $2 million prior year unfavorable scrap adjustment and a current year favorable adjustment and equipment sales gross margin due to cost management.
SG&A expenses declined $21 million primarily driven by lower credit card fees of $8 million, lower outsourcing and professional fees of $5 million, lower rent expense of $3 million and lower marketing expenses of $1 million.
Adjusted segment EBIT was $408 million in 2023 compared to $402 million for the prior year.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Years Ended December 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % Change	Constant Currency % change
Business Services Revenue	$662,587	$617,599	7%	7%
Cost of Business Services	417,741	432,229	3%
Gross Margin	244,846	185,370	32%
Gross Margin %	37.0%	30.0%

Selling, general and administrative	78,860	74,230	(6)%
Other components of net pension and postretirement cost	202	228	11%
Adjusted segment EBIT	$165,784	$110,912	49%
Revenue increased $45 million in 2024 compared to 2023 primarily due to pricing actions and product mix. The processing of First Class Mail and Marketing Mail Flats/Bound Printed Matter contributed revenue increases of $40 million and $7 million, respectively, which was partially offset by a revenue decrease from Marketing Mail of $2 million. The revenue increase includes a $5 million favorable adjustment related to prior periods. Refer to Note 1 Basis of Presentation for further information.
Gross margin increased $59 million and gross margin percentage increased to 37.0% from 30.0% in the prior year primarily due to the increase in revenue, lower transportation costs of $5 million driven by lane optimization, cost savings as a result of the 2023 Plan, and the benefits from investments made in automation and higher-throughput sortation equipment.
SG&A expense increased $5 million compared to 2023 primarily due to higher credit loss provision of $3 million.
Adjusted segment EBIT was $166 million in 2024, including the $5 million benefit from the favorable revenue adjustment, compared to $111 million in 2023.

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

Gross margin increased $38 million and gross margin percentage increased to 30.0% from 24.4% compared to the prior year primarily due to the increase in revenue, lower transportation costs of $15 million, driven by improvements in network management, and the benefits from investments made in automation and higher-throughput sortation equipment.
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

	Years Ended December 31,
			Favorable/(Unfavorable)
	2024	2023	Actual % change
Corporate expenses	$178,141	$210,931	16%
Corporate expenses for 2024 decreased $33 million compared to the prior year primarily due to lower salary expense of $22 million due to savings from the 2023 and 2024 Plans, lower professional and outsourcing fees of $12 million, non-cash foreign currency revaluation gains on intercompany loans of $8 million, lower marketing expenses of $5 million, lower insurance costs of $3 million and various other expense savings totaling approximately $20 million from cost savings initiatives. These cost savings were partially offset by higher variable compensation expense of $37 million.

	Years Ended December 31,
			Favorable/(Unfavorable)
	2023	2022	Actual % change
Corporate expenses	$210,931	$204,251	(3)%

Corporate expenses for 2023 increased $7 million compared to the prior year primarily due to higher variable compensation expense of $4 million and higher depreciation expense of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At December 31, 2024 we had cash, cash equivalents and short-term investments of $486 million, which includes $47 million held at our foreign subsidiaries used to support the liquidity needs of those subsidiaries. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
In connection with the GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, agreed to provide funding to the Ecommerce Debtors through the DIP Facility up to a maximum amount of $47 million. The DIP Facility bears interest at 10%, and had an initial maturity date of November 29, 2024, which the parties subsequently extended to December 9, 2024. We provided initial funding of $28 million and in December 2024, received $11 million as a partial repayment of the DIP Facility. The remaining balance on the DIP Facility is fully reserved and any future distributions will be recorded as income in the period received.
Immediately prior to the GEC Sale, we had various intercompany receivables with the Ecommerce Debtors with an aggregate value of $116 million. After the GEC Sale, those intercompany receivables were converted to third party receivables, for which we have ascribed a fair value of zero. Subsequent collections, if any, will be recorded when received or collection is assured.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	2024	2023	2022
Net cash from operating activities	$229,170	$80,091	$175,039
Net cash from investing activities	(49,056)	(124,096)	(24,269)
Net cash from financing activities	(305,455)	(30,002)	(198,083)
Effect of exchange rate changes on cash and cash equivalents	(4,987)	5,731	(16,091)
Change in cash and cash equivalents	$(130,328)	$(68,276)	$(63,404)

Operating activities
Cash flows from operating activities in 2024 improved $149 million compared to the prior year period driven primarily by a decline in finance receivables and lower payments of accounts payable and accrued liabilities. Cash flow from operations also benefited from lower cash outflows from discontinued operations of $107 million.
Cash flows from operating activities in 2023 declined $95 million compared to the prior year. This decline was driven by lower earnings, higher interest payments of $30 million, higher restructuring payments of $19 million and higher pension contributions of $7 million, partially offset by changes in other working capital items.
Investing activities
Cash flows from investing activities for 2024 improved $75 million compared to the prior year primarily due to higher cash from investment activities of $40 million, lower investments in loan receivables of $20 million, lower cash outflows from discontinued operations of $17 million, and lower capital expenditures of $6 million, partially offset by net DIP Facility funding of $17 million.
Cash flows from investing activities for 2023 declined $100 million compared to the prior year primarily due to prior year proceeds of $162 million from the sale of businesses and our Shelton, Connecticut office building, lower cash from investment activities of $13 million, partially offset by lower cash payments of $28 million to settle foreign exchange derivative contracts, lower investments in loan receivables of $23 million and lower capital expenditures of $5 million and lower outflows from discontinued operations of $17 million.
Financing activities
Cash flows from financing activities for 2024 declined $275 million compared to the prior year primarily due to higher net debt repayments of $178 million and lower cash from changes in customer account deposits at the Bank of $97 million.
Cash flows from financing activities for 2023 improved $168 million compared to the prior year primarily due to lower net debt repayments of $68 million, higher cash from changes in customer account deposits at the Bank of $90 million and $13 million of common stock repurchases in the prior year.

Debt Activity
During 2024, we repaid $178 million of the Notes due March 2028 and made scheduled principal repayments of $56 million. In January 2025, we repaid the remaining outstanding balance of the Notes due March 2028.
In August 2024, we amended the credit agreement that governs our secured revolving credit facility and the term loan due March 2026 (the "Credit Agreement") and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, permitted the Ecommerce Restructuring, including funding under the DIP Facility, amended certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, released the guarantees provided by the Ecommerce Debtors, released the liens on the assets of the Ecommerce Debtors and reduced the amount of permitted borrowings under the revolving credit facility from $500 million to $400 million. The Credit Agreement contains certain financial covenants. At December 31, 2024, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our Credit Agreement are secured by assets of the company.
In February 2025, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provides for a $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. Borrowings under our New Credit Agreement are secured by assets of the Company.
Under the New Credit Agreement, the Company is required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026.
We may from time to time seek to retire or repurchase our outstanding debt through open market purchases, privately negotiated transactions, redemptions, prepayments or otherwise. Such prepayments or repurchases, if any, will depend on our business strategy, prevailing market conditions, our liquidity requirements, our contractual restrictions or covenants, compliance with securities laws and other factors and may be commenced or suspended at any time. The amounts involved may be material.
The PB Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank (FHLB) of Des Moines and has access to certain credit products as a funding source known as "advances." As of December 31, 2024, the Bank had yet to apply for any advances.

Future Cash Requirements
The following table summarizes our known and contractually committed cash requirements at December 31, 2024, with the exception of debt maturities, which is reflective of the debt refinancing completed in February 2025.

	Payments due in (in millions)
	Total	2025	2026	2027	2028	2029	Thereafter
Debt maturities	$1,966	$11	$17	$401	$134	$356	$1,047
Lease obligations	160	38	32	29	24	17	20
Purchase obligations	162	162	—	—	—	—	—
Retiree medical payments	76	10	9	9	8	8	32
Total	$2,364	$221	$58	$439	$166	$381	$1,099
Debt
Required debt repayments over the next 12 months are $11 million, which we anticipate satisfying through available cash on hand and cash generated from operations. We estimate that cash interest payments for the next 12 months will be $140 - $150 million. See Note 13 to the Consolidated Financial Statements for information regarding our debt.
Lease obligations
We lease real estate and equipment under operating and capital lease arrangements. These leases have terms of up to 15 years and include renewal options. See Note 7 and Note 17 to the Consolidated Financial Statements for further information.
Purchase obligations
Purchase obligations include unrecorded open purchase orders for goods and services.

Off Balance Sheet Arrangements
At December 31, 2024, we had approximately $30 million outstanding letters of credit guarantees with financial institutions that are primarily issued as security for insurance, leases, customs and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote. Outstanding letters of credit reduce the amount we can borrow under our revolving credit facility.

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

Allowances for credit losses
Finance receivables are comprised of sales-type leases, secured loans and unsecured revolving loans. We provide an allowance for expected credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay and current economic conditions and outlook based on reasonable and supportable forecasts. Total allowance for credit losses as a percentage of finance receivables was 2% at both December 31, 2024 and 2023. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2024 would have reduced pre-tax income by $3 million.
Trade accounts receivable are generally due within 30 days after the invoice date. We provide an allowance for expected credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information. Accounts deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible, or when they are 365 days past due, if sooner. The allowance for credit losses as a percentage of trade accounts receivables was 5% and 3% at December 31, 2024 and 2023, respectively. Holding all other assumptions constant, a 0.25% increase in the allowance rate at December 31, 2024 would have reduced pre-tax income by less than $1 million.

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
Significant judgment is also required in determining the amount of deferred tax assets that will ultimately be realized and corresponding deferred tax asset valuation allowance. When estimating the necessary valuation allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of tax planning strategies. If new information becomes available that would alter our estimate of the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance through income tax expense. Changes in the deferred tax asset valuation allowance could have a material impact on our financial condition or results of operations.

Pension benefits
The calculation of net periodic pension expense and determination of net pension obligations are dependent on assumptions and estimates relating to, among other things, the discount rate (interest rate used to discount the future estimated liability) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually.
The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) and our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan) used to determine net periodic pension expense for 2024 was 5.15% and 4.50%, respectively. The discount rate used to determine 2025 net periodic pension expense for the U.S. Plan and the U.K. Plan was 5.65% and 5.45%, respectively. A 0.25% change in the discount rate would not materially impact annual pension expense for the U.S. Plan or the U.K. Plan. A 0.25% change in the discount rate would impact the projected benefit obligation of the U.S. Plan and U.K. Plan by $16 million and $10 million, respectively.
The expected rate of return on plan assets used to determine net periodic pension expense for 2024 was 6.7% for the U.S. Plan and 5.5% for the U.K. Plan. The expected rate of return on plan assets used to determine 2025 net periodic pension expense was 6.9% and 6.09% for the U.S. Plan and the U.K. Plan, respectively. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $3 million and the U.K. Plan by $1 million.
Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized primarily over the life expectancy of plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized over a five-year period in the U.S. and a two-year period in the U.K. Plan benefits for participants in a majority of our U.S. and foreign pension plans are frozen.

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
We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Increases in estimated future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates and considered "other-than-temporary", pre-tax income would be $4 million lower.

Legal and Regulatory Matters
See Regulatory Matters in Item 1 and Other Tax Matters in Note 15 to the Consolidated Financial Statements for regulatory matters regarding our tax returns and Note 16 to the Consolidated Financial Statements for information regarding our legal proceedings.

Foreign Currency Exchange
The functional currency for most of our foreign operations is the local currency. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. During 2024, 16% of our consolidated revenue was from operations outside the United States.

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

Foreign Exchange Risk
We have a number of short-term intercompany loans denominated in a foreign currency, predominantly the British Pound, Euro and Canadian Dollar. Our foreign currency risk primarily includes the periodic revaluation of these intercompany loans and related interest, which is recorded in earnings. Assuming foreign currency exchange rates at December 31, 2024, a 1% change in the British Pound, Euro and Canadian Dollar would impact earnings by $4 million, $3 million and $2 million, respectively.
We are also exposed to foreign currency risks associated with transactions denominated in currencies other than a location’s functional currency and forecasted inventory purchases between affiliates and third parties. However, these risks are not deemed to be significant.

Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt borrowings. At December 31, 2024, approximately 61% of our debt is at fixed rates and the remaining 39% is at variable rates. The weighted average interest rate of our variable rate debt at December 31, 2024 and 2023 was 8.3% and 9.7%, respectively. A 100 basis point change in the weighted average interest rate of our variable rate debt in 2024 would have increased interest expense approximately $8 million.
We also maintain a significant investment portfolio comprised of fixed-rate investment in government and municipal securities, corporate securities, mortgage-backed securities and asset-backed securities. Changes in interest rates impact the fair value of these investments. We have designated these securities as available-for-sale, and changes in fair value due to changes in interest rates are recognized in accumulated other comprehensive loss, a component of equity, and not earnings. We do not expect to recognize impairment losses on investment securities in an unrealized loss position as we have the intent and ability to hold these securities until recovery of unrealized losses or maturity.

Credit Risk
We are exposed to credit risk on our accounts receivable and finance receivable balances. This risk is mitigated due to our large, diverse client base, dispersed over various geographic regions and industrial sectors. No single client comprised more than 10% of our consolidated net sales in 2024 or 2023. We maintain provisions for potential credit losses based on historical experience, age of receivable, current economic conditions and future outlook and other relevant factors that may impact our customers’ ability to pay. We continually evaluate the adequacy of our allowance for credit losses and adjust as necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See "Index to Consolidated Financial Statements and Schedules" in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.
Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Under the direction of our CEO and CFO, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2024.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2024 under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) and concluded that the internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, certain directors and officers of the Company adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K, as set forth in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Expiration Date
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
James A. Fairweather (Executive Vice President and Chief Innovation Officer)	Adopt	November 25, 2024	x		277,356	December 31, 2025
Shemin Nurmohamed (Executive Vice President and President, Sending Technology Solutions)	Adopt	December 20, 2024	x		17,521 (4)	December 31, 2025
Lance Rosenzweig (Chief Executive Officer)	Adopt	December 20, 2024	x		141,700(5)	December 31, 2025
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and the satisfaction of the conditions as set forth in, the written plan.
(4) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Nurmohamed’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.
(5) Mr. Rosenzweig's trading arrangement, which was entered into for ongoing estate and tax planning purposes on a date when the Company's opening share price was $6.97 per share, only provides for the sale of such shares if the price exceeds $12.00 per share in the future.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report and information regarding our directors as shown below, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

Director	Principle Occupation

Lance Rosenzweig	Chief Executive Officer, Pitney Bowes Inc.
Milena Alberti-Perez	Former Chief Financial Officer of Getty Images, Inc
Todd Everett	Independent advisor to several ecommerce companies, including Doddle Parcel Services Limited, Verishop, Inc., and Fetch Package, Inc
Kurt Wolf	Managing Member and Chief Investment Officer of Hestia Capital Management
Paul Evans	Former Chief Operating Officer of America's Auto Auction Group
Catherine Levene	Former President of Meredith Corporation's National Media Group
Julie Schoenfeld	Founder, Former President and CEO of Strobe, Inc.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

PART III
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2024 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,351,222	$10.87	18,148,363
Equity compensation plans not approved by security holders	—	—	—
Total	11,351,222	$10.87	18,148,363

(1)     Includes outstanding restricted stock units, stock options and performance stock units.
(2)    Weighted average exercise price of stock options only.

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)    Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Commission on May 8, 2024 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024	Incorporated by reference to Exhibit 3.4 to Form 8-K filed with the Commission on May 8, 2024 (Commission file number 1-3579)
4	Description of Registered Securities	Exhibit 4
4(a)	Senior Debt Indenture, dated as of February 14, 2005, by and between the Company and Citibank N.A., as trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed with the Commission on June 18, 2008 (Commission file number 1-3579)
4(b)	First Supplemental Indenture, dated as of October 23, 2007, by and among Pitney Bowes Inc., The Bank of New York, as successor trustee, and Citibank, N.A., as resigning trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
4(c)	Supplemental Indenture No. 2 dated as of February 26, 2020, by and between Pitney Bowes Inc. and The Bank of New York Mellon, as successor trustee to Citibank N.A.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 26, 2020 (Commission file number 1-3579)
4(d)	Form of 5.25% Global Medium-Term Note due 2037	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K filed with the Commission on November 16, 2006 (Commission file number 1-3579)
4(e)	Officer's Certificate establishing the terms of the Notes, dated March 7, 2013, and Specimen of 6.70% Notes due 2043	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 7, 2013 (Commission file number 1-3579)
4(f)	Officer's Certificate establishing the terms of the 4.625% Notes due 2024, dated March 13, 2014, and Specimen of 4.625% Notes due 2024.	Incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed with the Commission on March 13, 2014 (Commission file number 1-3579)
4(g)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 6.875% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
4(h)	Indenture, dated March 19, 2021, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 7.250% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on March 23, 2021 (Commission file number 1-3579).
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.10 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(c) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(d)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(e)*	Amended and Restated Pitney Bowes Inc. 2018 Stock Plan (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(f)*	Pitney Bowes Inc. 2024 Stock Plan as amended November 5, 2024	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(g) *	Pitney Bowes Inc. Key Employees' Incentive Plan as amended November 5, 2024	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(h) *	Pitney Bowes Severance Plan as amended and restated effective June 18, 2024	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(i) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of September 11, 2023)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated September 11, 2023)	Incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(k) *	Pitney Bowes Inc. Deferred Incentive Savings Plan (as amended and restated effective September 11, 2023)	Incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
10(l)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(m)*	Pitney Bowes Executive Equity Deferral Plan as amended November 5, 2024	Incorporated by reference to Exhibit 10.9 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(n)	Separation Agreement, dated as of May 21, 2024, by and between the Company and Jason Dies	Incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(o)	Separation Agreement, dated as of June 30, 2024, by and between the Company and Gregg Zegras	Incorporated by reference to Exhibit 10.5 to the Form 10-Q filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(p)	Separation Agreement, dated as of August 7, 2024, by and between the Company and James Fairweather, Executive Vice President, Chief Innovation Officer	Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(q)	Separation Agreement, dated as of February 11, 2025, by and between the Company and John Witek	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on February 12, 2025 (Commission file number 1-3579)
10(r)	Letter Agreement, dated March 15, 2024, between the Company and John Witek	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on March 19, 2024 (Commission file number 1-3579)
10(s)	Letter Agreement, dated September 18, 2024, between the Company and John Witek	Incorporated by reference to Exhibit 10.16 to the Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(t)	Letter Agreement, dated October 25, 2024, between the Company and Lance Rosenzweig	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(u)	Offer Letter, executed as of February 10, 2025, between Bob Gold and Pitney Bowes Inc.	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on February 12, 2025 (Commission file number 1-3579)
10(v)
Cooperation Agreement, dated as of January 31, 2024, by and between Hestia Capital Partners, LP, Helios I, LP, Hestia Capital Partners GP, LLC, Hestia Capital Management, LLC and Kurtis J. Wolf, on the one hand, and Pitney Bowes Inc., on the other hand
Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2024 (Commission file number 1-3579)
10(w)	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the Commission on May 2, 2024 (Commission file number 1-3579)
10(x)	Limited Liability Company Agreement, dated as of August 8, 2024, by and between Pitney Bowes International Holdings, Inc. and Hilco	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 9, 2024 (Commission file number 1-3579)

PART IV

Reg. S-K exhibits	Description	Status or incorporation by reference
10(y)	Form of Restructuring Support Agreement, dated as of August 8, 2024, by and between the Company and the Ecommerce Debtors	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(z)
Form of Settlement and Release Agreement, dated as of August 8, 2024, by and among (i) DRF Logistics, LLC and DRF, LLC, as proposed debtors and debtors-in-possession and (ii) the Company and Pitney Bowes International Holdings, Inc.
Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on August 9, 2024 (Commission file number 1-3579)
10(aa)
Credit Agreement, dated as of February 7, 2025, among Pitney Bowes Inc., a Delaware corporation, the lenders and issuing banks thereto from time to time and Bank of America, N.A., as administrative agent
Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 12, 2025 (Commission file number 1-3579)
10(bb)	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 25, 2013 (Commission file number 1-3579)
10(cc)	Form of Restricted Stock Unit Award Agreement under 2024 Stock Plan	Incorporated by reference to Exhibit 10.10 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(dd)	Form of Performance Stock Unit Award Agreement under 2024 Stock Plan	Incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(ee)	Form of Cash Incentive Unit Award Agreement under 2024 Stock Plan	Incorporated by reference to Exhibit 10.12 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(ff)	Form of Stock Cash Incentive Unit Award Agreement under 2024 Stock Plan	Incorporated by reference to Exhibit 10.13 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(gg)	Form of Non-qualified Stock Option Award Agreement under 2024 Stock Plan	Incorporated by reference to Exhibit 10.14 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(hh)	Form of Long Term Incentive Award Agreements under 2018 Stock Plan	Incorporated by reference to Exhibit 10.15 to Form 10-Q filed with the Commission on November 8, 2024 (Commission file number 1-3579)
10(ii)	Form of 2024 Long Term Incentive Award Agreements for Chief Executive Officer	Exhibit 10(ii)
10(jj)	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Exhibit 10(jj)
19	Insider trading policy	Exhibit 19
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of independent registered accounting firm	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
97	Compensation Recoupment Policy of Pitney Bowes Inc. dated December 1, 2023	Incorporated by reference to Exhibit 10.12 to Form 10-Q filed with the Commission on November 2, 2023 (Commission file number 1-3579)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

Date: February 21, 2025        PITNEY BOWES INC.
    Registrant

By: /s/ Lance Rosenzweig
Lance Rosenzweig
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lance Rosenzweig Lance Rosenzweig	Chief Executive Officer - Director (Principal Executive Officer)	February 21, 2025
/s/ John A. Witek John A. Witek	Interim Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
/s/ Milena Alberti-Perez Milena Alberti-Perez	Non-Executive Chairman - Director	February 21, 2025
/s/ Todd Everett Todd Everett	Director	February 21, 2025
/s/ Kurt Wolf Kurt Wolf	Director	February 21, 2025
/s/ Paul Evans Paul Evans	Director	February 21, 2025
/s/ Catherine Levene Catherine Levene	Director	February 21, 2025
/s/ Julie Schoenfeld Julie Schoenfeld	Director	February 21, 2025

PART IV

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pitney Bowes Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pitney Bowes Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Disposal of the majority of the Global Ecommerce reporting segment - Hilco Transaction

As described in Notes 1 and 4 to the consolidated financial statements, on August 8, 2024, the Company entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the Company’s Global Ecommerce reporting segment. In connection with the wind-down, an affiliate of Hilco Commercial Industrial, LLC (“Hilco”) subscribed for 81% of the voting interests in the subsidiary, DRF Logistics, LLC owning a majority of the Global Ecommerce segment’s net assets and operations (DRF Logistics, LLC and its subsidiary, DRF LLC, the “Ecommerce Debtors”) for de minimis consideration (the “GEC Sale”), with a subsidiary of Pitney Bowes retaining 19% of the voting interests and 100% of the economic interests. Subsequent to the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind-down of the Ecommerce Debtors (the “GEC Chapter 11 Cases”). As a result of the GEC Chapter 11 Cases, the Company determined that it no longer had control of the Ecommerce Debtors' and therefore, the Ecommerce Debtors’ were deconsolidated. As a result, certain revenues, expenses, assets and liabilities are now reported as discontinued operations in the Company’s consolidated financial statements. The Company recorded a $214M loss on sale, and reported a loss from discontinued operations, net of tax of $306M for the period ended December 31, 2024.

The principal consideration for our determination that performing procedures relating to the disposal of the majority of the Global Ecommerce reporting segment (Hilco Transaction) is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to the disposal transaction.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the disposal transaction, including the accounting for discontinued operations and the related loss on disposal of the majority of the Global Ecommerce reporting segment. These procedures also included, among others, (i) reading certain contracts and agreements relevant to the disposal transaction; (ii) evaluating the accounting impact of the deconsolidation and subsequent bankruptcy proceedings; (iii) testing the loss recorded upon disposal; (iv) reviewing supporting documents to evaluate the completeness and accuracy of discontinued operations based on the deal perimeter of the transaction; and (v) testing the appropriateness of the discontinued operations presentation.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 21, 2025

We have served as the Company’s auditor since 1934.

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Business services	$886,041	$857,646	$1,194,782
Support services	374,571	410,734	438,191
Financing	269,893	271,197	274,508
Equipment sales	287,600	323,739	354,960
Supplies	143,245	147,709	154,186
Rentals	65,248	67,900	66,256
Total revenue	2,026,598	2,078,925	2,482,883
Costs and expenses:
Cost of business services	515,533	560,640	858,127
Cost of support services	123,506	137,676	148,829
Financing interest expense	63,600	63,281	51,789
Cost of equipment sales	203,613	223,757	253,843
Cost of supplies	40,585	43,347	43,778
Cost of rentals	17,461	19,614	25,105
Selling, general and administrative	717,894	781,609	785,545
Research and development	31,957	29,486	35,464
Restructuring charges	76,915	52,412	17,208
Goodwill impairment	—	123,574	—
Interest expense, net	110,094	98,769	87,306
Other components of net pension and postretirement cost	89,044	(8,256)	4,308
Other expense (income)	88,723	(3,064)	(17,071)
Total costs and expenses	2,078,925	2,122,845	2,294,231
(Loss) income from continuing operations before income taxes	(52,327)	(43,920)	188,652
(Benefit) provision for income taxes	(154,829)	17,347	42,956
Income (loss) from continuing operations	102,502	(61,267)	145,696
Loss from discontinued operations, net of tax	(306,099)	(324,360)	(108,756)
Net (loss) income	$(203,597)	$(385,627)	$36,940
Basic earnings (loss) per share attributable to common stockholders (1):
Continuing operations	$0.57	$(0.35)	$0.84
Discontinued operations	(1.71)	(1.85)	(0.63)
Net (loss) income	$(1.13)	$(2.20)	$0.21
Diluted earnings (loss) per share attributable to common stockholders (1):
Continuing operations	$0.56	$(0.35)	$0.82
Discontinued operations	(1.68)	(1.85)	(0.61)
Net (loss) income	$(1.12)	$(2.20)	$0.21
(1)The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(203,597)	$(385,627)	$36,940
Other comprehensive income (loss), net of tax:
Foreign currency translations, net of tax of $(560), $(741) and $(3,942), respectively	(37,464)	25,279	(71,344)
Net (loss) gain on cash flow hedges, net of tax of $(2,321), $(1,847) and $2,900, respectively	(6,962)	(5,541)	8,700
Net unrealized gain (loss) on available for sale securities, net of tax of $1,207, $1,878 and $(10,424), respectively	3,866	5,977	(33,191)
Adjustments to pension and postretirement plans, net of tax of $(11,683), $(18,875) and $4,312, respectively	(35,525)	(55,128)	9,297
Amortization of pension and postretirement costs, net of tax of $29,019, $4,461 and $9,315, respectively	88,159	13,732	31,286
Other comprehensive income (loss), net of tax	12,074	(15,681)	(55,252)
Comprehensive loss	$(191,523)	$(401,308)	$(18,312)

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$469,726	$600,054
Short-term investments (includes $3,926 and $2,382, respectively, reported at fair value)	16,374	22,166
Accounts and other receivables (net of allowance of $7,723 and $5,292 respectively)	159,951	200,242
Short-term finance receivables (net of allowance of $13,302 and $14,347, respectively)	535,608	563,536
Inventories	59,836	63,048
Current income taxes	10,429	564
Other current assets and prepayments (net of allowance of $19,373 as of December 31, 2024)	66,030	76,039
Assets of discontinued operations	—	532,441
Total current assets	1,317,954	2,058,090
Property, plant and equipment, net	218,657	254,078
Rental property and equipment, net	24,587	23,583
Long-term finance receivables (net of allowance of $8,374 and $8,880, respectively)	610,316	653,085
Goodwill	721,003	734,409
Intangible assets, net	15,780	20,400
Operating lease assets	113,357	126,492
Noncurrent income taxes	99,773	60,995
Other assets (includes $173,525 and $227,131, respectively, reported at fair value)	276,089	341,053
Total assets	$3,397,516	$4,272,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$873,626	$829,419
Customer deposits at Pitney Bowes Bank	645,860	640,323
Current operating lease liabilities	26,912	29,882
Current portion of long-term debt	53,250	58,931
Advance billings	70,131	76,258
Current income taxes	2,948	6,523
Liabilities of discontinued operations	—	257,106
Total current liabilities	1,672,727	1,898,442
Long-term debt	1,866,458	2,087,101
Deferred taxes on income	49,187	211,477
Tax uncertainties and other income tax liabilities	13,770	19,091
Noncurrent operating lease liabilities	100,804	126,568
Noncurrent customer deposits at Pitney Bowes Bank	57,977	73,972
Other noncurrent liabilities	215,026	224,110
Total liabilities	3,975,949	4,640,761

Commitments and contingencies (See Note 16)

Stockholders' deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,671,868	3,077,988
Accumulated other comprehensive loss	(839,171)	(851,245)
Treasury stock, at cost (87,932 and 93,972 shares, respectively)	(2,681,468)	(2,865,657)
Total stockholders’ deficit	(578,433)	(368,576)
Total liabilities and stockholders’ deficit	$3,397,516	$4,272,185

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(203,597)	$(385,627)	$36,940
Loss from discontinued operations, net of tax	306,099	324,360	108,756
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	114,485	112,724	111,166
Allowance for credit losses	13,182	14,219	7,019
Allowance for DIP Facility	19,373	—	—
Stock-based compensation	16,524	8,857	16,311
Amortization of debt fees	12,907	10,698	8,674
Loss (gain) on debt redemption/refinancing	10,892	(3,064)	4,993
Restructuring charges	76,915	52,412	17,208
Restructuring payments	(86,024)	(34,443)	(15,406)
Pension contributions and retiree medical payments	(24,907)	(33,815)	(26,769)
Pension settlement charges	91,339	—	—
Loss on disposal of fixed assets	13,192	13,572	9,170
Gain on sale of businesses, including transaction costs	—	—	(12,205)
Gain on sale of assets	—	—	(14,372)
(Gain) loss on revaluation of intercompany loans	(10,241)	5,760	—
Impairment charges	10,000	123,574	—
Deferred taxes	(173,710)	(35,786)	5,949
Other, net	(12,954)	(6,841)	41,681
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	31,983	25,431	(14,422)
Finance receivables	60,342	(2,646)	(12,591)
Inventories	2,260	18,209	(3,390)
Other current assets and prepayments	996	20,815	13,615
Accounts payable and accrued liabilities	47,348	(16,386)	49,396
Current and noncurrent income taxes	(35,070)	30,101	23,291
Advance billings	(4,882)	(7,528)	(14,262)
Net cash from operating activities: continuing operations	276,452	234,596	340,752
Net cash from operating activities: discontinued operations	(47,282)	(154,505)	(165,713)
Net cash from operating activities	229,170	80,091	175,039
Cash flows from investing activities:
Capital expenditures	(72,403)	(78,109)	(82,629)
Purchases of investment securities	(30,099)	(18,887)	(8,863)
Proceeds from sales/maturities of investment securities	76,563	25,390	28,724
Net investment in loan receivables	(9,467)	(29,754)	(53,114)
DIP Facility net disbursement	(17,234)	—	—
Proceeds from sale of business, net of cash sold	—	—	111,593
Proceeds from asset sales	—	—	50,766
Acquisitions, net of cash acquired	—	—	(5,139)
Settlement of derivative contracts	—	427	(27,660)
Other investing activities, net	10,969	1,606	4,264
Net cash from investing activities: continuing operations	(41,671)	(99,327)	17,942
Net cash from investing activities: discontinued operations	(7,385)	(24,769)	(42,211)
Net cash from investing activities	(49,056)	(124,096)	(24,269)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	—	266,750	—
Principal payments of debt	(233,930)	(322,886)	(124,101)
Premiums and fees to refinance debt	(13,688)	(10,531)	(8,535)
Dividends paid to stockholders	(35,956)	(35,215)	(34,718)
Customer deposits at the Bank	(10,458)	86,223	(3,990)
Common stock repurchases	—	—	(13,446)
Other financing activities, net	(4,568)	(6,340)	(3,674)
Net cash from financing activities: continuing operations	(298,600)	(21,999)	(188,464)
Net cash from financing activities: discontinued operations	(6,855)	(8,003)	(9,619)
Net cash from financing activities	(305,455)	(30,002)	(198,083)
Effect of exchange rate changes on cash and cash equivalents	(4,987)	5,731	(16,091)
Change in cash and cash equivalents	(130,328)	(68,276)	(63,404)
Cash and cash equivalents at beginning of period	600,054	668,330	731,734
Cash and cash equivalents at end of period	$469,726	$600,054	$668,330

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at December 31, 2021	$323,338	$2,485	$5,169,270	$(780,312)	$(4,602,149)	$112,632
Net income	—	—	36,940	—	—	36,940
Other comprehensive loss	—	—	—	(55,252)	—	(55,252)
Dividends ($0.20 per share)	—	—	(34,718)	—	—	(34,718)
Issuance of common stock	—	(2,485)	(62,444)	—	62,797	(2,132)
Stock-based compensation	—	—	16,629	—	—	16,629
Repurchase of common stock	—	—	—	—	(13,446)	(13,446)
Balance at December 31, 2022	323,338	—	5,125,677	(835,564)	(4,552,798)	60,653
Net loss	—	—	(385,627)	—	—	(385,627)
Other comprehensive loss	—	—	—	(15,681)	—	(15,681)
Dividends ($0.20 per share)	—	—	(35,215)	—	—	(35,215)
Issuance of common stock	—	—	(73,474)	—	71,171	(2,303)
Stock-based compensation	—	—	9,597	—	—	9,597
Retirement of treasury stock	(53,000)	—	(1,562,970)	—	1,615,970	—
Balance at December 31, 2023	270,338	—	3,077,988	(851,245)	(2,865,657)	(368,576)
Net loss	—	—	(203,597)	—	—	(203,597)
Other comprehensive income	—	—	—	12,074	—	12,074
Dividends ($0.20 per share)	—	—	(35,956)	—	—	(35,956)
Issuance of common stock	—	—	(183,644)	—	184,189	545
Stock-based compensation	—	—	17,077	—	—	17,077
Balance at December 31, 2024	$270,338	$—	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)

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
In the third quarter of 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the former Global Ecommerce reporting segment. As a result, certain revenues, expenses, assets and liabilities are now reported as discontinued operations in our Consolidated Financial Statements. Amounts of the former Global Ecommerce segment that did not qualify for discontinued operations treatment primarily relate to operations that were dissolved or sold, shared services functions and a cross-border services contract. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of the former Global Ecommerce segment in continuing operations is now reported as "Other." See Note 4 for further information.
Effective January 1, 2024, we moved the digital delivery services offering from the former Global Ecommerce segment to the SendTech Solutions segment in order to leverage our technology and innovation capabilities to better serve our clients. Prior periods have been recast to conform to the current segment presentation.
During the first quarter of 2024, the Company identified an error and recorded an out of period adjustment of $5 million to correct the understatement of revenue in prior periods, of which $4 million originated in 2020 and prior. The impact of the adjustment is not material to the consolidated financial statements for any interim or annual periods.
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

Cash and Cash Equivalents
Cash equivalents include interest-earning investments with maturities of three months or less at the date of purchase. Restricted cash included in cash and cash equivalents at December 31, 2024 and 2023 was $1 million and $3 million, respectively. Restricted cash represent cash balances which are legally or contractually restricted.

Investment Securities
Investment securities classified as available-for-sale are recorded at fair value with changes in fair value due to market conditions (i.e., interest rates) recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions recorded in earnings. Purchase premiums and discounts are amortized using the effective interest method over the term of the security. Gains and losses on sales of available-for-sale securities are recorded on the trade date using the specific identification method. There were no unrealized losses due to credit losses charged to earnings in 2024, 2023, or 2022. Investment securities classified as held-to-maturity and are carried at amortized cost.
Accounts Receivables and Allowance for Credit Losses
Accounts receivables are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.
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

Deferred Costs
Certain incremental costs to obtain a contract are capitalized if we expect the benefit of those costs to be realized over a period greater than one year. These costs primarily relate to contract costs and sales commissions on multi-year equipment sales. Costs are amortized in a manner consistent with the timing of the related revenue over the contract performance period or longer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Unamortized deferred costs at both December 31, 2024 and December 31, 2023, included in other assets, were $28 million. Amortization expense for these costs for the years ended December 31, 2024, 2023 and 2022 was $16 million, $16 million and $15 million, respectively.

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

Business services
Business services includes mail processing services, shipping subscription solutions and cross-border solutions. Revenue for mail processing services and cross-border solutions are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Revenue for shipping subscription solutions is recognized ratably over the

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
contract period as the client obtains equal benefit from these services throughout the period. We review third party relationships and record revenue on a gross basis when we act as a principal in a transaction and on a net basis when we act as an agent between a client and vendor. In determining whether we are acting as principal or agent, we consider several factors such as whether we are the primary obligor to the client or have control over pricing.

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

Shipping and Handling
Shipping and handling revenue and costs are recognized as revenue and cost of revenue as incurred.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Stock-based Compensation
Compensation expense for stock-based awards is recognized ratably over the service period based on the estimated fair value of the awards expected to vest. Depending on the type of award, the fair value is estimated based on the market price of our common stock on the grant date, less the present value of expected dividends, the Black-Scholes valuation model or Monte Carlo simulation model. We believe that these valuation techniques and the underlying assumptions are appropriate in estimating the fair value of stock awards. Stock-based compensation expense is recognized primarily in selling, general and administrative expense.

Retirement Plans
Net periodic benefit cost includes service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual results that differ from previous assumptions and changes in assumptions. The expected return on plan assets is based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized over a five-year period in the U.S. and a two-year period in the U.K. Actuarial gains and losses are recognized in other comprehensive loss, net of tax, and amortized to benefit cost primarily over the life expectancy of plan participants. The funded status of pension and other postretirement benefit plans is recognized in the consolidated balance sheets.

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

Derivative Instruments
We are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures. We may also use derivatives to limit the effects of currency exchange rate fluctuations on financial results and manage the related cost of debt. We will not use derivatives for trading or speculative purposes.
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
The use of derivatives exposes us to counterparty credit risk. To mitigate such risks, we may only enter into agreements with financial institutions that meet stringent credit requirements. We regularly review our credit exposure and the creditworthiness of our counterparties. We have not seen a material change in the creditworthiness of our derivative counterparties.

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

Accounting Pronouncements Adopted in 2024
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The adoption of this standard did not have an impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We adopted this standard in the fourth quarter of 2024. See Note 3 for further information.

Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact this standard will have on our disclosures.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Year Ended December 31, 2024
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$139,309	$662,587	$84,145	$886,041	$—	$886,041
Support services	374,571	—	—	374,571	—	374,571
Financing	—	—	—	—	269,893	269,893
Equipment sales	90,715	—	—	90,715	196,885	287,600
Supplies	143,245	—	—	143,245	—	143,245
Rentals	—	—	—	—	65,248	65,248
Subtotal	747,840	662,587	84,145	1,494,572	$532,026	$2,026,598

Revenue from leasing transactions and financing	532,026	—	—	532,026
Total revenue	$1,279,866	$662,587	$84,145	$2,026,598

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$296,691	$—	$—	$296,691
Products/services transferred over time	451,149	662,587	84,145	1,197,881
Total	$747,840	$662,587	$84,145	$1,494,572

	Year Ended December 31, 2023
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$106,594	$617,599	$133,453	$857,646	$—	$857,646
Support services	410,734	—	—	410,734	—	410,734
Financing	—	—	—	—	271,197	271,197
Equipment sales	88,144	—	—	88,144	235,595	323,739
Supplies	147,709	—	—	147,709	—	147,709
Rentals	—	—	—	—	67,900	67,900
Subtotal	753,181	617,599	133,453	1,504,233	$574,692	$2,078,925

Revenue from leasing transactions and financing	574,692	—	—	574,692
Total revenue	$1,327,873	$617,599	$133,453	$2,078,925

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$306,415	$—	$—	$306,415
Products/services transferred over time	446,766	617,599	133,453	1,197,818
Total	$753,181	$617,599	$133,453	$1,504,233

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31, 2022
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Revenue from products and services
Business services	$230,654	$602,016	$362,112	$1,194,782	$—	$1,194,782
Support services	438,191	—	—	438,191	—	438,191
Financing	—	—	—	—	274,508	274,508
Equipment sales	88,022	—	—	88,022	266,938	354,960
Supplies	154,186	—	—	154,186	—	154,186
Rentals	—	—	—	—	66,256	66,256
Subtotal	911,053	602,016	362,112	1,875,181	$607,702	$2,482,883

Revenue from leasing transactions and financing	607,702	—	—	607,702
Total revenue	$1,518,755	$602,016	$362,112	$2,482,883

Timing of revenue recognition from products and services
Products/services transferred at a point in time	$318,439	$—	$—	$318,439
Products/services transferred over time	592,614	602,016	362,112	1,556,742
Total	$911,053	$602,016	$362,112	$1,875,181
Our performance obligations for revenue from products and services are as follows:
Business services includes mail processing services, shipping subscription solutions and cross-border solutions. Revenue for mail processing services and cross-border solutions are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services throughout the period.
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

Advance Billings from Contracts with Customers

	Balance Sheet Location	December 31, 2024	December 31, 2023	Increase/ (decrease)
Advance billings, current	Advance billings	$63,732	$69,295	$(5,563)
Advance billings, noncurrent	Other noncurrent liabilities	$159	$507	$(348)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to support services on mailing equipment. Revenue recognized during the twelve months ended December 31, 2024 includes $49 million of advance billings at the beginning of the period. Advance billings, current at December 31, 2024 and 2023 also includes $6 million and $7 million, respectively, from leasing transactions.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	2025	2026	2027-2029	Total
SendTech Solutions	$245,312	$199,588	$247,500	$692,400

The table above does not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

3. Segment Information
Our reportable segments are SendTech Solutions and Presort Services. SendTech Solutions includes the revenue and related expenses from physical and digital mailing and shipping technology solutions, financing, services, supplies and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats. Presort Services includes the revenue and related expenses from sortation services to qualify large volumes of First Class Mail, Marketing Mail and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Other operations includes the revenue and related expenses of our former Global Ecommerce reportable segment that did not qualify for discontinued operations treatment. These operations represent previous operations that were dissolved or sold, certain shared services functions and a cross-border services contract.
Management, including our Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated by deducting from segment revenue the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, goodwill impairment charges and other items not allocated to a particular business segment. Costs related to shared assets are allocated to the relevant segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to income or loss from continuing operations before income taxes.

	Revenue
	Years Ended December 31,
	2024	2023	2022
SendTech Solutions	$1,279,866	$1,327,873	$1,518,755
Presort Services	662,587	617,599	602,016
Total segment revenue	1,942,453	1,945,472	2,120,771
Other	84,145	133,453	362,112
Total revenue	$2,026,598	$2,078,925	$2,482,883

Geographic data:
United States	$1,700,864	$1,712,079	$2,010,052
Outside United States	325,734	366,846	472,831
Total revenue	$2,026,598	$2,078,925	$2,482,883

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
SendTech Solutions
Revenue	$1,279,866	$1,327,873	$1,518,755

Less:
Cost of revenue	424,472	454,176	625,762
Operating expenses	453,594	465,606	491,275
Adjusted segment EBIT	$401,800	$408,091	$401,718

Presort Services
Revenue	$662,587	$617,599	$602,016

Less:
Cost of revenue	417,741	432,229	454,923
Operating expenses	79,062	74,458	64,663
Adjusted segment EBIT	$165,784	$110,912	$82,430

	Adjusted Segment EBIT
	Years Ended December 31,
	2024	2023	2022
SendTech Solutions	$401,800	$408,091	$401,718
Presort Services	165,784	110,912	82,430
Total adjusted segment EBIT	567,584	519,003	484,148
Reconciling items:
Other operations	(4,232)	(354)	48,020
Interest expense, net	(173,694)	(162,050)	(139,095)
Corporate expenses	(178,141)	(210,931)	(204,251)
Restructuring charges	(76,915)	(52,412)	(17,208)
Pension settlement	(91,339)	—	—
Impairment charges	(10,000)	(123,574)	—
Gain on sale of assets	—	—	14,372
Gain on sale of businesses, including transaction costs	—	—	7,659
(Loss) gain on debt redemption/refinancing	(10,892)	3,064	(4,993)
Proxy solicitation fees	—	(10,905)	—
Foreign currency gain (loss) on intercompany loans	10,243	(5,761)	—
Charges in connection with Ecommerce Restructuring	(67,831)	—	—
Strategic review costs	(17,110)	—	—
(Loss) income from continuing operations before income taxes	$(52,327)	$(43,920)	$188,652

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Depreciation and amortization
	Years Ended December 31,
	2024	2023	2022
SendTech Solutions	39,992	37,981	37,164
Presort Services	35,825	33,642	28,039
Total reportable segments	75,817	71,623	65,203
Corporate	32,276	30,119	27,992
Other operations	6,392	10,982	17,971
Total depreciation and amortization	$114,485	$112,724	$111,166

	Capital expenditures
	Years Ended December 31,
	2024	2023	2022
SendTech Solutions	$44,351	$44,975	$39,505
Presort Services	11,011	11,182	23,363
Total reportable segments	55,362	56,157	62,868
Corporate	13,829	18,099	16,683
Other operations	3,212	3,853	3,078
Total capital expenditures	$72,403	$78,109	$82,629

	Assets
	December 31,
	2024	2023	2022
SendTech Solutions	$1,981,359	$2,081,199	$2,062,675
Presort Services	478,420	500,757	510,345
Total reportable segments	2,459,779	2,581,956	2,573,020
Cash and cash equivalents	469,726	600,054	668,331
Short-term investments	16,374	22,166	11,172
Long-term investments	190,436	250,240	259,977
Other corporate assets	261,201	285,328	535,832
Assets of discontinued operations	—	532,441	693,023
Consolidated assets	$3,397,516	$4,272,185	$4,741,355

Identifiable long-lived assets:
United States	$345,457	$390,471	$428,980
Outside United States	11,143	13,682	13,934
Total	$356,600	$404,153	$442,914

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Discontinued Operations
On August 8, 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the Company’s Global Ecommerce reporting segment. In connection with the wind-down, an affiliate of Hilco Commercial Industrial, LLC (“Hilco”) subscribed for 81% of the voting interests in the subsidiary, DRF Logistics, LLC owning a majority of the Global Ecommerce segment’s net assets and operations (DRF Logistics, LLC and its subsidiary, DRF LLC, the “Ecommerce Debtors”) for de minimis consideration (the “GEC Sale”), with a subsidiary of Pitney Bowes retaining 19% of the voting interests and 100% of the economic interests. Immediately prior to the GEC Sale, we had various intercompany receivables with the Ecommerce Debtors with an aggregate value of $116 million. After the GEC Sale, those intercompany receivables were converted to third party receivables, for which we have ascribed a fair value of zero. Subsequent collections, if any, will be recorded when received or collection is assured.
Subsequent to the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind-down of the Ecommerce Debtors (the “GEC Chapter 11 Cases”). As a result of the GEC Chapter 11 Cases, the Company determined that it no longer had control of the Ecommerce Debtors and therefore, the Ecommerce Debtors were deconsolidated. We refer to the GEC Sale, the GEC Chapter 11 Cases and any associated transactions as the “Ecommerce Restructuring”.
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
In addition, the Company and the Ecommerce Debtors entered into a master settlement agreement (the “Settlement Agreement”), which contemplates the separation of the relationship and transactions among the Company and its subsidiaries and the Ecommerce Debtors, including the settlement and release of claims the Ecommerce Debtors may have against the Company.
On November 25, 2024, the Bankruptcy Court confirmed the Ecommerce Debtors’ Third Amended Joint Plan of Liquidation (the “Plan”) which incorporated the terms of the RSA and approved the Settlement Agreement. On December 9, 2024 (the “Effective Date”), the Plan became effective in accordance with its terms, substantially consummating the separation of the Company from the Ecommerce Debtors. In December 2024, the Company received $11 million as a partial repayment of the DIP Facility. The remaining balance on the DIP Facility is fully reserved and any future distributions will be recorded as income in the period received.
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

Financial information of discontinued operations is as follows:

	Years Ended December 31,
	2024	2023	2022
Revenue	$728,462	$1,187,423	$1,055,159
Cost of revenue	737,856	1,195,975	1,076,079
Selling, general and administrative	105,909	115,652	120,024
Goodwill impairment	—	215,610	—
Other	12,589	22,769	7,828
Total costs and expenses	856,354	1,550,006	1,203,931
Loss from discontinued operations	(127,892)	(362,583)	(148,772)
Loss on sale	(213,842)	—	—
Loss from discontinued operations before taxes	(341,734)	(362,583)	(148,772)
Tax benefit	(35,635)	(38,223)	(40,016)
Loss from discontinued operations, net of tax	$(306,099)	$(324,360)	$(108,756)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

December 31, 2023
Cash and cash equivalents	$999
Accounts and other receivables, net	141,993
Inventories	7,005
Other current assets and prepayments	16,269
Property, plant and equipment, net	129,550
Intangible assets, net	41,850
Operating lease assets	183,467
Other assets	11,308
Assets of discontinued operations	$532,441

Accounts payable and accrued liabilities	$46,057
Current operating lease liabilities	30,187
Advance billings	12,829
Noncurrent operating lease liabilities	151,413
Other noncurrent liabilities	16,620
Liabilities of discontinued operations	$257,106

5. Earnings per Share (EPS)
The calculations of basic and diluted EPS are presented below. The sum of EPS amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2024	2023	2022
Numerator:
Income (loss) from continuing operations	$102,502	$(61,267)	$145,696
Loss from discontinued operations, net of tax	(306,099)	(324,360)	(108,756)
Net (loss) income attributable to common stockholders (numerator for EPS)	$(203,597)	$(385,627)	$36,940
Denominator:
Weighted-average shares used in basic EPS	179,510	175,640	173,912
Dilutive effect of common stock equivalents	3,016	—	3,340
Weighted-average shares used in diluted EPS	182,526	175,640	177,252
Basic earnings (loss) per share:
Continuing operations	$0.57	$(0.35)	$0.84
Discontinued operations	(1.71)	(1.85)	(0.63)
Net (loss) income	$(1.13)	$(2.20)	$0.21
Diluted earnings (loss) per share:
Continuing operations	$0.56	$(0.35)	$0.82
Discontinued operations	(1.68)	(1.85)	(0.61)
Net (loss) income	$(1.12)	$(2.20)	$0.21

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	8,129	13,467	10,234

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
6. Inventories
Inventories consisted of the following:

	December 31,
	2024	2023
Raw materials	$20,405	$21,201
Supplies and service parts	15,095	18,517
Finished products	24,336	23,330
Total inventories	$59,836	$63,048

7. Finance Assets and Lessor Operating Leases
Finance Assets
All finance receivables are in our SendTech Solutions segment. We segregate our finance receivables into a North America portfolio and International portfolio. Finance receivables consisted of the following:

	December 31, 2024			December 31, 2023
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$946,294	$120,109	$1,066,403	$987,743	$143,466	$1,131,209
Unguaranteed residual values	36,361	5,890	42,251	38,059	7,211	45,270
Unearned income	(257,971)	(34,674)	(292,645)	(253,711)	(42,847)	(296,558)
Allowance for credit losses	(12,659)	(2,324)	(14,983)	(13,942)	(2,786)	(16,728)
Net investment in sales-type lease receivables	712,025	89,001	801,026	758,149	105,044	863,193
Loan receivables
Loan receivables	334,717	16,874	351,591	342,062	17,865	359,927
Allowance for credit losses	(6,549)	(144)	(6,693)	(6,346)	(153)	(6,499)
Net investment in loan receivables	328,168	16,730	344,898	335,716	17,712	353,428
Net investment in finance receivables	$1,040,193	$105,731	$1,145,924	$1,093,865	$122,756	$1,216,621

Maturities of finance receivables at December 31, 2024 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
2025	$354,202	$65,266	$419,468	$268,359	$16,874	$285,233
2026	273,633	27,285	300,918	31,170	—	31,170
2027	186,094	16,062	202,156	22,963	—	22,963
2028	97,912	7,834	105,746	9,936	—	9,936
2029	32,824	3,212	36,036	2,232	—	2,232
Thereafter	1,629	450	2,079	57	—	57
Total	$946,294	$120,109	$1,066,403	$334,717	$16,874	$351,591

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Allowance for Credit Losses
Activity in the allowance for credit losses on finance receivables was as follows:

	Allowance for Credit Losses
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2021	$19,546	$3,246	$3,259	$167	$26,218
Amounts charged to expense	(2,476)	712	3,992	288	2,516
Write-offs	(6,043)	(791)	(4,903)	(295)	(12,032)
Recoveries	3,184	39	2,447	1	5,671
Other	(80)	(313)	(8)	(22)	(423)
Balance at December 31, 2022	14,131	2,893	4,787	139	21,950
Amounts charged to expense	2,096	1,178	4,847	389	8,510
Write-offs	(4,757)	(1,448)	(5,182)	(391)	(11,778)
Recoveries	2,454	181	1,893	—	4,528
Other	18	(18)	1	16	17
Balance at December 31, 2023	13,942	2,786	6,346	153	23,227
Amounts charged to expense	1,176	450	5,363	382	7,371
Write-offs	(4,233)	(870)	(6,587)	(379)	(12,069)
Recoveries	1,635	178	1,801	—	3,614
Other	139	(220)	(374)	(12)	(467)
Balance at December 31, 2024	$12,659	$2,324	$6,549	$144	$21,676

The table below shows write-offs of gross finance receivables by year of origination.

	December 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$144	$1,104	$1,702	$1,063	$749	$341	$6,966	$12,069

	December 31, 2023
	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Write-offs	$883	$1,680	$1,551	$1,079	$619	$393	$5,573	$11,778

Aging of Receivables
The aging of gross finance receivables was as follows:

	December 31, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$932,948	$117,908	$331,411	$16,809	$1,399,076
Past due amounts > 90 days	13,346	2,201	3,306	65	18,918
Total	$946,294	$120,109	$334,717	$16,874	$1,417,994

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
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class as of December 31, 2024 and 2023.

	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$188,847	$210,547	$163,892	$104,269	$66,673	$42,586	$273,736	$1,050,550
Medium	31,970	31,839	26,652	19,180	10,556	10,512	34,376	165,085
High	4,633	4,488	3,753	2,415	2,038	684	11,826	29,837
Not Scored	49,835	38,659	28,250	17,131	5,400	1,594	31,653	172,522
Total	$275,285	$285,533	$222,547	$142,995	$84,667	$55,376	$351,591	$1,417,994

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Sales Type Lease Receivables						Loan Receivables	Total
	2023	2022	2021	2020	2019	Prior
Low	$261,583	$222,947	$155,193	$96,986	$46,635	$27,164	$264,232	$1,074,740
Medium	46,208	35,891	24,483	16,027	10,503	8,041	62,910	204,063
High	4,455	4,217	2,554	1,853	740	862	7,487	22,168
Not Scored	59,335	49,839	33,494	15,944	5,089	1,166	25,298	190,165
Total	$371,581	$312,894	$215,724	$130,810	$62,967	$37,233	$359,927	$1,491,136

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Years Ended December 31,
	2024	2023	2022
Profit recognized at commencement	$101,600	$120,011	$134,717
Interest income	152,348	154,998	163,485
Total lease income from sales-type leases	$253,948	$275,009	$298,202

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Maturities of these operating leases are as follows:

2025	$20,060
2026	19,920
2027	14,028
2028	2,411
2029	2,092
Thereafter	4,114
Total	$62,625

8. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2024	2023
Machinery and equipment	$538,255	$510,863
Capitalized software	435,614	486,117
Leasehold improvements	84,987	88,999
	1,058,856	1,085,979
Accumulated depreciation	(840,199)	(831,901)
Property, plant and equipment, net	$218,657	$254,078

Rental property and equipment	$64,293	$76,719
Accumulated depreciation	(39,706)	(53,136)
Rental property and equipment, net	$24,587	$23,583

Depreciation expense was $110 million, $108 million and $101 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
9. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43,569	$(29,179)	$14,390	$44,112	$(25,659)	$18,453
Software & technology	2,944	(1,554)	1,390	3,047	(1,100)	1,947
Total intangible assets, net	$46,513	$(30,733)	$15,780	$47,159	$(26,759)	$20,400

Amortization expense was $5 million, $5 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future amortization expense for intangible assets at December 31, 2024 is as follows:

2025	$4,350
2026	3,361
2027	3,097
2028	2,438
2029	1,356
Thereafter	1,178
Total	$15,780
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill
As disclosed in Note 1, in the third quarter of 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority of the former Global Ecommerce reporting segment. Certain operations of the former Global Ecommerce segment that were sold or dissolved prior to 2024 did not qualify for discontinued operations treatment.
During 2023, the performance of our then Global Ecommerce reporting unit, continuing changes in macroeconomic conditions and our long-term outlook for this business were triggering events that caused us to evaluate the Global Ecommerce goodwill for impairment. To assess goodwill for impairment, we determined the fair value of the reporting unit and compared it to the unit's carrying value, including goodwill. We engaged a third party to assist in the determination of the fair value of the reporting unit. The fair value was estimated using a discounted cash flow model based on management developed cash flow projections, which included judgements and assumptions related to revenue growth rates, operating margins, operating income, and a discount rate. The estimates and assumptions were considered Level 3 inputs under the fair value hierarchy. Our assessments indicated that the estimated fair value of the reporting unit was less than its carrying value. Accordingly, a goodwill impairment charge of $124 million was recorded in 2023. Changes in the carrying amount of goodwill by reporting segment are shown in the tables below.

	December 31, 2023	FX Impact	December 31, 2024
SendTech Solutions	$510,646	$(13,406)	$497,240
Presort Services	223,763	—	223,763
Total goodwill	$734,409	$(13,406)	$721,003

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Goodwill before accumulated impairment	Accumulated impairment	December 31, 2022	Impairment	FX Impact	December 31, 2023
SendTech Solutions	$504,004	$—	$504,004	$—	$6,642	$510,646
Presort Services	223,763	—	223,763	—	—	223,763
Other	163,450	(39,876)	123,574	(123,574)	—	—
Total goodwill	$891,217	$(39,876)	$851,341	$(123,574)	$6,642	$734,409

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

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$6,435	$140,125	$—	$146,560
Equity securities	—	12,518	—	12,518
Commingled fixed income securities	1,612	534	—	2,146
Government and related securities	2,334	13,410	—	15,744
Corporate debt securities	—	42,159	—	42,159
Mortgage-backed / asset-backed securities	—	98,464	—	98,464
Total assets	$10,381	$307,210	$—	$317,591

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Available-For-Sale Securities
Available-for-sale securities consisted of the following:

	December 31, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$21,432	$(5,688)	$15,744
Corporate debt securities	50,367	(8,208)	42,159
Commingled fixed income securities	1,835	(223)	1,612
Mortgage-backed / asset-backed securities	123,289	(24,825)	98,464
Total	$196,923	$(38,944)	$157,979

	December 31, 2023
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$35,048	$(7,018)	$28,030
Corporate debt securities	65,008	(10,678)	54,330
Commingled fixed income securities	1,788	(207)	1,581
Mortgage-backed / asset-backed securities	146,022	(26,121)	119,901
Total	$247,866	$(44,024)	$203,842

Investment securities in a loss position were as follows:

	December 31, 2024		December 31, 2023
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$15,744	$5,688	$28,030	$7,018
Corporate debt securities	39,845	8,206	51,948	10,466
Mortgage-backed / asset-backed securities	98,464	24,825	119,901	26,121
Total	$154,053	$38,719	$199,879	$43,605

Less than 12 continuous months
Corporate debt securities	$2,314	$2	$2,382	$212
Commingled fixed income securities	1,612	223	1,581	207
Total	$3,926	$225	$3,963	$419
At December 31, 2024, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity. Accordingly, we have not recognized an impairment loss and our allowance for credit losses on these investment securities is not significant.
At December 31, 2024, scheduled maturities of available-for-sale securities were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$4,146	$3,926
After 1 year through 5 years	4,460	4,028
After 5 years through 10 years	51,237	44,200
After 10 years	137,080	105,825
Total	$196,923	$157,979

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations with or without penalty.

Held-to-Maturity Securities
Held-to-maturity securities at December 31, 2024 and 2023 totaled $203 million and $265 million, respectively. Held-to-maturity securities include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years.

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

Derivative Instruments
Interest Rate Swaps
We had interest rate swap agreements that matured on December 31, 2024, that effectively converted $200 million of variable rate debt to fixed rates. Under the terms of the interest rate swaps, we paid fixed-rate interest of 0.585% and received variable-rate interest based on one-month SOFR plus 0.1%. The variable interest rates under the term loans and the swaps reset monthly. These swaps were designated as cash flow hedges and recorded at fair value at the end of each reporting period. Changes in fair value are reflected in AOCL. The impact of these interest rate swaps was as follows:

	Years Ended December 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2024	2023		2024	2023
Interest rate swaps	$(8,425)	$(6,858)	Interest expense	$10,124	$9,708

Foreign Exchange Contracts
In the first nine months of 2023, we had outstanding foreign exchange contracts to minimize the impact on earnings from the revaluation of short-term interest-bearing intercompany loans denominated in a foreign currency. These foreign exchange contracts were not designated as hedging instruments and the revaluation of intercompany loans and the change in fair value of these derivatives were recorded in earnings. The mark-to-market adjustment on these foreign exchange contracts for the twelve months ended December 31, 2023 was a gain of $4 million and significantly offset the corresponding loss on the revaluation of intercompany loans.

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

	December 31,
	2024	2023
Carrying value	$1,919,708	$2,146,032
Fair value	$1,823,430	$1,893,620

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
11. Supplemental Financial Statement Information
Selected balance sheet information is as follows:

	December 31,
	2024	2023
Other assets:
Long-term investments	$190,436	$250,240
Other	85,653	90,813
Total	$276,089	$341,053

Accounts payable and accrued liabilities:
Accounts payable	$239,740	$273,604
Customer deposits	255,892	212,634
Employee related liabilities	234,895	232,047
Other	143,099	111,134
Total	$873,626	$829,419

Other noncurrent liabilities:
Pension liabilities	$105,766	$98,784
Postretirement medical benefits	70,390	83,222
Other	38,870	42,104
Total	$215,026	$224,110
Activity in the allowance for credit losses, other than finance receivables (see Note 7 for further information) is presented below.

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$5,292	$5,372	$28,184
Amounts charged to expense	25,184	5,709	4,503
Write-offs, recoveries and other	(3,380)	(5,789)	(27,315)
Balance at end of period	$27,096	$5,292	$5,372

Accounts and other receivables	$7,723	$5,292	$4,852
Other current assets and prepayments	19,373	—	—
Other assets	—	—	520
Total	$27,096	$5,292	$5,372

Acquisitions/Divestitures
In 2022, we sold Borderfree for proceeds of $95 million, net of cash transferred, and received additional proceeds of $7 million related to the 2021 sale of Tacit, a U.K. based software consultancy business.

Interest expense, net
Interest expense, net for the years ended December 31, 2024, 2023 and 2022 includes $14 million, $14 million and $4 million of interest income, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Other expense (income) consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Loss (gain) on redemption/refinancing of debt	$10,892	$(3,064)	$4,993
Charges in connection with the Ecommerce Restructuring	67,831	—	—
Asset impairment	10,000	—	—
Gain on sale of assets	—	—	(14,372)
Gain on sale of businesses, including transaction costs	—	—	(7,692)
Other expense (income)	$88,723	$(3,064)	$(17,071)
Supplemental cash flow information is as follows:

	Years Ended December 31,
	2024	2023	2022
Purchases of property and equipment in accounts payable	$1,719	$2,068	$2,786
Cash interest paid	$167,890	$164,046	$134,247
Cash income tax payments, net of refunds	$45,478	$22,626	$14,553

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
12. Restructuring Charges
2024 Plan
During the second quarter of 2024, we approved a worldwide cost reduction initiative (the "2024 Plan") to realize cost reductions and improve efficiencies. Under this plan, we eliminated approximately 2,800 positions and incurred charges of $74 million. We expect the 2024 Plan to be complete by the end of the first half of 2025.
2023 Plan
We completed our 2023 Plan in the second quarter of 2024. Under this plan, we eliminated 1,049 positions and recognized cumulative charges of $69 million.
Activity in our restructuring reserves was as follows:

	2024 Plan	2023 Plan	Prior Plan	Total
Balance at December 31, 2022	$—	$—	$7,647	$7,647
Amounts charged to expense - continuing operations	—	48,813	3,599	52,412
Amounts charged to expense - discontinued operations	—	9,173	—	9,173
Cash payments	—	(23,197)	(11,246)	(34,443)
Noncash activity	—	(8,661)	—	(8,661)
Balance at December 31, 2023	—	26,128	—	26,128
Amounts charged to expense - continuing operations	66,294	10,621	—	76,915
Amounts charged to expense - discontinued operations	7,265	—	—	7,265
Cash payments	(50,150)	(35,874)	—	(86,024)
Noncash activity	(245)	(875)	—	(1,120)
Balance at December 31, 2024	$23,164	$—	$—	$23,164

Components of restructuring expense in discontinued operations primarily include severance charges. Components of restructuring expense in continuing operations were as follows:

	Year Ended December 31, 2024
	2024 Plan	2023 Plan	Total
Severance	$65,958	$9,398	$75,356
Facilities and other	336	1,223	1,559
Total	$66,294	$10,621	$76,915

	Year Ended December 31, 2023
	2023 Plan	Prior Plan	Total
Severance	$40,152	$3,057	$43,209
Facilities and other	8,661	542	9,203
Total	$48,813	$3,599	$52,412

Year Ended December 31, 2022
Prior Plan
Severance	$13,765
Facilities and other	3,443
Total	$17,208

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
13. Debt

		December 31,
	Interest rate	2024	2023
Term loan due March 2026	SOFR + 2.25%	$235,000	$285,500
Notes due March 2027	6.875%	380,000	380,000
Notes due March 2028	SOFR + 6.9%	96,563	274,313
Term loan due March 2028	SOFR + 4.0%	433,125	437,625
Notes due March 2029	7.25%	350,000	350,000
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Other debt		—	1,181
Principal amount		1,955,529	2,189,460
Less: unamortized costs, net		35,821	43,428
Total debt		1,919,708	2,146,032
Less: current portion long-term debt		53,250	58,931
Long-term debt		$1,866,458	$2,087,101
During 2024, we repaid $178 million of the Notes due March 2028 and made other scheduled principal repayments of $56 million. In January 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recognized a loss of approximately $17 million in connection with this redemption.
In August 2024, we amended the credit agreement that governs our secured revolving credit facility and the term loan due March 2026 (the "Credit Agreement") and the note purchase agreement that governs our $275 million notes due March 2028. The amendments, among other things, permit the Ecommerce Restructuring, funding under the DIP Facility, amend certain covenants, including relief for expenses incurred pursuant to the Ecommerce Restructuring, release the guarantees provided by the Ecommerce Debtors and the liens on the assets of the Ecommerce Debtors and reduce the total aggregate amount of permitted borrowings under the revolving credit facility from $500 million to $400 million. The Credit Agreement contains certain financial covenants. At December 31, 2024, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our Credit Agreement are secured by assets of the company.
In February 2025, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provided a $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. Borrowings under our New Credit Agreement are secured by assets of the Company.
Under the New Credit Agreement, the Company is required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined) of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026.
At December 31, 2024, the interest rate on the term loan due 2026 was 6.7%, the interest rate on the term loan due 2028 was 8.5% and the interest rate on the March 2028 notes was 11.2%.
The PB Bank (the Bank), a wholly owned subsidiary, is a member of the Federal Home Loan Bank (FHLB) of Des Moines and has access to certain credit products as a funding source known as "advances." As of December 31, 2024, there were no outstanding advances.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Annual maturities of outstanding principal at December 31, 2024 are as follows:

2025	$53,250
2026	196,250
2027	387,250
2028	507,938
2029	350,000
Thereafter	460,841
Total	$1,955,529

14. Retirement Plans and Postretirement Medical Benefits

Retirement Plans
We provide retirement benefits to eligible employees in the U.S. and outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our defined benefit plans have been frozen. The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2024	2023	2024	2023
Accumulated benefit obligation	$1,001,801	$1,205,108	$447,127	$488,531

Projected benefit obligation
Benefit obligation - beginning of year	$1,205,140	$1,205,183	$492,767	$451,337
Service cost	49	44	745	766
Interest cost	58,131	63,533	20,815	21,238
Net actuarial (gain) loss	(39,337)	36,882	(15,310)	22,984
Foreign currency changes	—	—	(15,591)	19,854
Settlements	(140,356)	(2,892)	(7,861)	(213)
Benefits paid	(81,816)	(97,610)	(24,825)	(23,199)
Benefit obligation - end of year	$1,001,811	$1,205,140	$450,740	$492,767

Fair value of plan assets
Fair value of plan assets - beginning of year	$1,153,490	$1,161,361	$466,687	$438,403
Actual return on plan assets	22,920	86,044	(19,217)	17,057
Company contributions	4,574	6,587	7,881	16,034
Settlements	(140,356)	(2,892)	(7,861)	(213)
Foreign currency changes	—	—	(14,460)	18,605
Benefits paid	(81,816)	(97,610)	(24,825)	(23,199)
Fair value of plan assets - end of year	$958,812	$1,153,490	$408,205	$466,687

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$—	$—	$26,502	$27,805
Current liability	(4,606)	(5,057)	(1,664)	(1,694)
Noncurrent liability	(38,393)	(46,593)	(67,373)	(52,191)
Funded status	$(42,999)	$(51,650)	$(42,535)	$(26,080)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets:

	United States		Foreign
	2024	2023	2024	2023
Projected benefit obligation	$1,001,811	$1,205,141	$368,417	$396,690
Accumulated benefit obligation	$1,001,801	$1,205,108	$366,197	$392,586
Fair value of plan assets	$958,812	$1,153,490	$299,912	$342,805

Pretax amounts recognized in AOCL consist of:
	United States		Foreign
	2024	2023	2024	2023
Net actuarial loss	$633,733	$717,530	$350,007	$331,536
Prior service (credit) cost	(65)	(85)	6,969	7,266
Transition asset	—	—	(7)	(7)
Total	$633,668	$717,445	$356,969	$338,795

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2024	2023	2022	2024	2023	2022
Service cost	$49	$44	$55	$745	$766	$1,214
Interest cost	58,131	63,533	44,348	20,815	21,238	13,568
Expected return on plan assets	(85,701)	(86,008)	(71,080)	(25,858)	(29,899)	(26,770)
Amortization of prior service (credit) cost	(20)	(20)	(44)	298	286	252
Amortization of net actuarial loss	19,190	17,362	33,164	7,737	2,068	6,767
Settlements	88,051	771	394	3,373	(25)	—
Net periodic benefit cost (income)	$79,700	$(4,318)	$6,837	$7,110	$(5,566)	$(4,969)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive loss were as follows:

	United States		Foreign
	2024	2023	2024	2023
Net actuarial loss	$23,443	$36,846	$29,581	$35,826
Amortization of net actuarial loss	(19,190)	(17,362)	(7,737)	(2,068)
Amortization of prior service credit (cost)	20	20	(298)	(286)
Settlements	(88,051)	(771)	(3,373)	25
Total recognized in other comprehensive loss	$(83,778)	$18,733	$18,173	$33,497

In 2024, we conducted a targeted lump-sum campaign for terminated vested participants in the United States and Canada Defined Benefit Plans. As a result of this campaign, the projected benefit obligation of the U.S. Plan was reduced by $122 million or approximately 10% while the assets were reduce by $120 million. In Canada, the projected benefit obligation was reduced by $7 million or approximately 9% and the assets were also reduced by $7 million. As a result of this campaign, we recorded an aggregate settlement charge of $91 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Weighted-average actuarial assumptions used to determine year end benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2024			2023			2022
United States
Used to determine benefit obligations
Discount rate	5.65%			5.15%			5.55%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	5.15%			5.55%			2.85%
Expected return on plan assets	6.70%			6.50%			5.10%
Rate of compensation increase	N/A			N/A			N/A

Foreign
Used to determine benefit obligations
Discount rate	2.20%	-	6.70%	1.95%	-	4.60%	1.95%	-	5.10%
Rate of compensation increase	2.00%	-	9.88%	2.00%	-	3.50%	2.00%	-	3.00%

Used to determine net periodic benefit cost
Discount rate	1.95%	-	4.60%	1.95%	-	5.10%	0.85%	-	2.85%
Expected return on plan assets	2.75%	-	5.50%	2.75%	-	5.26%	3.75%	-	5.75%
Rate of compensation increase	2.00%	-	3.50%	2.00%	-	3.60%	1.50%	-	2.50%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
U.S. Pension Plans
Investment objectives and investment managers are reviewed periodically. Target and actual asset allocations for the U.S. pension plans were as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2025	2024	2023
Asset category
Equities	16%	15%	15%
Multi-asset credit	2%	2%	2%
Fixed income	76%	77%	76%
Real estate	5%	5%	6%
Private equity	1%	1%	1%
Total	100%	100%	100%

Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Target and actual asset allocations for the U.K. Plan, which comprises 74% of the total foreign pension plan assets, were as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2025	2024	2023
Asset category
Global equities	6%	6%	8%
Fixed income	61%	53%	69%
Multi-asset credit	5%	6%	8%
Real estate	13%	15%	13%
Diversifiers	15%	16%	—%
Cash	—%	4%	2%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Fair Value Measurements of Plan Assets
The following tables show the U.S. and foreign pension plans' assets, by level within the fair value hierarchy. The plan asset categories presented in the following tables are subsets of the broader asset allocation categories.

United States Pension Plans

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,461	$—	$10,461
Equity securities	—	67,945	—	67,945
Commingled fixed income securities	—	185,212	—	185,212
Government and related securities	158,047	37,880	—	195,927
Corporate debt securities	—	498,867	—	498,867
Mortgage-backed /asset-backed securities	—	39,046	—	39,046
Real estate	—	—	45,221	45,221
Securities lending collateral	—	109,132	—	109,132
Total plan assets at fair value	$158,047	$948,543	$45,221	$1,151,811
Securities lending payable				(109,132)
Investments valued at NAV				4,940
Cash				466
Other				(89,273)
Fair value of plan assets				$958,812

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$13,842	$—	$13,842
Equity securities	—	102,795	—	102,795
Commingled fixed income securities	—	220,041	—	220,041
Government and related securities	170,540	28,518	—	199,058
Corporate debt securities	—	545,615	—	545,615
Mortgage-backed /asset-backed securities	—	49,300	—	49,300
Real estate	—	—	67,256	67,256
Securities lending collateral	—	104,630	—	104,630
Total plan assets at fair value	$170,540	$1,064,741	$67,256	$1,302,537
Securities lending payable				(104,630)
Investments valued at NAV				5,615
Cash				1,240
Other				(51,272)
Fair value of plan assets				$1,153,490

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Foreign Plans

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$2,400	$—	$2,400
Equity securities	—	28,958	—	28,958
Commingled fixed income securities	—	212,425	—	212,425
Government and related securities	—	31,962	—	31,962
Corporate debt securities	—	20,875	—	20,875
Real estate	—	3,675	43,930	47,605
Diversified growth funds	—	—	48,400	48,400
Total plan assets at fair value	$—	$300,295	$92,330	$392,625
Cash				12,644
Other				2,936
Fair value of plan assets				$408,205

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$5,997	$—	$5,997
Equity securities	—	44,088	—	44,088
Commingled fixed income securities	—	295,105	—	295,105
Government and related securities	—	38,028	—	38,028
Corporate debt securities	—	28,389	—	28,389
Real estate	—	4,869	43,205	48,074
Total plan assets at fair value	$—	$416,476	$43,205	$459,681
Cash				6,501
Other				505
Fair value of plan assets				$466,687

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
•Equity Securities: Equity securities are comprised of private commingled funds investing in U.S. and foreign stocks. The commingled funds are not traded on an active market and fair value is based on the value of the underlying securities owned by each fund. These commingled funds are classified as Level 2.
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
•Diversifiers: comprised of units in commingled diversifier funds that comprise a mix of different asset classes. The underlying investments may not be listed on an exchange in an active market or traded on a daily basis and may fall into all three fair value categories. Accordingly, these securities are classified as Level 3.
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

Investments Valued at Net Asset Value
Represents investments in private equity limited partnerships that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient and are not categorized in the fair value hierarchy. There is no active market for these investments and the pension plan receives a proportionate share of the gains, losses and expenses in accordance with the partnership agreements. There was a remaining unfunded commitment of $6 million at both December 31, 2024 and 2023. These investments comprise approximately 1% of total U.S. Pension Fund assets at both December 31, 2024 and 2023.

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets:

	U.S. Plans	Foreign Plans
	Real estate	Real estate	Diversifiers
Balance at December 31, 2022	$91,500	$42,980	$24,394
Realized gains	4,505	—	—
Unrealized losses	(18,386)	(3,951)	(3,133)
Net purchases, sales and settlements	(10,363)	2,014	(22,396)
Foreign currency and other	—	2,162	1,135
Balance at December 31, 2023	67,256	43,205	—
Realized gains	6,762	—	—
Unrealized losses	(14,316)	406	3,446
Net purchases, sales and settlements	(14,481)	1,214	45,406
Foreign currency and other	—	(895)	(452)
Balance at December 31, 2024	$45,221	$43,930	$48,400

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Postretirement Medical Benefits
We provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. The benefit obligation and funded status for postretirement medical benefit plans are as follows:

	2024	2023
Benefit obligation
Benefit obligation - beginning of year	$93,487	$99,275
Service cost	369	367
Interest cost	4,479	5,031
Net actuarial gain	(5,603)	(206)
Foreign currency changes	(633)	214
Benefits paid, net	(12,452)	(11,194)
Benefit obligation - end of year (1)	$79,647	$93,487

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	12,452	11,194
Benefits paid, net	(12,452)	(11,194)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(9,257)	$(10,265)
Noncurrent liability	(70,390)	(83,222)
Funded status	$(79,647)	$(93,487)
(1)    Includes a benefit obligation for the U.S. postretirement plan of $73 million and $84 million at December 31, 2024 and 2023, respectively.

Pretax amounts recognized in AOCL consist of:

	2024	2023
Net actuarial gain	$(18,511)	$(14,360)

The components of net periodic benefit cost for postretirement medical benefit plans were as follows:

	2024	2023	2022
Service cost	$369	$367	$731
Interest cost	4,479	5,031	3,679
Amortization of net actuarial loss	(1,451)	(2,249)	68
Net periodic benefit cost	$3,397	$3,149	$4,478

Other changes in benefit obligation for postretirement medical benefit plans recognized in other comprehensive loss were as follows:

	2024	2023
Net actuarial gain	$(5,603)	$(206)
Amortization of net actuarial loss	1,451	2,249
Total recognized in other comprehensive loss	$(4,152)	$2,043

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2024	2023	2022
Discount rate used to determine benefit obligation
U.S.	5.60%	5.20%	5.60%
Canada	4.55%	4.60%	5.15%

Discount rate used to determine net period benefit cost
U.S.	5.20%	5.60%	2.80%
Canada	4.60%	5.15%	2.90%

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
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.50% for both 2024 and 2023. The assumed health care trend rate is 7.50% for 2025 and will gradually decline to 5.0% by the year 2035 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Postretirement Medical Benefits
2025	$124,481	$9,525
2026	119,776	9,115
2027	118,061	8,648
2028	116,601	8,211
2029	114,773	7,751
Thereafter	538,158	32,039
	$1,131,850	$75,289

During 2025, we do not anticipate making contributions to our U.S. pension plans and contributing approximately $7 million to our foreign pension plans.

Savings Plans
We offer a voluntary defined contribution 401(k) plan to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless of if they participate in the plan, and an additional contribution to participating employees based on their eligible pay. Total employer contributions to the 401(k) plan were $26 million and $28 million in 2024 and 2023, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
15. Income Taxes
(Loss) income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
U.S.	$(112,261)	$(112,437)	$107,186
International	59,934	68,517	81,466
Total	$(52,327)	$(43,920)	$188,652

The (benefit) provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2024	2023	2022
U.S. Federal:
Current	$2,535	$32,784	$28,565
Deferred	(138,444)	(31,591)	(9,995)
	(135,909)	1,193	18,570
U.S. State and Local:
Current	1,375	9,083	(834)
Deferred	(41,416)	(9,973)	7,036
	(40,041)	(890)	6,202
International:
Current	14,971	11,266	9,276
Deferred	6,150	5,778	8,908
	21,121	17,044	18,184

Total current	18,881	53,133	37,007
Total deferred	(173,710)	(35,786)	5,949
Total (benefit) provision for income taxes	$(154,829)	$17,347	$42,956

Effective tax rate	295.9%	(39.5)%	22.8%
The benefit for income taxes for 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization as well as a $6 million benefit related to a state interest valuation allowance release.
The effective tax rate for 2023 includes a benefit of $2 million on the aggregate $124 million goodwill impairment charge as the majority of this charge is nondeductible.
The effective tax rate for 2022 includes a tax benefit of $5 million on the pre-tax gain of $5 million from the Borderfree sale as the tax basis was higher than book basis.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
Federal statutory provision	$(10,989)	$(9,223)	$39,617
State and local income taxes (1)	(31,632)	(703)	5,325
Impact of foreign operations taxed at rates other than the U.S. statutory rate (2)	4,595	2,779	3,472
Accrual/release of uncertain tax amounts related to foreign operations	(829)	(2,829)	(2,753)
U.S. tax impacts of foreign income in the U.S. (3)	7,983	1,099	1,089
Tax credits	—	(69)	—
Unrealized stock compensation benefits	1,686	574	572
Surrender of company-owned life insurance policies	8,139	—	—
Nondeductible officer's compensation	5,992	—	—
Valuation allowance on capital loss carryforward	2,100
Goodwill impairment	—	24,437	—
Affiliate reorganization	(141,723)	—	—
Tax basis differences	—	—	(5,610)
Other, net	(151)	1,282	1,244
(Benefit) provision for income taxes	$(154,829)	$17,347	$42,956
(1)    Includes a benefit of $22 million related to the affiliate reorganization and a benefit of $6 million related to a state interest valuation allowance release for the year ended December 31, 2024 as well as $1 million related to tax resolutions and a benefit of $1 million for tax return true-ups for the year ended December 31, 2022.
(2)    Includes a charge of $1 million for a change in tax rates for the year ended December 31, 2024 and a charge of $2 million for a deferred rate change and a charge of $1 million for the establishment of a valuation allowance for the year ended December 31, 2022.
(3)    Includes a charge of $2 million for the loss of the GILTI deduction as well as a charge of $2 million for withholding tax for the year ended December 31, 2024 and a benefit of $1 million for the year ended December 31, 2022 associated with the sale of a business.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Deferred tax liabilities and assets consisted of the following:

	December 31,
	2024	2023
Deferred tax liabilities:
Depreciation	$—	$2,031
Deferred profit (for tax purposes) on sale to finance subsidiary	(53,370)	(43,057)
Lease revenue and related depreciation	(183,237)	(205,773)
Intangible assets	(52,773)	(52,609)
Operating lease liability	(27,857)	(31,114)
Basis adjustment in subsidiary	—	(51,548)
Other	(10,847)	(13,805)
Gross deferred tax liabilities	(328,084)	(395,875)

Deferred tax assets:
Depreciation	32,539	—
Postretirement medical benefits	20,108	23,472
Pension	16,948	15,042
Operating lease asset	31,429	35,731
Long-term incentives	5,914	11,814
Net operating and capital losses	257,186	179,153
Tax credit carry forwards	65,697	65,095
Section 163j carryforward	86,075	47,802
Tax uncertainties gross-up	4,568	4,904
Other	57,915	47,736
Gross deferred tax assets	545,840	430,749
Less: Valuation allowance	(206,441)	(159,342)
Net deferred tax assets	371,938	271,407
Total deferred taxes, net	$43,854	$(124,468)
The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that will more-likely-than-not expire without being utilized.

We have a federal net operating loss carryforward of $301 million as of December 31, 2024, that has an unlimited carryforward period. We have net operating loss carryforwards in international jurisdictions of $394 million as of December 31, 2024, of which $123 million can be carried forward indefinitely and the remainder expire over the next 20 years. We also have net operating loss carryforwards in most states totaling $1 billion that will expire over the next 20 years. In addition, we have tax credit carryforwards of $66 million, of which $51 million can be carried forward indefinitely and the remainder expire over the next 10 years.

As of December 31, 2024, we assert that we are permanently reinvested in our pre-1987 and post-2017 undistributed earnings of $564 million as well as all other outside basis differences. While a determination of the full liability that would be incurred if these earnings were repatriated is not practicable, we have estimated the withholding taxes would be approximately $2 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at beginning of year	$30,232	$33,300	$45,072
Increases from prior period positions	—	343	6
Decreases from prior period positions	(955)	(524)	(6,830)
Increases from current period positions	73	400	340
Decreases relating to settlements with tax authorities	(1,467)	(350)	(1,966)
Reductions from lapse of applicable statute of limitations	(846)	(2,937)	(3,322)
Balance at end of year	$27,037	$30,232	$33,300
The amount of the unrecognized tax benefits at December 31, 2024, 2023 and 2022 that would affect the effective tax rate if recognized was $24 million, $26 million and $29 million, respectively.
On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 40% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Amounts included in our provision for income taxes related to interest and penalties on uncertain tax positions for each of the years ended December 31, 2024, 2023 and 2022 were not significant. We had approximately $4 million accrued for the payment of interest and penalties at both December 31, 2024 and 2023.

Other Tax Matters
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2020 are closed to audit, except for review of the Tax Cuts and Jobs Act (TCJA) Sec 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2019. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2019 except for a specific issue under current exam, and France, Germany and the U.K. are closed through 2019, 2017, and 2022 respectively. We also have other less significant tax filings currently subject to examination.
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
On November 7, 2024, Trilogy and its parent company Kingsbridge Holdings, LLC brought suit against us in the Circuit Court of Cook County, Illinois, alleging that we are liable for certain Equipment Supplements that were executed by the Ecommerce Debtors and by Pitney Bowes Presort Services, LLC. On December 16, 2024, we removed the litigation to the Northern District of Illinois based on diversity jurisdiction. Due to uncertainties inherent in litigation, any actions could have a material adverse effect on our financial position, results of operations or cash flows; however, in management's opinion, the final outcome of outstanding matters will not have a material adverse effect on our business.

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

Leases	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease assets	$113,357	$126,492
Finance	Property, plant and equipment, net	31,271	25,888
Total leased assets		$144,628	$152,380

Liabilities
Operating	Current operating lease liabilities	$26,912	$29,882
	Noncurrent operating lease liabilities	100,804	126,568
Finance	Accounts payable and accrued liabilities	8,938	8,818
	Other noncurrent liabilities	23,655	25,656
Total lease liabilities		$160,309	$190,924

	Years Ended December 31,
Lease Cost	2024	2023	2022
Operating lease expense	$37,640	$46,316	$33,069
Finance lease expense
Amortization of leased assets	8,709	6,554	1,824
Interest on lease liabilities	1,970	1,750	647
Variable lease expense	8,888	8,337	8,614
Sublease income	(335)	(466)	(744)
Total expense	$56,872	$62,491	$43,410
Operating lease expense includes immaterial amounts related to leases with terms of 12 months or less.

Future Lease Payments	Operating Leases	Finance Leases	Total
2025	$37,502	$11,212	$48,714
2026	32,435	9,993	42,428
2027	28,858	7,780	36,638
2028	23,742	6,224	29,966
2029	16,598	2,048	18,646
Thereafter	20,395	1,052	21,447
Total	159,530	38,309	197,839
Less: present value discount	31,814	5,716	37,530
Lease liability	$127,716	$32,593	$160,309
Future lease payments exclude $1 million of payments for leases signed but not yet commenced at December 31, 2024.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	5.1 years	5.3 years
Finance leases	3.9 years	7.4 years
Weighted-average discount rate
Operating leases	9.3%	8.5%
Finance leases	8.6%	13.0%

	Years Ended December 31,
Cash Flow Information	2024	2023	2022
Operating cash outflows - operating leases	$40,775	$40,597	$31,618
Operating cash outflows - finance leases	$1,970	$1,750	$647
Financing cash outflows - finance leases	$5,310	$5,442	$4,393

Leased assets obtained in exchange for new lease obligations
Operating leases	$11,765	$37,204	$65,477
Finance leases	$12,433	$5,509	$18,534

18. Stockholders' Equity
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2021	174,731,395	148,606,517
Repurchases of common stock	(2,750,000)	2,750,000
Issuance of treasury stock	2,049,192	(2,049,192)
Balance at December 31, 2022	174,030,587	149,307,325
Retirement of treasury stock	—	(53,000,000)
Issuance of treasury stock	2,335,246	(2,335,246)
Balance at December 31, 2023	176,365,833	93,972,079
Issuance of treasury stock	6,040,034	(6,040,034)
Balance at December 31, 2024	182,405,867	87,932,045

At December 31, 2024, 29,499,585 shares were reserved for issuance under our stock plans and dividend reinvestment program.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
19. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss were as follows:

	Gain (Loss) Reclassified from AOCL (a)
	Years Ended December 31,
	2024	2023	2022
Cash flow hedges
Cost of sales	$—	$(33)	$178
Interest expense	10,124	9,708	549
Total before tax	10,124	9,675	727
Tax provision	2,531	2,419	181
Net of tax	$7,593	$7,256	$546

Available for sale securities
Financing revenue	$(4,851)	$(11)	$(9)
Tax benefit	(1,213)	(3)	(2)
Net of tax	$(3,638)	$(8)	$(7)

Pension and Postretirement Benefit Plans (b)
Prior service costs	$(278)	$(266)	$(208)
Actuarial losses	(25,476)	(17,181)	(39,999)
Settlement	(91,424)	(746)	(394)
Total before tax	(117,178)	(18,193)	(40,601)
Tax benefit	(29,019)	(4,461)	(9,315)
Net of tax	$(88,159)	$(13,732)	$(31,286)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive loss.
(b)     Reclassified from accumulated other comprehensive loss to other components of net pension and postretirement cost. These amounts are included in net periodic costs for defined benefit pension plans and postretirement medical benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at December 31, 2021	$3,803	$(6,249)	$(756,639)	$(21,227)	$(780,312)
Other comprehensive income (loss) before reclassifications	9,246	(33,198)	9,297	(71,344)	(85,999)
Amounts reclassified from accumulated other comprehensive loss	(546)	7	31,286	—	30,747
Net other comprehensive income (loss)	8,700	(33,191)	40,583	(71,344)	(55,252)
Balance at December 31, 2022	12,503	(39,440)	(716,056)	(92,571)	(835,564)
Other comprehensive income (loss) before reclassifications	1,715	5,969	(55,128)	25,279	(22,165)
Amounts reclassified from accumulated other comprehensive loss	(7,256)	8	13,732	—	6,484
Net other comprehensive (loss) income	(5,541)	5,977	(41,396)	25,279	(15,681)
Balance at December 31, 2023	6,962	(33,463)	(757,452)	(67,292)	(851,245)
Other comprehensive income (loss) before reclassifications	631	228	(35,525)	(37,464)	(72,130)
Amounts reclassified from accumulated other comprehensive loss	(7,593)	3,638	88,159	—	84,204
Net other comprehensive (loss) income	(6,962)	3,866	52,634	(37,464)	12,074
Balance at December 31, 2024	$—	$(29,597)	$(704,818)	$(104,756)	$(839,171)

20. Stock-Based Compensation Plans

We may grant restricted stock units, non-qualified stock options and other stock awards to eligible employees. All stock-based awards are approved by the Executive Compensation Committee of the Board of Directors. We settle stock awards with treasury shares. At December 31, 2024, there were 18,148,363 shares available for future grants.

Restricted Stock Units
Restricted stock units (RSUs) typically vest ratably over a three-year service period and entitle the holder to shares of common stock as the units vest. RSUs granted in 2023 included 1,513,928 awards subject to a performance target. The following table summarizes information about RSUs:

	2024		2023
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	5,525,193	$5.74	7,197,755	$6.09
Granted	2,042,275	4.88	2,068,825	4.19
Vested	(4,579,834)	5.86	(2,819,824)	5.53
Forfeited	(979,014)	4.22	(921,563)	5.63
Outstanding - end of the year	2,008,620	$5.29	5,525,193	$5.74
The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2024, there was $2 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.0 years. The intrinsic value of RSUs outstanding at December 31, 2024 was $15 million. The fair value of RSUs vested during 2024, 2023 and 2022 was $22 million, $12 million and $11 million, respectively. During 2022, we granted 5,280,429 RSUs at a weighted average fair value of $4.82.

In 2024 and 2023, RSUs granted include 226,581 and 222,833, respectively, to non-employee directors. These RSUs vest one year from the grant date.

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

	2024		2023
	Shares	Weighted average fair value	Shares	Weighted average fair value
Outstanding - beginning of the year	811,620	$9.57	811,620	$9.57
Granted	2,472,987	4.90	—	—
Vested	(266,618)	5.29	—	—
Release of deferred shares	(804,281)	9.50	—	—
Forfeited	(1,132,351)	4.20	—	—
Outstanding - end of the year	1,081,357	$5.62	811,620	$9.57

Stock Options
Stock options are granted at an exercise price equal to or greater than the market price of our common stock on the grant date. Options typically vest ratably over three years and expire ten years from the grant date. We did not grant any options in 2023 or 2022. In 2024, options granted were fully vested. Accordingly, at December 31, 2024, there was no unrecognized compensation cost. The intrinsic value of options outstanding and exercisable at December 31, 2024 was $3 million.

The following table summarizes information about stock option activity:

	2024		2023
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	9,151,645	$9.50	10,027,048	$9.91
Granted	1,500,000	9.00	—	—
Exercised	(2,315,720)	4.32	—	—
Canceled	(74,680)	9.43	(435,403)	7.91
Expired	—	—	(440,000)	20.27
Options outstanding - end of the year	8,261,245	$10.87	9,151,645	$9.50
Options exercisable - end of the year	8,261,245	$10.87	9,057,268	$9.52

The following table provides additional information about stock options outstanding and exercisable at December 31, 2024:

	Options Outstanding and Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$3.98 - $6.60	1,928,656	$5.93	4.1 years
$8.55 - $9.00	2,191,029	$8.91	2.7 years
$12.64 - $21.54	4,141,560	$14.21	2.0 years
	8,261,245	$10.87	2.7 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table lists the weighted average assumptions used to calculate the fair value of stock options granted in 2024:

Expected dividend yield	2.2%
Expected stock price volatility	55.3%
Risk-free interest rate	4.3%
Expected life	2 years
Weighted-average fair value per option granted	$1.64
Fair value of options granted	$2,460

Employee Stock Purchase Plan (ESPP)
We maintain a non-compensatory ESPP that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 263,635 shares and 371,982 shares in 2024 and 2023, respectively. We have reserved 3,801,881 common shares for future purchase under the ESPP.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
21. Quarterly Financial Data (unaudited)
As a result of the Ecommerce Restructuring in the third quarter of 2024, certain revenues and expenses are now reported as discontinued operations in our Consolidated Statements of Operations. Accordingly, all prior periods have been recast.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2024
Revenue	$521,269	$489,745	$499,463	$516,121	$2,026,598
Cost of revenue	248,522	239,266	237,990	238,520	964,298
Operating expenses	225,143	258,333	305,353	325,798	1,114,627
Income (loss) from continuing operations before income taxes	47,604	(7,854)	(43,880)	(48,197)	(52,327)
Provision (benefit) for income taxes	15,500	2,271	(166,466)	(6,134)	(154,829)
Income (loss) from continuing operations	32,104	(10,125)	122,586	(42,063)	102,502
(Loss) income from discontinued operations, net of tax	(34,989)	(14,742)	(261,058)	4,690	(306,099)
Net loss	$(2,885)	$(24,867)	$(138,472)	$(37,373)	$(203,597)
Basic earnings (loss) per share (1)
Continuing operations	$0.18	$(0.06)	$0.68	$(0.23)	$0.57
Discontinued operations	(0.20)	(0.08)	(1.45)	0.03	(1.71)
Net loss	$(0.02)	$(0.14)	$(0.77)	$(0.21)	$(1.13)
Diluted earnings (loss) per share (1)
Continuing operations	$0.18	$(0.06)	$0.67	$(0.23)	$0.56
Discontinued operations	(0.19)	(0.08)	(1.42)	0.03	(1.68)
Net loss	$(0.02)	$(0.14)	$(0.75)	$(0.21)	$(1.12)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2023
Revenue	$548,645	$500,831	$503,033	$526,416	$2,078,925
Cost of revenues	286,336	255,371	248,025	258,583	1,048,315
Operating expenses	237,864	278,200	228,081	330,385	1,074,530
Income (loss) from continuing operations before income taxes	24,445	(32,740)	26,927	(62,552)	(43,920)
Provision (benefit) for income taxes	6,588	2,628	9,115	(984)	17,347
Income (loss) from continuing operations	17,857	(35,368)	17,812	(61,568)	(61,267)
Loss from discontinued operations, net of tax	(25,594)	(106,167)	(30,331)	(162,268)	(324,360)
Net loss	$(7,737)	$(141,535)	$(12,519)	$(223,836)	$(385,627)
Basic earnings (loss) per share (1):
Continuing operations	$0.10	$(0.20)	$0.10	$(0.35)	$(0.35)
Discontinued operations	(0.15)	(0.60)	(0.17)	(0.92)	(1.85)
Net loss	$(0.04)	$(0.81)	$(0.07)	$(1.27)	$(2.20)
Diluted earnings (loss) per share (1):
Continuing operations	$0.10	$(0.20)	$0.10	$(0.35)	$(0.35)
Discontinued operations	(0.14)	(0.60)	(0.17)	(0.92)	(1.85)
Net loss	$(0.04)	$(0.81)	$(0.07)	$(1.27)	$(2.20)

(1) The sum of earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Valuation allowance for deferred tax asset
2024	$159,342	$55,412	$(8,313)	$206,441
2023	$157,450	$9,826	$(7,934)	$159,342
2022	$121,778	$44,188	$(8,516)	$157,450