Form 10-Q
period 2025-03-31
PITNEY BOWES INC /DE/
filed 2025-05-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025, 181,253,371 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Services	$318,432	$322,690
Products	93,190	114,124
Financing and other	81,798	84,455
Total revenue	493,420	521,269
Costs and expenses:
Cost of services	155,873	164,481
Cost of products	50,919	62,754
Cost of financing and other	17,507	21,287
Selling, general and administrative	165,915	186,832
Research and development	4,763	7,626
Restructuring charges	1,400	3,766
Interest expense, net	24,270	27,306
Other components of net pension and postretirement cost	1,854	(387)
Other expense	24,187	—
Total costs and expenses	446,688	473,665
Income from continuing operations before taxes	46,732	47,604
Provision for income taxes	11,310	15,500
Income from continuing operations	35,422	32,104
Loss from discontinued operations, net of tax	—	(34,989)
Net income (loss)	$35,422	$(2,885)
Basic earnings (loss) per share:
Continuing operations	$0.19	$0.18
Discontinued operations	—	(0.20)
Net income (loss)	$0.19	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.18
Discontinued operations	—	(0.19)
Net income (loss)	$0.19	$(0.02)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$35,422	$(2,885)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $95 and $(496), respectively	19,549	(15,399)
Net unrealized loss on cash flow hedges, net of tax of $(414)	—	(1,241)
Net unrealized gain (loss) on investment securities, net of tax of $939 and $(303), respectively	2,995	(967)
Amortization of pension and postretirement costs, net of tax of $1,666 and $1,628, respectively	5,052	5,041
Other comprehensive income (loss), net of tax	27,596	(12,566)
Comprehensive income (loss)	$63,018	$(15,451)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$323,787	$469,726
Short-term investments (includes $3,985 and $3,926, respectively, reported at fair value)	16,175	16,374
Accounts and other receivables (net of allowance of $7,494 and $7,723, respectively)	160,284	159,951
Short-term finance receivables (net of allowance of $12,506 and $13,302, respectively)	526,411	535,608
Inventories	65,103	59,836
Current income taxes	984	10,429
Other current assets and prepayments (net of allowance of $17,834 and $19,373, respectively)	92,145	66,030
Total current assets	1,184,889	1,317,954
Property, plant and equipment, net	204,380	218,657
Rental property and equipment, net	24,275	24,587
Long-term finance receivables (net of allowance of $8,200 and $8,374 respectively)	624,400	610,316
Goodwill	729,687	721,003
Intangible assets, net	17,924	15,780
Operating lease assets	113,433	113,357
Noncurrent income taxes	101,350	99,773
Other assets (includes $167,165 and $173,525, respectively, reported at fair value)	269,365	276,089
Total assets	$3,269,703	$3,397,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$743,846	$873,626
Customer deposits at Pitney Bowes Bank	625,095	645,860
Current operating lease liabilities	27,322	26,912
Current portion of long-term debt	14,150	53,250
Advance billings	75,060	70,131
Current income taxes	3,528	2,948
Total current liabilities	1,489,001	1,672,727
Long-term debt	1,899,002	1,866,458
Deferred taxes on income	50,298	49,187
Tax uncertainties and other income tax liabilities	14,560	13,770
Noncurrent operating lease liabilities	100,754	100,804
Noncurrent customer deposits at Pitney Bowes Bank	51,977	57,977
Other noncurrent liabilities	199,995	215,026
Total liabilities	3,805,587	3,975,949

Commitments and contingencies (See Note 14)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,651,715	2,671,868
Accumulated other comprehensive loss	(811,575)	(839,171)
Treasury stock, at cost (87,825 and 87,932 shares, respectively)	(2,646,362)	(2,681,468)
Total stockholders’ deficit	(535,884)	(578,433)
Total liabilities and stockholders’ deficit	$3,269,703	$3,397,516

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$35,422	$(2,885)
Loss from discontinued operations, net of tax	—	34,989
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	28,324	28,850
Allowance for credit losses	1,978	4,338
Allowance for DIP Facility	(1,539)	—
Stock-based compensation	2,683	2,153
Amortization of debt fees	2,152	3,068
Loss on debt redemption/refinancing	24,646	—
Restructuring charges	1,400	3,766
Restructuring payments	(13,106)	(14,989)
Pension contributions and retiree medical payments	(12,671)	(11,767)
Loss on sale of assets	5,106	1,591
Loss (gain) on revaluation of intercompany loans	7,595	(4,638)
Other, net	4,779	(1,587)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	(131)	14,674
Finance receivables	34,586	27,716
Inventories	(4,807)	(7,980)
Other current assets and prepayments	(4,326)	(22,117)
Accounts payable and accrued liabilities	(141,282)	(79,213)
Current and noncurrent income taxes	8,382	19,838
Advance billings	4,130	3,178
Net cash from operating activities - continuing operations	(16,679)	(1,015)
Net cash from operating activities - discontinued operations	—	(11,594)
Net cash from operating activities	(16,679)	(12,609)
Cash flows from investing activities:
Capital expenditures	(16,887)	(14,318)
Purchases of investment securities	(3,910)	(14,197)
Proceeds from sales/maturities of investment securities	13,345	23,624
Net investment in loan receivables	(37,423)	(2,115)
DIP Facility reimbursement	1,539	—
Acquisition	(2,200)	—
Other investing activities, net	—	804
Net cash from investing activities - continuing operations	(45,536)	(6,202)
Net cash from investing activities - discontinued operations	—	(5,639)
Net cash from investing activities	(45,536)	(11,841)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of discount	775,000	—
Principal payments of debt	(787,187)	(14,132)
Premiums and fees paid to redeem/refinance debt	(20,598)	—
Dividends paid to stockholders	(10,980)	(8,832)
Customer deposits at Pitney Bowes Bank	(26,766)	(29,347)
Common stock repurchases	(15,000)	—
Other financing activities, net	465	(3,600)
Net cash from financing activities - continuing operations	(85,066)	(55,911)
Net cash from financing activities - discontinued operations	—	(2,522)
Net cash from financing activities	(85,066)	(58,433)
Effect of exchange rate changes on cash and cash equivalents	1,342	(2,147)
Change in cash and cash equivalents	(145,939)	(85,030)
Cash and cash equivalents at beginning of period	469,726	600,054
Cash and cash equivalents at end of period	$323,787	$515,024
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).
Effective January 1, 2025, we revised our reporting presentation of revenue and cost of revenue to better align with our offerings. We now report Services revenue and Cost of services, which includes the previously reported Business services and Support services, Products revenue and Cost of products, which includes the previously reported Equipment sales and Supplies and Financing and other revenue and Cost of financing and other, which includes the previously reported Financing and Rentals. Prior periods have been recast to conform to the current period presentation.
As a result of the wind-down of a majority of the former Global Ecommerce reportable segment in August 2024, certain revenues and expenses for the period ended March 31, 2024 are reported as discontinued operations in our Condensed Consolidated Financial Statements. See Note 4 for further information.
During the first quarter of 2025, we identified an error and recorded an out of period adjustment of $4 million to correct an overstatement of revenue in prior periods. The impact of the adjustment is not material to the consolidated financial statements for any interim or annual periods prior to 2025 and is not expected to be material to the 2025 annual period.
During the first quarter of 2024, we identified an error and recorded an out of period adjustment of $5 million to correct an understatement of revenue in prior periods, of which $4 million originated in 2020 and prior. The impact of the adjustment was not material to the consolidated financial statements for any interim or annual periods.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2025
	SendTech Solutions	Presort Services	Other	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$123,067	$177,814	$17,551	$318,432	$—	$318,432
Products	53,252	—	—	53,252	39,938	93,190
Financing and other	—	—	—	—	81,798	81,798
Subtotal	176,319	177,814	17,551	371,684	$121,736	$493,420
Revenue from leasing transactions and financing	121,736	—	—	121,736
Total revenue	$298,055	$177,814	$17,551	$493,420

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$66,403	$—	$—	$66,403
Services/products transferred over time	109,916	177,814	17,551	305,281
Total	$176,319	$177,814	$17,551	$371,684

	Three Months Ended March 31, 2024
	SendTech Solutions	Presort Services	Other	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$128,858	$169,807	$24,025	$322,690	$—	$322,690
Products	61,453	—	—	61,453	52,671	114,124
Financing and other	—	—	—	—	84,455	84,455
Subtotal	190,311	169,807	24,025	384,143	$137,126	$521,269
Revenue from leasing transactions and financing	137,126	—	—	137,126
Total revenue	$327,437	$169,807	$24,025	$521,269

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$76,465	$—	$—	$76,465
Services/products transferred over time	113,846	169,807	24,025	307,678
Total	$190,311	$169,807	$24,025	$384,143

Our performance obligations for revenue from services and products are as follows:
Services revenue includes revenues from digital shipping and mailing technology solutions and the maintenance, professional and subscription services related to those solutions, and mail processing services. Revenues for mail processing services and cross-border solutions are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription solutions is recognized ratably over the contract period as the client obtains equal benefit from these services through the period. Revenue for maintenance and subscription services is recognized ratably over the contract period, which ranges from one to five years, and revenue for professional services is recognized when services are provided.
Products revenue generally includes the sale of mailing and shipping equipment and related supplies. We recognize revenue upon delivery for self-install equipment and supplies and upon acceptance or installation for other equipment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Financing and other revenue includes revenue from sales-type and operating leases, finance income, late fees and investment income, gains and losses at the Pitney Bowes Bank.
Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2025	December 31, 2024	Increase/ (decrease)
Advance billings, current	Advance billings	$66,742	$63,732	$3,010
Advance billings, noncurrent	Other noncurrent liabilities	$336	$159	$177

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance services on mailing equipment. Revenue recognized during the period includes $32 million of advance billings at the beginning of the period. Current advance billings shown above at March 31, 2025 and December 31, 2024 does not include $8 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2025	2026	2027-2030	Total
SendTech Solutions	$191,529	$211,674	$285,174	$688,377
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
Other operations includes the revenue and related expenses of a cross-border services contract and prior operations and shared services of our former Global Ecommerce reporting segment that was retained or did not qualify for discontinued operations treatment.
Due to a change in how these functions are now managed, effective January 1, 2025, we revised our corporate expense allocation methodology to allocate all marketing and innovation expenses to our SendTech Solutions segment. Prior periods have been recast to conform to the current period presentation.
Management, including our Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, and other items not allocated to our segments. Management believes that adjusted segment EBIT provides investors a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to income or loss from continuing operations before taxes.

	Revenue
	Three Months Ended March 31,
	2025	2024
SendTech Solutions	$298,055	$327,437
Presort Services	177,814	169,807
Total segment revenue	475,869	497,244
Other	17,551	24,025
Total revenue	$493,420	$521,269

	Three Months Ended March 31,
	2025	2024
SendTech Solutions
Revenue	$298,055	$327,437

Less:
Cost of revenue	92,688	109,473
Operating expenses	110,433	124,254
Adjusted segment EBIT	$94,934	$93,710

Presort Services
Revenue	$177,814	$169,807

Less:
Cost of revenue	104,635	107,327
Operating expenses	18,400	22,151
Adjusted segment EBIT	$54,779	$40,329

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended March 31,
	2025	2024
SendTech Solutions	$94,934	$93,710
Presort Services	54,779	40,329
Total adjusted segment EBIT	149,713	134,039
Reconciliation of adjusted segment EBIT to income from continuing operations before taxes:
Other operations	1,879	1,494
Interest expense, net	(37,885)	(43,909)
Corporate expenses	(31,903)	(42,202)
Restructuring charges	(1,400)	(3,766)
Loss on debt redemption/refinancing	(24,646)	—
Foreign currency (loss) gain on intercompany loans	(7,595)	4,638
Benefit in connection with Ecommerce Restructuring	459	—
Strategic review costs	(1,890)	(2,690)
Income from continuing operations before taxes	$46,732	$47,604

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
On November 25, 2024, the Bankruptcy Court confirmed the Ecommerce Debtors’ Third Amended Joint Plan of Liquidation (the “Plan”) and on December 9, 2024, the Plan became effective in accordance with its terms, substantially consummating the separation of the Company from the Ecommerce Debtors.
In connection with the GEC Chapter 11 Cases, we provided a senior secured, super-priority debtor-in-possession term loan (the "DIP Facility") to the Ecommerce Debtors and provided initial funding of $28 million. Through March 31, 2025, we received payments of $13 million. The remaining balance on the DIP Facility is fully reserved and any future distributions will be recorded as income in the period received.
We account for the investment in the Ecommerce Debtors using the equity method, but have ascribed a fair value of our economic interest in the Ecommerce Debtors of zero. We do not anticipate receiving any recovery or distribution from our economic equity interest and remain exposed to the economic risks and continued costs applicable to the Ecommerce Debtors through our investment in the DIP Facility.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Discontinued operations for the period ended March 31, 2024 is comprised of the following:

Three Months Ended March 31, 2024
Revenue	$309,240
Cost of revenue	314,942
Selling, general and administrative	29,366
Other	2,862
Total costs and expenses	347,170
Loss from discontinued operations before taxes	(37,930)
Tax benefit	(2,941)
Loss from discontinued operations, net of tax	$(34,989)

5. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below. The sum of the EPS amounts may not equal the totals due to rounding.

	Three Months Ended March 31,
	2025	2024
Numerator:
Income from continuing operations	$35,422	$32,104
Loss from discontinued operations, net of tax	—	(34,989)
Net income (loss)	$35,422	$(2,885)
Denominator:
Weighted-average shares used in basic EPS	182,872	176,997
Dilutive effect of common stock equivalents	1,901	4,483
Weighted-average shares used in diluted EPS	184,773	181,480

Basic earnings (loss) per share:
Continuing operations	$0.19	$0.18
Discontinued operations	—	(0.20)
Net income (loss)	$0.19	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.18
Discontinued operations	—	(0.19)
Net income (loss)	$0.19	$(0.02)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	3,969	7,063
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$21,999	$20,405
Supplies and service parts	18,472	15,095
Finished products	24,632	24,336
Total inventories	$65,103	$59,836

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
Finance receivables consisted of the following:

	March 31, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$924,060	$117,395	$1,041,455	$946,294	$120,109	$1,066,403
Unguaranteed residual values	35,581	5,968	41,549	36,361	5,890	42,251
Unearned income	(259,886)	(35,621)	(295,507)	(257,971)	(34,674)	(292,645)
Allowance for credit losses	(12,303)	(2,165)	(14,468)	(12,659)	(2,324)	(14,983)
Net investment in sales-type lease receivables	687,452	85,577	773,029	712,025	89,001	801,026
Loan receivables
Loan receivables	367,054	16,966	384,020	334,717	16,874	351,591
Allowance for credit losses	(6,095)	(143)	(6,238)	(6,549)	(144)	(6,693)
Net investment in loan receivables	360,959	16,823	377,782	328,168	16,730	344,898
Net investment in finance receivables	$1,048,411	$102,400	$1,150,811	$1,040,193	$105,731	$1,145,924

Maturities of gross finance receivables at March 31, 2025 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2025	$264,931	$42,469	$307,400	$189,629	$16,966	$206,595
2026	293,370	34,911	328,281	53,160	—	53,160
2027	203,728	21,949	225,677	50,759	—	50,759
2028	112,503	12,098	124,601	38,404	—	38,404
2029	44,771	4,808	49,579	22,055	—	22,055
Thereafter	4,757	1,160	5,917	13,047	—	13,047
Total	$924,060	$117,395	$1,041,455	$367,054	$16,966	$384,020

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$913,405	$115,830	$363,953	$16,866	$1,410,054
Past due amounts > 90 days	10,655	1,565	3,101	100	15,421
Total	$924,060	$117,395	$367,054	$16,966	$1,425,475

	December 31, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$932,948	$117,908	$331,411	$16,809	$1,399,076
Past due amounts > 90 days	13,346	2,201	3,306	65	18,918
Total	$946,294	$120,109	$334,717	$16,874	$1,417,994

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	644	(105)	582	42	1,163
Write-offs	(1,536)	(186)	(1,543)	(48)	(3,313)
Recoveries	492	48	328	—	868
Other	44	84	179	5	312
Balance at March 31, 2025	$12,303	$2,165	$6,095	$143	$20,706

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	62	(123)	631	70	640
Write-offs	(1,178)	(156)	(1,260)	(67)	(2,661)
Recoveries	398	113	408	—	919
Other	(11)	(141)	(1)	(4)	(157)
Balance at March 31, 2024	$13,213	$2,479	$6,124	$152	$21,968

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	March 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$64	$124	$383	$518	$396	$237	$1,591	$3,313

	March 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$21	$193	$566	$249	$172	$133	$1,327	$2,661
Credit Quality
The extension and management of credit lines to new and existing clients uses a combination of a client's credit score, where available, a detailed manual review of their financial condition and payment history, or an automated process. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow-up should an account become delinquent. We have robust automated collections and extensive portfolio management processes to ensure that our global strategy is executed, collection resources are allocated and enhanced tools and processes are implemented as needed.
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

	March 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$41,655	$176,645	$191,448	$146,902	$91,835	$100,342	$305,415	$1,054,242
Medium	8,064	37,437	33,324	25,302	18,973	19,378	38,979	181,457
High	1,101	4,230	3,867	3,345	2,100	2,454	9,678	26,775
Not Scored	30,016	38,875	30,415	20,246	9,259	4,242	29,948	163,001
Total	$80,836	$257,187	$259,054	$195,795	$122,167	$126,416	$384,020	$1,425,475

	December 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$188,847	$210,547	$163,892	$104,269	$66,673	$42,586	$273,736	$1,050,550
Medium	31,970	31,839	26,652	19,180	10,556	10,512	34,376	165,085
High	4,633	4,488	3,753	2,415	2,038	684	11,826	29,837
Not Scored	49,835	38,659	28,250	17,131	5,400	1,594	31,653	172,522
Total	$275,285	$285,533	$222,547	$142,995	$84,667	$55,376	$351,591	$1,417,994

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended March 31,
	2025	2024
Profit recognized at commencement	$19,760	$26,977
Interest income	37,763	37,968
Total lease income from sales-type leases	$57,523	$64,945

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. For the three months ended March 31, 2025 and 2024, revenue includes $15 million and $17 million, respectively, of lease income under operating leases. Maturities of operating leases are as follows:

Remainder 2025	$17,658
2026	19,388
2027	14,585
2028	5,620
2029	2,927
Thereafter	760
Total	$60,938

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
8. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$46,899	$(30,263)	$16,636	$43,569	$(29,179)	$14,390
Software & technology	2,993	(1,705)	1,288	2,944	(1,554)	1,390
Total intangible assets	$49,892	$(31,968)	$17,924	$46,513	$(30,733)	$15,780

Amortization expense for both the three months ended March 31, 2025 and 2024 was $1 million.
Future amortization expense as of March 31, 2025 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2025	$3,468
2026	3,702
2027	3,437
2028	2,771
2029	1,689
Thereafter	2,857
Total	$17,924

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2024	Currency impact	March 31, 2025
SendTech Solutions	$497,240	$8,684	$505,924
Presort Services	223,763	—	223,763
Total goodwill	$721,003	$8,684	$729,687

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

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,329	$72,374	$—	$79,703
Equity securities	—	11,607	—	11,607
Commingled fixed income securities	1,646	494	—	2,140
Government and related securities	2,359	13,119	—	15,478
Corporate debt securities	—	42,912	—	42,912
Mortgage-backed / asset-backed securities	—	91,689	—	91,689
Total assets	$11,334	$232,195	$—	$243,529

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,435	$140,125	$—	$146,560
Equity securities	—	12,518	—	12,518
Commingled fixed income securities	1,612	534	—	2,146
Government and related securities	2,334	13,410	—	15,744
Corporate debt securities	—	42,159	—	42,159
Mortgage-backed / asset-backed securities	—	98,464	—	98,464
Total assets	$10,381	$307,210	$—	$317,591
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
•Mortgage-Backed / Asset-Backed Securities: These securities are valued based on external pricing indices or external price/spread data. These securities are classified as Level 2.

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the three months ended March 31, 2025 or 2024.

Available-for-sale securities consisted of the following:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$21,411	$4	$(5,937)	$15,478
Corporate debt securities	50,170	—	(7,258)	42,912
Commingled fixed income securities	1,847	—	(201)	1,646
Mortgage-backed / asset-backed securities	113,307	—	(21,618)	91,689
Total	$186,735	$4	$(35,014)	$151,725

	December 31, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$21,432	$(5,688)	$15,744
Corporate debt securities	50,367	(8,208)	42,159
Commingled fixed income securities	1,835	(223)	1,612
Mortgage-backed / asset-backed securities	123,289	(24,825)	98,464
Total	$196,923	$(38,944)	$157,979

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Investment securities in a loss position were as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$15,478	$5,937	$15,744	$5,688
Corporate debt securities	42,912	7,258	39,845	8,206
Commingled fixed income securities	1,646	201	—	—
Mortgage-backed / asset-backed securities	91,576	21,617	98,464	24,825
Total	$151,612	$35,013	$154,053	$38,719

Less than 12 continuous months
Corporate debt securities	$—	$—	$2,314	$2
Commingled fixed income securities	—	—	1,612	223
Mortgage-backed / asset-backed securities	113	1	—	—
Total	$113	$1	$3,926	$225
At March 31, 2025, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at March 31, 2025 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$4,181	$3,985
After 1 year through 5 years	9,521	8,469
After 5 years through 10 years	37,620	32,636
After 10 years	135,413	106,635
Total	$186,735	$151,725
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Certain investment securities are classified as held-to-maturity and include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years. Held-to-maturity securities at March 31, 2025 and December 31, 2024 totaled $133 million and $203 million, respectively.

Derivative Instruments
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. We may use derivative instruments to limit the effects on our financial results from changes in interest rates and currency exchange rates. We do not use derivatives for trading or speculative purposes. We did not enter into any derivative instruments during the quarter ended March 31, 2025.

Interest Rate Swaps
At March 31, 2024, we had outstanding interest rate swap agreements that effectively converted $200 million of variable rate debt to fixed rates. These swaps were designated as cash flow hedges. The swaps were recorded at fair value at the end of each reporting period with the change in fair value reflected in AOCL. For the three months ended March 31, 2024, the amount recognized in AOCL was a loss of $2 million and the amount reclassified from AOCL to earnings was a gain of $3 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale and held-to-maturity investment securities, accounts receivable, loan receivables, accounts payable and debt. The carrying value of cash and cash equivalents, held-to-maturity investment securities, accounts receivable, loans receivable, and accounts payable approximate fair value. The fair value of available-for-sale investment securities is presented above. The inputs used to estimate the fair value of debt included recently executed transactions and market price quotations (Level 2 inputs within the fair value hierarchy).
The carrying value and estimated fair value of debt was as follows:

	March 31, 2025	December 31, 2024
Carrying value	$1,913,152	$1,919,708
Fair value	$1,820,224	$1,823,430

10. Restructuring Charges
2024 Plan
We continue to take actions and incur charges under this plan. Through March 31, 2025, we eliminated approximately 2,800 positions and incurred cumulative charges of $75 million. We expect the 2024 Plan to be completed by the end of the first half of 2025.
Activity in our restructuring reserves was as follows:

2024 Plan
Balance at January 1, 2025	$23,164
Amounts charged to expense	1,400
Cash payments	(13,106)
Noncash activity	(568)
Balance at March 31, 2025	$10,890

2023 Plan
Balance at January 1, 2024	$26,128
Amounts charged to expense - continuing operations	3,766
Amounts charged to expense - discontinued operations	549
Cash payments	(14,989)
Noncash activity	(875)
Balance at March 31, 2024	$14,579

Components of restructuring expense were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	2024 Plan	2023 Plan
Severance	$832	$2,870
Facilities and other	568	896
Total	$1,400	$3,766
Components of restructuring expense in discontinued operations primarily included severance charges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2025	December 31, 2024
Term loan due March 2026	SOFR + 2.25%	$—	$235,000
Notes due March 2027	6.875%	372,500	380,000
Notes due March 2028	SOFR + 6.9%	—	96,563
Term loan due March 2028	SOFR + 4.0%	—	433,125
Term loan due March 2028	SOFR + 2.35%	160,000	—
Notes due March 2029	7.25%	335,000	350,000
Term loan due March 2032	SOFR + 3.75%	615,000	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Principal amount		1,943,341	1,955,529
Less: unamortized costs, net		30,189	35,821
Total debt		1,913,152	1,919,708
Less: current portion long-term debt		14,150	53,250
Long-term debt		$1,899,002	$1,866,458

In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million in other expense. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provides for $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance in other expense. We also purchased an aggregate $23 million of the Notes due March 2027 and Notes due March 2029.
From April 1, 2025 through May 2, 2025, we purchased an additional aggregate $14 million of the Notes due March 2027 and Notes due March 2029.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At March 31, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.
The New Credit Agreement also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027 the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be become due on such date. We are considering various strategies and fully intend to redeem the Notes due March 2027 before September 2026 either with available cash on hand or refinance through the capital markets.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
Service cost	$6	$12	$278	$188	$70	$92
Interest cost	13,522	14,966	5,608	5,201	1,038	1,136
Expected return on plan assets	(18,650)	(21,909)	(6,382)	(6,450)	—	—
Amortization of prior service (credit) cost	(5)	(5)	73	74	—	—
Amortization of net actuarial loss (gain)	5,071	4,972	2,183	1,923	(604)	(295)
Net periodic benefit (income) cost	$(56)	$(1,964)	$1,760	$936	$504	$933
Contributions to benefit plans	$1,613	$1,069	$7,356	$6,998	$3,702	$3,700

13. Income Taxes
The effective tax rate for the three months ended March 31, 2025 is 24.2% and includes a benefit of $2 million for the vesting of restricted stock. The effective tax rate for the three months ended March 31, 2024 is 32.6% and includes a charge of $1 million for the vesting of restricted stock.
On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 45% of our unrecognized tax benefits.
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2020 are closed to audit, except for review of the Tax Cuts and Jobs Act Sec. 965 transition tax. On a state and local level, returns for most jurisdictions are closed through 2019. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2019 except for a specific issue under current exam, and France, Germany and the U.K. are closed through 2019, 2017 and 2022, respectively. We also have other less significant tax filings currently subject to examination.

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
On October 1, 2024, one of the Ecommerce Debtors filed a complaint against Trilogy Leasing Co., LLC (“Trilogy”) in the United States Bankruptcy Court for the Southern District of Texas seeking to recharacterize certain Equipment Supplements to which they are parties as disguised financings ("Recharacterization Proceeding"). On October 8, 2024, we filed a motion to intervene in support of the Ecommerce Debtors' position, which the court granted on April 1, 2025. The case is now proceeding.
On November 7, 2024, Trilogy and its parent company Kingsbridge Holdings, LLC brought suit against us in the Circuit Court of Cook County, Illinois, alleging that we are liable for certain Equipment Supplements that were executed by the Ecommerce Debtors and by Pitney Bowes Presort Services, LLC. On December 16, 2024, we removed the litigation to the Northern District of Illinois based on diversity jurisdiction and subsequently filed a motion to dismiss, and to the extent not dismissed, stay the action pending the conclusion of the Recharacterization Proceeding.
Due to uncertainties inherent in litigation, any actions could have a material adverse effect on our financial position, results of operations or cash flows; however, in management's opinion, the final outcome of outstanding matters will not have a material adverse effect on our business.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	35,422	—	—	35,422
Other comprehensive income	—	—	27,596	—	27,596
Dividends paid ($0.06 per common share)	—	(10,980)	—	—	(10,980)
Issuance of common stock	—	(47,278)	—	50,106	2,828
Stock-based compensation expense	—	2,683	—	—	2,683
Repurchase of common stock	—	—	—	(15,000)	(15,000)
Balance at March 31, 2025	$270,338	$2,651,715	$(811,575)	$(2,646,362)	$(535,884)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(2,885)	—	—	(2,885)
Other comprehensive loss	—	—	(12,566)	—	(12,566)
Dividends paid ($0.05 per common share)	—	(8,832)	—	—	(8,832)
Issuance of common stock	—	(41,631)	—	39,745	(1,886)
Stock-based compensation expense	—	2,390	—	—	2,390
Balance at March 31, 2024	$270,338	$3,027,030	$(863,811)	$(2,825,912)	$(392,355)

16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2025	2024
Cash flow hedges
Interest expense, net	$—	$2,591
Income tax provision	—	648
Net of tax	$—	$1,943

Available-for-sale securities
Financing revenue	$(505)	$(648)
Income tax benefit	(126)	(162)
Net of tax	$(379)	$(486)

Pension and postretirement benefit plans
Prior service costs	$(68)	$(69)
Actuarial losses	(6,650)	(6,600)
Total before tax	(6,718)	(6,669)
Income tax benefit	(1,666)	(1,628)
Net of tax	$(5,052)	$(5,041)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	2,616	—	19,549	22,165
Reclassifications into earnings	379	5,052	—	5,431
Net other comprehensive income	2,995	5,052	19,549	27,596
Balance at March 31, 2025	$(26,602)	$(699,766)	$(85,207)	$(811,575)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income (loss) before reclassifications	702	(1,453)	—	(15,399)	(16,150)
Reclassifications into earnings	(1,943)	486	5,041	—	3,584
Net other comprehensive (loss) income	(1,241)	(967)	5,041	(15,399)	(12,566)
Balance at March 31, 2024	$5,721	$(34,430)	$(752,411)	$(82,691)	$(863,811)

17. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 7 for further information) is presented below.

	Three Months Ended March 31,
	2025	2024
Balance at beginning of year	$27,096	$5,292
Amounts charged to expense	(724)	3,699
Write-offs, recoveries and other	(1,044)	(808)
Balance at end of period	$25,328	$8,183

Accounts and other receivables	$7,494	$8,183
Other current assets and prepayments	17,834	—
Total	$25,328	$8,183
Interest expense, net
Interest expense, net for the three months ended March 31, 2025 and 2024 includes $2 million and $4 million of interest income, respectively.

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024
Cash interest paid	$49,273	$56,013
Cash income tax payments (refunds), net	$2,980	$(4,352)
Noncash activity
Capital assets obtained under capital lease obligations	$857	$5,459

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
Although we believe the expectations reflected in any of our forward-looking statements are reasonable, our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•accelerated or sudden decline in physical mail volumes
•inability to compete effectively with our Sending Technology Solutions competitors
•changes in trade policies, tariffs and regulations
•the loss of some of our larger clients in our Presort Services segment
•global supply chain issues adversely impacting our third party suppliers' ability to provide us products and services
•periods of difficult economic conditions, the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company and our clients
•changes in foreign currency exchange rates
•changes in labor and transportation availability and costs
•inability to successfully execute on our strategic initiatives
•loss of key employees and accumulated knowledge and ability to attract and retain employees
•changes in government contracting regulations and inability to comply
•inability to protect our intellectual property rights and intellectual property infringement claims
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•changes within our senior management and Board of Directors
•expenses and potential impacts resulting from cyber-attacks or other cybersecurity incidents affecting us or our suppliers
•inability to comply with data privacy and protection laws and regulations
•interruptions or difficulties in the operation of our cloud-based applications and systems or those of our suppliers
•changes in credit ratings, capital market disruptions, decline in cash flows, noncompliance with debt covenants or significant withdrawals by depositors at the Pitney Bowes Bank that adversely impact our ability to access capital markets at reasonable costs
•the potential for future interest rate increases on our cost of debt
•our success at managing customer credit risk
•the risks and uncertainties associated with the Ecommerce Restructuring
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax rates, laws or regulations
•changing expectations and regulations in the areas of Environmental, Social and Governance ("ESG")
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
•shareholder activism
Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2024 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Ecommerce Restructuring
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
As a result of the Ecommerce Restructuring, certain revenues and expenses for the period ended March 31, 2024 are reported as discontinued operations in our Condensed Consolidated Financial Statements. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other" and includes the revenue and related expenses of a cross-border services contract and prior operations and shared services. See Note 4 for further information.

Outlook
Within SendTech Solutions, mailing-related revenues are expected to decline driven by lower meter populations and a higher mix of lease extensions versus new equipment sales and leases. We expect this decline to be partially offset by growth in our shipping offerings, particularly our SaaS solutions. The shift to lease extensions will result in declining equipment sales in the near term, but more stable and continued cash flows over the lease term.
Within Presort Services, we expect revenue and margin improvements from the investments we made in automation and technology to drive increased efficiencies and productivity.
The U.S. government has recently announced a broad range of tariffs on goods imported into the United States. The amount of tariffs imposed has been volatile and is different for each country of origin. We are continuously assessing the potential impact these tariffs may have on our operations and considering various mitigating actions.

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
Financial Results Summary - Three Months Ended March 31:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Total revenue	$493,420	$521,269	(5)%	(5)%
Cost of revenue	224,299	248,522	10%
Operating expenses	222,389	225,143	1%
Income from continuing operations before taxes	46,732	47,604	(2)%
Provision for income taxes	11,310	15,500	27%
Income from continuing operations	35,422	32,104	10%
Loss from discontinued operations, net of tax	—	(34,989)	100%
Net income (loss)	$35,422	$(2,885)	>100%
Revenue decreased $28 million in the first quarter of 2025 compared to the prior year period due to lower products revenue of $21 million, lower services revenue of $4 million and lower financing and other revenue of $3 million.
Costs of revenue decreased $24 million primarily due to lower cost of products of $12 million, lower cost of services of $9 million and lower cost of financing and other of $3 million.
Total operating expenses decreased $3 million compared to the prior year period primarily due to:
•lower selling, general and administrative (SG&A) expense of $21 million primarily due to lower employee-related expenses of $25 million driven by actions taken under the 2024 Plan;
•lower research and development costs of $3 million primarily due to cost savings initiatives; and
•lower restructuring charges of $2 million driven by actions taken under the 2023 and 2024 Plans; partially offset by
•Other expense in the first quarter of 2025 of $24 million, primarily due to a loss on the redemption/refinancing of debt.
The effective tax rate for the three months ended March 31, 2025 includes a benefit of $2 million for the vesting of restricted stock and the effective tax rate for the three months ended March 31, 2024 includes a charge of $1 million for the vesting of restricted stock. See Note 13 for more information.
As a result of the above, income from continuing operations for the first quarter of 2025 was $35 million compared to $32 million in the prior year period. Net loss for the first quarter of 2024 was $3 million and includes a loss from discontinued operations, net of tax of $35 million. See Note 4 for more information.

SEGMENT RESULTS
Effective January 1, 2025, we revised our reporting presentation of revenue and cost of revenue in order to better align with our offerings. Additionally, due to a change in how these functions are now managed, we revised our corporate expense allocation methodology to allocate all marketing and innovation expenses to our SendTech Solutions segment. Prior periods have been recast to conform to the current period presentation.
We allocate a portion our total interest expense to finance interest expense, included in Cost of financing and other in our Condensed Consolidated Statements of Operations.
Management measures segment profitability and performance as segment revenues less the related costs and expenses attributable to the segment. Segment results exclude interest, including finance interest expense, taxes, corporate expenses, restructuring charges and other items not allocated to the segments.

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
Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2025	2024	Actual % change	Constant Currency % change
Services	$123,067	$128,858	(4)%	(4)%
Products	93,190	114,124	(18)%	(18)%
Financing and other	81,798	84,455	(3)%	(3)%
Total revenue	298,055	327,437	(9)%	(8)%

Cost of services	37,877	42,035	10%
Cost of products	50,919	62,754	19%
Cost of financing and other	3,892	4,684	17%
Total costs of revenue	92,688	109,473	15%

Gross margin	205,367	217,964	(6)%
Gross margin %	68.9%	66.6%

Selling, general and administrative	105,098	117,026	10%
Research and development	3,528	7,765	55%
Other components of pension and post retirement cost	1,807	(537)	>(100%)
Adjusted Segment EBIT	$94,934	$93,710	1%
SendTech Solutions revenue decreased $29 million in the first quarter of 2025 compared to the prior year period, which includes an unfavorable adjustment of $4 million related to prior periods. Products revenue declined $21 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment, the impact of the prior year product migration and a significant deal in the prior year. Services revenue declined $6 million primarily due to the declining meter population, which was partially offset by growth in our shipping subscriptions. Financing and other revenue declined $3 million.
Gross margin declined $13 million compared to the prior year period primarily driven by lower revenue; however, gross margin percentage increased to 68.9% from 66.6% driven by headcount reductions and other cost savings initiatives.

SG&A expense declined $12 million, primarily driven by lower employee-related expenses and overall cost savings initiatives.
Adjusted segment EBIT was $95 million in the first quarter of 2025, which includes the $4 million charge from the unfavorable revenue adjustment related to prior periods compared to $94 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Services	$177,814	$169,807	5%	5%
Cost of services	104,635	107,327	3%
Gross Margin	73,179	62,480	17%
Gross Margin %	41.2%	36.8%

Selling, general and administrative	18,353	22,101	17%
Other components of net pension and postretirement cost	47	50	6%
Adjusted segment EBIT	$54,779	$40,329	36%
Revenue increased $8 million in the first quarter of 2025 compared to the prior year period primarily due to pricing actions despite a 2% decline in total mail volumes. The processing of First Class Mail and Marketing Mail contributed revenue increases of $13 million and $1 million, respectively, which was partially offset by a revenue decrease from Marketing Mail Flats/Bound Printed Matter of $6 million. Prior year revenue includes a $5 million favorable adjustment related to prior periods. See Note 1 for more information.
Gross margin increased $11 million and gross margin percentage increased from 36.8% in the prior period to 41.2% primarily due to the increase in revenue, lower transportation costs of $1 million driven by lane optimization and lower labor costs of $1 million.
SG&A expense declined $4 million compared to the prior year period driven primarily by lower credit loss provision of $2 million and lower employee related expenses of $1 million.
Adjusted segment EBIT was $55 million in the first quarter of 2025 compared to $40 million in the prior year period, which includes the $5 million benefit from the favorable revenue adjustment.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses. Corporate expenses primarily represents corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2025	2024	Actual % change
Corporate expenses	$31,903	$42,202	24%
Corporate expenses for the first quarter of 2025 decreased $10 million compared to the prior year period primarily due to lower salary expense of $12 million driven by actions taken under the 2024 Plan and lower variable compensation expense of $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs and improve productivity, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At March 31, 2025, we had cash, cash equivalents and short-term investments of $340 million, which includes $43 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2025	2024	Change
Net cash from operating activities	$(16,679)	$(12,609)	$(4,070)
Net cash from investing activities	(45,536)	(11,841)	(33,695)
Net cash from financing activities	(85,066)	(58,433)	(26,633)
Effect of exchange rate changes on cash and cash equivalents	1,342	(2,147)	3,489
Change in cash and cash equivalents	$(145,939)	$(85,030)	$(60,909)
Operating Activities
Cash flows from operating activities for the first quarter of 2025 declined $4 million compared to the prior year period driven primarily by the annual payment of incentive awards, partially offset by higher income and lower cash outflows from discontinued operations.
Investing Activities
Cash flows from investing activities for the first quarter of 2025 declined $34 million compared to the prior year period primarily due to higher investments in loan receivables of $35 million, higher capital expenditures of $3 million and $2 million for a Presort Services acquisition, partially offset by lower cash outflows from discontinued operations of $6 million.
Financing Activities
Cash flows from financing activities for the first quarter of 2025 declined $27 million compared to the prior year period primarily due to the fees to redeem and refinance debt of $21 million and repurchases of our common stock of $15 million.
We paid dividends of $11 million in the quarter. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million in other expense. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provides for $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance in other expense. We also purchased an aggregate $23 million of the Notes due March 2027 and Notes due March 2029.
From April 1, 2025 through May 2, 2025, we purchased an additional aggregate 14 million of the Notes due March 2027 and Notes due March 2029.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At March 31, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.
The New Credit Agreement also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027 the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be become due on such date. We are considering various strategies and fully intend to redeem the Notes due March 2027 before September 2026 either with available cash on hand or refinance through the capital markets.
In connection with the GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, agreed to provide funding to the Ecommerce Debtors through a DIP Facility. We provided initial funding of $28 million and to-date, have received repayments of $13 million. The remaining balance on the DIP Facility is fully reserved and any future distributions will be recorded as income in the period received.
Off-Balance Sheet Arrangements
At March 31, 2025, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2024 Annual Report.

Critical Accounting Estimates
There have been no significant changes to the Critical Accounting Estimates disclosed in our 2024 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2024 Annual Report.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2025.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2024 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 11, 2025, our Board of Directors authorized a new $150 million share repurchase program. In connection with the new share repurchase program, the Board of Directors terminated and replaced our prior share repurchase program authorized on February 4, 2019. Subject to limitations in our New Credit Agreement, purchases by the Company under the new share repurchase program may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended March 31, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$150,000
January 2025	—	$—	—	$150,000
February 2025	244,929	$10.73	244,929	$147,373
March 2025	1,291,036	$9.58	1,291,036	$135,000
	1,535,965	$9.77	1,535,965
From April 1, 2025 through May 2, 2025, we purchased an additional 1,434,850 shares for a total of $12 million.

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended March 31, 2025, certain directors and officers of the Company adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K, as set forth in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Expiration Date
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Lauren Thomas DeFina (Vice President, Chief Accounting Officer)	Adopt	March 10, 2025(4)	x		11,000	April 30, 2026
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and the satisfaction of the conditions as set forth in, the written plan.
(4) The Rule 10b5-1 trading arrangement was entered into prior to the date Ms. Thomas DeFina became a Section 16 officer (as defined in Rule 16a-1 under the Exchange Act) of the Company.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)	3.2
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)	3.4
10.1	Credit Agreement, dated as of February 7, 2025, among Pitney Bowes Inc., a Delaware corporation, the lenders and issuing banks thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 12, 2025)	10.1
10.2*	Offer Letter, executed as of February 10, 2025, between Bob Gold and Pitney Bowes Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on February 12, 2025)	10.2
10.3*	Separation Agreement, dated as of February 11, 2025, by and between the Company and John Witek (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on February 12, 2025)	10.3
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 8, 2025
/s/ Robert J. Gold

Robert J. Gold
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)