Form 10-Q
period 2025-06-30
PITNEY BOWES INC /DE/
filed 2025-07-31
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2025, 172,122,996 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Services	$290,423	$297,253	$608,855	$619,943
Products	90,880	108,262	184,070	222,386
Financing and other	80,606	84,230	162,404	168,685
Total revenue	461,909	489,745	955,329	1,011,014
Costs and expenses:
Cost of services	144,240	158,196	300,113	322,677
Cost of products	54,487	60,672	105,406	123,426
Cost of financing and other	15,656	20,398	33,163	41,685
Selling, general and administrative	170,542	192,804	336,457	379,636
Research and development	3,601	7,259	8,364	14,885
Restructuring charges	13,806	30,399	15,206	34,165
Interest expense, net	24,937	28,253	49,207	55,559
Other components of net pension and postretirement cost	1,947	(382)	3,801	(769)
Other (income) expense	(6,578)	—	17,609	—
Total costs and expenses	422,638	497,599	869,326	971,264
Income (loss) from continuing operations before taxes	39,271	(7,854)	86,003	39,750
Provision for income taxes	9,296	2,271	20,606	17,771
Income (loss) from continuing operations	29,975	(10,125)	65,397	21,979
Loss from discontinued operations, net of tax	—	(14,742)	—	(49,731)
Net income (loss)	$29,975	$(24,867)	$65,397	$(27,752)
Basic earnings (loss) per share:
Continuing operations	$0.17	$(0.06)	$0.36	$0.12
Discontinued operations	—	(0.08)	—	(0.28)
Net income (loss)	$0.17	$(0.14)	$0.36	$(0.16)
Diluted earnings (loss) per share:
Continuing operations	$0.17	$(0.06)	$0.36	$0.12
Discontinued operations	—	(0.08)	—	(0.27)
Net income (loss)	$0.17	$(0.14)	$0.36	$(0.15)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$29,975	$(24,867)	$65,397	$(27,752)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $238, $(158), $333 and $(654), respectively	41,459	(5,018)	61,008	(20,417)
Net unrealized loss on cash flow hedges, net of tax of $(559) and $(972), respectively in 2024	—	(1,676)	—	(2,917)
Net unrealized gain (loss) on investment securities, net of tax of $221, $(8), $1,161 and $(312), respectively	703	(25)	3,698	(992)
Amortization of pension and postretirement costs, net of tax of $1,699, $1,654, $3,365 and $3,282, respectively	5,137	5,007	10,189	10,048
Other comprehensive income (loss), net of tax	47,299	(1,712)	74,895	(14,278)
Comprehensive income (loss)	$77,274	$(26,579)	$140,292	$(42,030)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (includes $77,001 and $140,125, respectively, reported at fair value)	$285,177	$469,726
Short-term investments (includes $3,922 and $3,926, respectively, reported at fair value)	15,606	16,374
Accounts and other receivables (net of allowance of $7,653 and $7,723, respectively)	155,317	159,951
Short-term finance receivables (net of allowance of $13,103 and $13,302, respectively)	506,989	535,608
Inventories	79,001	59,836
Current income taxes	1,300	10,429
Other current assets and prepayments (net of allowance of $11,349 and $19,373, respectively)	82,600	66,030
Total current assets	1,125,990	1,317,954
Property, plant and equipment, net	193,264	218,657
Rental property and equipment, net	23,004	24,587
Long-term finance receivables (net of allowance of $6,683 and $8,374 respectively)	638,625	610,316
Goodwill	748,530	721,003
Intangible assets, net	16,767	15,780
Operating lease assets	113,136	113,357
Noncurrent income taxes	103,767	99,773
Other assets (includes $165,921 and $173,525, respectively, reported at fair value)	275,755	276,089
Total assets	$3,238,838	$3,397,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$742,804	$873,626
Customer deposits at Pitney Bowes Bank	608,937	645,860
Current operating lease liabilities	27,276	26,912
Current portion of long-term debt	15,150	53,250
Advance billings	76,231	70,131
Current income taxes	18,508	2,948
Total current liabilities	1,488,906	1,672,727
Long-term debt	1,881,565	1,866,458
Deferred taxes on income	41,063	49,187
Tax uncertainties and other income tax liabilities	12,538	13,770
Noncurrent operating lease liabilities	100,244	100,804
Noncurrent customer deposits at Pitney Bowes Bank	51,977	57,977
Other noncurrent liabilities	199,354	215,026
Total liabilities	3,775,647	3,975,949

Commitments and contingencies (See Note 14)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,669,992	2,671,868
Accumulated other comprehensive loss	(764,276)	(839,171)
Treasury stock, at cost (95,116 and 87,932 shares, respectively)	(2,712,863)	(2,681,468)
Total stockholders’ deficit	(536,809)	(578,433)
Total liabilities and stockholders’ deficit	$3,238,838	$3,397,516

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$65,397	$(27,752)
Loss from discontinued operations, net of tax	—	49,731
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	57,086	57,332
Allowance for credit losses	5,161	7,321
Reduction in allowance for DIP Facility	(8,024)	—
Stock-based compensation	12,287	6,093
Amortization of debt fees	3,599	6,167
Loss on debt redemption/refinancing	24,364	—
Restructuring charges	15,206	34,165
Restructuring payments	(21,518)	(26,697)
Pension contributions and retiree medical payments	(18,129)	(17,300)
Loss on sale of assets	5,430	4,195
Loss (gain) on revaluation of intercompany loans	24,624	(5,350)
Other, net	6,573	4,411
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	4,820	27,099
Finance receivables	71,202	42,412
Inventories	(17,705)	(5,676)
Other current assets and prepayments	(5,356)	(22,793)
Accounts payable and accrued liabilities	(142,328)	(41,194)
Current and noncurrent income taxes	8,706	(14,134)
Advance billings	3,314	865
Net cash from operating activities - continuing operations	94,709	78,895
Net cash from operating activities - discontinued operations	—	1,050
Net cash from operating activities	94,709	79,945
Cash flows from investing activities:
Capital expenditures	(30,230)	(30,783)
Purchases of investment securities	(7,603)	(19,909)
Proceeds from sales/maturities of investment securities	18,530	36,377
Net investment in loan receivables	(61,650)	(3,892)
DIP Facility reimbursement	8,024	—
Acquisition	(2,200)	—
Other investing activities, net	1,029	804
Net cash from investing activities - continuing operations	(74,100)	(17,403)
Net cash from investing activities - discontinued operations	—	(10,310)
Net cash from investing activities	(74,100)	(27,713)
Cash flows from financing activities:
Proceeds from the issuance of debt	775,000	—
Principal payments of debt	(804,442)	(28,266)
Premiums and fees paid to redeem/refinance debt	(20,598)	—
Dividends paid to stockholders	(23,606)	(17,785)
Customer deposits at Pitney Bowes Bank	(42,923)	(612)
Common stock repurchases	(90,274)	—
Other financing activities, net	(1,649)	(8,850)
Net cash from financing activities - continuing operations	(208,492)	(55,513)
Net cash from financing activities - discontinued operations	—	(5,294)
Net cash from financing activities	(208,492)	(60,807)
Effect of exchange rate changes on cash and cash equivalents	3,334	(2,689)
Change in cash and cash equivalents	(184,549)	(11,264)
Cash and cash equivalents at beginning of period	469,726	600,054
Cash and cash equivalents at end of period	$285,177	$588,790
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
Effective April 1, 2025, we revised our segment reporting to report the revenue and related expenses of a cross-border services contract in our SendTech Solutions reporting segment, which was previously reported in Other. Prior periods have been recast to conform to the current period presentation. Other operations now includes the revenue and related expenses of prior operations and shared services of the Global Ecommerce reporting segment that did not qualify for discontinued operations treatment.
Effective January 1, 2025, we revised our reporting presentation of revenue and cost of revenue to better align with our offerings. We now report Services revenue and Cost of services, which includes the previously reported Business services and Support services, Products revenue and Cost of products, which includes the previously reported Equipment sales and Supplies and Financing and other revenue and Cost of financing and other, which includes the previously reported Financing and Rentals. Additionally, we revised our corporate expense allocation methodology to allocate all marketing and innovation expenses to our SendTech Solutions segment due to a change in how these functions are now managed. Prior periods have been recast to conform to the current period presentation.
As a result of the wind-down of a majority of the Global Ecommerce reportable segment in August 2024, certain revenues and expenses for the three and six months ended June 30, 2024 are reported as discontinued operations in our Condensed Consolidated Financial Statements. See Note 4 for further information.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, including the rate reconciliation and taxes paid. This standard is effective for annual periods beginning after December 15, 2024. We currently do not expect the adoption of this standard to have a material impact on our disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$140,230	$150,193	$290,423	$—	$290,423
Products	54,149	—	54,149	36,731	90,880
Financing and other	—	—	—	80,606	80,606
Subtotal	194,379	150,193	344,572	$117,337	$461,909
Revenue from leasing transactions and financing	117,337	—	117,337
Total revenue	$311,716	$150,193	$461,909

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$69,650	$—	$69,650
Services/products transferred over time	124,729	150,193	274,922
Total	$194,379	$150,193	$344,572

	Three Months Ended June 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$146,781	$146,858	$3,614	$297,253	$—	$297,253
Products	56,441	—	—	56,441	51,821	108,262
Financing and other	—	—	—	—	84,230	84,230
Subtotal	203,222	146,858	3,614	353,694	$136,051	$489,745
Revenue from leasing transactions and financing	136,051	—	—	136,051
Total revenue	$339,273	$146,858	$3,614	$489,745

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$71,694	$—	$—	$71,694
Services/products transferred over time	131,528	146,858	3,614	282,000
Total	$203,222	$146,858	$3,614	$353,694

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$280,848	$328,007	$608,855	$—	$608,855
Products	107,401	—	107,401	76,669	184,070
Financing and other	—	—	—	162,404	162,404
Subtotal	388,249	328,007	716,256	$239,073	$955,329
Revenue from leasing transactions and financing	239,073	—	239,073
Total revenue	$627,322	$328,007	$955,329

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$136,053	$—	$136,053
Services/products transferred over time	252,196	328,007	580,203
Total	$388,249	$328,007	$716,256

	Six Months Ended June 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$295,023	$316,665	$8,255	$619,943	$—	$619,943
Products	117,895	—	—	117,895	104,491	222,386
Financing and other	—	—	—	—	168,685	168,685
Subtotal	412,918	316,665	8,255	737,838	$273,176	$1,011,014
Revenue from leasing transactions and financing	273,176	—	—	273,176
Total revenue	$686,094	$316,665	$8,255	$1,011,014

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$148,159	$—	$—	$148,159
Services/products transferred over time	264,759	316,665	8,255	589,679
Total	$412,918	$316,665	$8,255	$737,838

Our performance obligations for revenue from services and products are as follows:
Services revenue includes revenues from digital shipping and mailing technology solutions and the maintenance, professional and subscription services related to those solutions, mail processing services and cross-border solutions. Revenues for mail processing services and cross-border solutions are recognized over time using an output method based on the number of parcels or mail pieces either processed or delivered, depending on the service type, since that measure best depicts the value of goods and services transferred to the client over the contract period. Contract terms for these services initially range from one to five years and contain annual renewal options. Revenue for shipping subscription services is recognized ratably over the contract period as the client obtains equal benefit from these services throughout the period. Revenue for maintenance and subscription services is recognized ratably over the contract period, which ranges from one to five years, and revenue for professional services is recognized when services are provided.
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
Advance Billings from Contracts with Customers

	Balance sheet location	June 30, 2025	December 31, 2024	Increase/ (decrease)
Advance billings, current	Advance billings	$67,351	$63,732	$3,619
Advance billings, noncurrent	Other noncurrent liabilities	$418	$159	$259

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance services on mailing equipment. Revenue recognized during the period includes $46 million of advance billings at the beginning of the period. Current advance billings shown above at June 30, 2025 and December 31, 2024 does not include $9 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2025	2026	2027-2030	Total
SendTech Solutions	$134,071	$221,393	$320,647	$676,111
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
Other operations includes the revenue and related expenses of prior operations and shared services of the Global Ecommerce reporting segment that did not qualify for discontinued operations treatment.
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

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SendTech Solutions	$311,716	$339,273	$627,322	$686,094
Presort Services	150,193	146,858	328,007	316,665
Total segment revenue	461,909	486,131	955,329	1,002,759
Other	—	3,614	—	8,255
Total revenue	$461,909	$489,745	$955,329	$1,011,014

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SendTech Solutions
Revenue	$311,716	$339,273	$627,322	$686,094

Less:
Cost of revenue	105,653	120,647	211,683	244,491
Operating expenses	104,808	122,603	217,357	249,666
Adjusted segment EBIT	$101,255	$96,023	$198,282	$191,937

Presort Services
Revenue	$150,193	$146,858	$328,007	$316,665

Less:
Cost of revenue	96,153	100,800	200,787	208,127
Operating expenses	18,100	19,010	36,501	41,161
Adjusted segment EBIT	$35,940	$27,048	$90,719	$67,377

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SendTech Solutions	$101,255	$96,023	$198,282	$191,937
Presort Services	35,940	27,048	90,719	67,377
Total adjusted segment EBIT	137,195	123,071	289,001	259,314
Reconciliation of adjusted segment EBIT to income or loss from continuing operations before taxes:
Other operations	—	(4,121)	—	(4,831)
Interest expense, net	(37,499)	(44,218)	(75,384)	(88,127)
Corporate expenses	(34,902)	(44,293)	(67,019)	(86,495)
Restructuring charges	(13,806)	(30,399)	(15,206)	(34,165)
Gain (loss) on debt redemption/refinancing	282	—	(24,364)	—
Foreign currency (loss) gain on intercompany loans	(17,029)	712	(24,624)	5,350
Benefit in connection with Ecommerce Restructuring	6,296	—	6,755	—
Transaction and Strategic review costs	(1,266)	(8,606)	(3,156)	(11,296)
Income (loss) from continuing operations before taxes	$39,271	$(7,854)	$86,003	$39,750

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
In connection with the GEC Chapter 11 Cases, we provided a senior secured, super-priority debtor-in-possession term loan (the "DIP Facility") to the Ecommerce Debtors and provided initial funding of $28 million. Through June 30, 2025, we've received repayments of $19 million. The remaining unpaid balance on the DIP Facility is fully reserved and future repayments will be recorded as income.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Discontinued operations for the three and six months ended June 30, 2024 is comprised of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$303,426	$612,666
Cost of revenue	303,225	618,167
Selling, general and administrative	27,200	56,566
Other	3,809	6,671
Total costs and expenses	334,234	681,404
Loss from discontinued operations before taxes	(30,808)	(68,738)
Tax benefit	(16,066)	(19,007)
Loss from discontinued operations, net of tax	$(14,742)	$(49,731)

5. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below. The sum of the EPS amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$29,975	$(10,125)	$65,397	$21,979
Loss from discontinued operations, net of tax	—	(14,742)	—	(49,731)
Net income (loss)	$29,975	$(24,867)	$65,397	$(27,752)
Denominator:
Weighted-average shares used in basic EPS	179,708	178,696	181,115	177,872
Dilutive effect of common stock equivalents (1)	1,297	—	1,593	3,470
Weighted-average shares used in diluted EPS	181,005	178,696	182,708	181,342

Basic earnings (loss) per share:
Continuing operations	$0.17	$(0.06)	$0.36	$0.12
Discontinued operations	—	(0.08)	—	(0.28)
Net income (loss)	$0.17	$(0.14)	$0.36	$(0.16)

Diluted earnings (loss) per share:
Continuing operations	$0.17	$(0.06)	$0.36	$0.12
Discontinued operations	—	(0.08)	—	(0.27)
Net income (loss)	$0.17	$(0.14)	$0.36	$(0.15)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:	4,646	7,128	4,646	7,204
(1) Due to the net loss from continuing operations for the three months ended June 30, 2024, an additional 2.4 million of common stock equivalents were also excluded from the calculation of diluted earnings per share.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$31,064	$20,405
Supplies and service parts	20,931	15,095
Finished products	27,006	24,336
Total inventories	$79,001	$59,836

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
Finance receivables consisted of the following:

	June 30, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$901,674	$123,527	$1,025,201	$946,294	$120,109	$1,066,403
Unguaranteed residual values	34,589	6,273	40,862	36,361	5,890	42,251
Unearned income	(255,916)	(37,881)	(293,797)	(257,971)	(34,674)	(292,645)
Allowance for credit losses	(11,549)	(2,063)	(13,612)	(12,659)	(2,324)	(14,983)
Net investment in sales-type lease receivables	668,798	89,856	758,654	712,025	89,001	801,026
Loan receivables
Loan receivables	373,881	19,253	393,134	334,717	16,874	351,591
Allowance for credit losses	(6,011)	(163)	(6,174)	(6,549)	(144)	(6,693)
Net investment in loan receivables	367,870	19,090	386,960	328,168	16,730	344,898
Net investment in finance receivables	$1,036,668	$108,946	$1,145,614	$1,040,193	$105,731	$1,145,924

Maturities of gross finance receivables at June 30, 2025 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2025	$180,046	$38,541	$218,587	$198,622	$19,253	$217,875
2026	309,301	38,219	347,520	63,356	—	63,356
2027	220,116	24,834	244,950	53,212	—	53,212
2028	126,609	14,151	140,760	35,110	—	35,110
2029	55,801	6,093	61,894	19,154	—	19,154
Thereafter	9,801	1,689	11,490	4,427	—	4,427
Total	$901,674	$123,527	$1,025,201	$373,881	$19,253	$393,134

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$892,743	$121,074	$371,206	$19,175	$1,404,198
Past due amounts > 90 days	8,931	2,453	2,675	78	14,137
Total	$901,674	$123,527	$373,881	$19,253	$1,418,335

	December 31, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$932,948	$117,908	$331,411	$16,809	$1,399,076
Past due amounts > 90 days	13,346	2,201	3,306	65	18,918
Total	$946,294	$120,109	$334,717	$16,874	$1,417,994

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	618	(149)	1,752	108	2,329
Write-offs	(2,940)	(432)	(2,744)	(107)	(6,223)
Recoveries	1,122	75	447	—	1,644
Other	90	245	7	18	360
Balance at June 30, 2025	$11,549	$2,063	$6,011	$163	$19,786

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	422	(81)	2,839	275	3,455
Write-offs	(2,134)	(402)	(2,836)	(268)	(5,640)
Recoveries	886	130	873	—	1,889
Other	(20)	(148)	(1)	(3)	(172)
Balance at June 30, 2024	$13,096	$2,285	$7,221	$157	$22,759

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	June 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$459	$373	$696	$890	$595	$359	$2,851	$6,223

	June 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$63	$542	$914	$487	$312	$218	$3,104	$5,640
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

	June 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$78,579	$167,817	$179,071	$132,733	$85,432	$94,947	$325,798	$1,064,377
Medium	15,081	36,313	31,234	24,149	15,512	14,530	35,999	172,818
High	1,561	3,216	2,870	2,409	1,621	1,946	5,318	18,941
Not Scored	40,180	37,704	28,644	18,136	7,880	3,636	26,019	162,199
Total	$135,401	$245,050	$241,819	$177,427	$110,445	$115,059	$393,134	$1,418,335

	December 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$188,847	$210,547	$163,892	$104,269	$66,673	$42,586	$273,736	$1,050,550
Medium	31,970	31,839	26,652	19,180	10,556	10,512	34,376	165,085
High	4,633	4,488	3,753	2,415	2,038	684	11,826	29,837
Not Scored	49,835	38,659	28,250	17,131	5,400	1,594	31,653	172,522
Total	$275,285	$285,533	$222,547	$142,995	$84,667	$55,376	$351,591	$1,417,994

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Profit recognized at commencement	$18,062	$27,245	$37,818	$54,206
Interest income	38,237	38,045	76,000	76,012
Total lease income from sales-type leases	$56,299	$65,290	$113,818	$130,218

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Revenue from operating leases for the three and six months ended June 30, 2025 was $14 million and $29 million, respectively, and revenue from operating leases for the three and six months ended June 30, 2024 was $17 million and $33 million, respectively. Maturities of operating leases are as follows:

Remainder 2025	$11,039
2026	19,252
2027	14,809
2028	7,058
2029	4,078
Thereafter	1,850
Total	$58,086

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
8. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$46,899	$(31,362)	$15,537	$43,569	$(29,179)	$14,390
Software & technology	3,163	(1,933)	1,230	2,944	(1,554)	1,390
Total intangible assets	$50,062	$(33,295)	$16,767	$46,513	$(30,733)	$15,780

Amortization expense was $1 million for each of the three months ended June 30, 2025 and 2024 and $2 million for each of the six months ended June 30, 2025 and 2024.
Future amortization expense as of June 30, 2025 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2025	$2,258
2026	3,730
2027	3,460
2028	2,771
2029	1,689
Thereafter	2,859
Total	$16,767

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2024	Currency impact	June 30, 2025
SendTech Solutions	$497,240	$27,527	$524,767
Presort Services	223,763	—	223,763
Total goodwill	$721,003	$27,527	$748,530

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,884	$77,001	$—	$83,885
Equity securities	—	11,941	—	11,941
Commingled fixed income securities	1,666	524	—	2,190
Government and related securities	2,377	12,786	—	15,163
Corporate debt securities	—	43,299	—	43,299
Mortgage-backed / asset-backed securities	—	90,366	—	90,366
Total assets	$10,927	$235,917	$—	$246,844

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,435	$140,125	$—	$146,560
Equity securities	—	12,518	—	12,518
Commingled fixed income securities	1,612	534	—	2,146
Government and related securities	2,334	13,410	—	15,744
Corporate debt securities	—	42,159	—	42,159
Mortgage-backed / asset-backed securities	—	98,464	—	98,464
Total assets	$10,381	$307,210	$—	$317,591
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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the six months ended June 30, 2025 or 2024.

Available-for-sale securities consisted of the following:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government and related securities	$21,384	$1	$(6,222)	$15,163
Corporate debt securities	49,876	—	(6,577)	43,299
Commingled fixed income securities	1,860	—	(194)	1,666
Mortgage-backed / asset-backed securities	111,460	—	(21,094)	90,366
Total	$184,580	$1	$(34,087)	$150,494

	December 31, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government and related securities	$21,432	$(5,688)	$15,744
Corporate debt securities	50,367	(8,208)	42,159
Commingled fixed income securities	1,835	(223)	1,612
Mortgage-backed / asset-backed securities	123,289	(24,825)	98,464
Total	$196,923	$(38,944)	$157,979

The fair value of available-for-sale securities is reported on our Condensed Consolidated Balance Sheet as follows:

	June 30, 2025	December 31, 2024
Short-term investments	$3,922	$3,926
Other assets	146,572	154,053
Total	$150,494	$157,979

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Investment securities in a loss position were as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government and related securities	$15,163	$6,222	$15,744	$5,688
Corporate debt securities	43,299	6,577	39,845	8,206
Commingled fixed income securities	1,666	194	—	—
Mortgage-backed / asset-backed securities	90,366	21,094	98,464	24,825
Total	$150,494	$34,087	$154,053	$38,719

Less than 12 continuous months
Corporate debt securities	$—	$—	$2,314	$2
Commingled fixed income securities	—	—	1,612	223
Total	$—	$—	$3,926	$225
At June 30, 2025, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses or expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at June 30, 2025 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$4,115	$3,922
After 1 year through 5 years	21,035	18,947
After 5 years through 10 years	25,984	22,729
After 10 years	133,446	104,896
Total	$184,580	$150,494
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
Certain investment securities are classified as held-to-maturity and include certificates of deposits with maturities less than 90 days and highly-liquid government securities with maturities less than two years. Held-to-maturity securities at June 30, 2025 and December 31, 2024 totaled $104 million and $203 million, respectively.

Derivative Instruments
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. We may use derivative instruments to limit the effects on our financial results from changes in interest rates and currency exchange rates. We do not use derivatives for trading or speculative purposes. We did not enter into any derivative instruments during the six months ended June 30, 2025.

Interest Rate Swaps
At June 30, 2024, we had outstanding interest rate swap agreements that effectively converted $200 million of variable rate debt to fixed rates. These swaps were designated as cash flow hedges. The swaps were recorded at fair value at the end of each reporting period with the change in fair value reflected in AOCL. For the three months ended June 30, 2024, the amount recognized in AOCL was a loss of $2 million and the amount reclassified from AOCL to earnings was a gain of $3 million. For the six months ended June 30, 2024, the amount recognized in AOCL was a loss of $4 million and the amount reclassified from AOCL to earnings was a gain of $5 million.

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
The carrying value and estimated fair value of debt was as follows:

	June 30, 2025	December 31, 2024
Carrying value	$1,896,715	$1,919,708
Fair value	$1,811,613	$1,823,430

10. Restructuring Charges
Activity in our restructuring reserves was as follows:

2024 Plan
Balance at January 1, 2025	$23,164
Amounts charged to expense	15,206
Cash payments	(21,518)
Noncash activity	(1,396)
Balance at June 30, 2025	$15,456

	2024 Plan	2023 Plan	Total
Balance at January 1, 2024	$—	$26,128	$26,128
Amounts charged to expense - continuing operations	24,065	10,100	34,165
Amounts charged to expense - discontinued operations	1,472	521	1,993
Cash payments	—	(26,697)	(26,697)
Noncash activity	—	(875)	(875)
Balance at June 30, 2024	$25,537	$9,177	$34,714
Components of restructuring expense were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	2024 Plan	2024 Plan	2023 Plan	Total
Severance	$12,978	$24,065	$6,069	$30,134
Facilities and other	828	—	265	265
Total	$13,806	$24,065	$6,334	$30,399

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	2024 Plan	2024 Plan	2023 Plan	Total
Severance	$13,810	$24,065	$8,939	$33,004
Facilities and other	1,396	—	1,161	1,161
Total	$15,206	$24,065	$10,100	$34,165
Components of restructuring expense in discontinued operations primarily included severance charges.
At the end of the second quarter of 2025, the 2024 Plan was officially completed. Under the 2024 Plan, we eliminated approximately 3,200 positions and incurred cumulative charges of $89 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2025	December 31, 2024
Term loan due March 2026	SOFR + 2.25%	$—	$235,000
Notes due March 2027	6.875%	367,500	380,000
Notes due March 2028	SOFR + 6.90%	—	96,563
Term loan due March 2028	SOFR + 4.0%	—	433,125
Term loan due March 2028	SOFR + 2.35%	158,000	—
Notes due March 2029	7.25%	326,000	350,000
Term loan due March 2032	SOFR + 3.75%	613,463	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Principal amount		1,925,804	1,955,529
Less: unamortized costs, net		29,089	35,821
Total debt		1,896,715	1,919,708
Less: current portion long-term debt		15,150	53,250
Long-term debt		$1,881,565	$1,866,458

In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million in other (income) expense. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provides for $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds from the new term loans were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance in other (income) expense.
During 2025, we also purchased an aggregate $37 million of the Notes due March 2027 and Notes due March 2029.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At June 30, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.
The New Credit Agreement also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027, the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be become due on such date. We are considering various strategies and fully intend to redeem the Notes due March 2027 before September 2026 either with available liquidity or refinance through the capital markets.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$7	$12	$291	$184	$70	$93
Interest cost	13,523	14,966	5,929	5,167	1,040	1,135
Expected return on plan assets	(18,650)	(21,909)	(6,731)	(6,402)	—	—
Amortization of prior service (credit) cost	(5)	(5)	78	73	—	—
Amortization of net actuarial loss (gain)	5,072	4,972	2,309	1,913	(618)	(292)
Net periodic benefit (income) cost	$(53)	$(1,964)	$1,876	$935	$492	$936
Contributions to benefit plans	$1,416	$1,252	$806	$380	$3,236	$3,901

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$13	$24	$569	$372	$140	$185
Interest cost	27,045	29,932	11,537	10,368	2,078	2,271
Expected return on plan assets	(37,300)	(43,818)	(13,113)	(12,852)	—	—
Amortization of prior service (credit) cost	(10)	(10)	151	147	—	—
Amortization of net actuarial loss (gain)	10,143	9,944	4,492	3,836	(1,222)	(587)
Net periodic benefit (income) cost	$(109)	$(3,928)	$3,636	$1,871	$996	$1,869
Contributions to benefit plans	$3,029	$2,321	$8,162	$7,378	$6,938	$7,601

13. Income Taxes
The effective tax rate for the three months ended June 30, 2025 is 23.7% and includes a benefit of $2 million for the resolution of tax matters. The effective tax rate for the six months ended June 30, 2025 is 24.0% and includes a benefit of $2 million for the vesting of restricted stock and a benefit of $2 million for the resolution of tax matters.
For the three months ended June 30, 2024, we recorded a tax provision of $2 million on a pre-tax loss of $8 million primarily due to restructuring charges as a result of the 2024 Plan. For the six months ended June 30, 2024, we recorded a tax provision of $18 million on pre-tax income of $40 million primarily due to restructuring charges as a result of the 2024 Plan and a charge of $2 million for the vesting of restricted stock.
The One Big Beautiful Bill Act was enacted on July 4, 2025, and we do not expect any material impact to our tax provision. On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 35% of our unrecognized tax benefits.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Commitments and Contingencies
From time to time, in the ordinary course of business as well as in connection with our recent GEC Chapter 11 cases, we are involved in litigation pertaining to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of customers, employees, or others.
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
On November 7, 2024, Trilogy and its parent company Kingsbridge Holdings, LLC brought suit against us in the Circuit Court of Cook County, Illinois, alleging that we are liable for certain Equipment Supplements that were executed by the Ecommerce Debtors and by Pitney Bowes Presort Services, LLC. On December 16, 2024, we removed the litigation to the Northern District of Illinois based on diversity jurisdiction and subsequently filed a motion to dismiss, and to the extent not dismissed, stay the action pending the conclusion of the Recharacterization Proceeding. On July 15, 2025, the Northern District of Illinois court granted, in part, and denied, in part, the relief sought.
In addition, on May 9, 2025, Mitsubishi (the assignee of certain Equipment Supplements by Trilogy and/or Kingsbridge Holdings, LLC) brought an action in Superior Court of the State of Delaware, raising claims that are a subset of the claims in the Illinois Action. We have filed a motion to dismiss, and to the extent not dismissed, stay that action pending the conclusion of the Recharacterization Proceeding.
Due to uncertainties inherent in litigation, any actions could have a material adverse effect on our financial position, results of operations or cash flows; however, in management's opinion, the final outcome of outstanding matters will not have a material adverse effect on our financial position, results of operations or cash flows.

15. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2025	$270,338	$2,651,715	$(811,575)	$(2,646,362)	$(535,884)
Net income	—	29,975	—	—	29,975
Other comprehensive income	—	—	47,299	—	47,299
Dividends paid ($0.07 per common share)	—	(12,626)	—	—	(12,626)
Issuance of common stock	—	(8,676)	—	8,773	97
Stock-based compensation expense	—	9,604	—	—	9,604
Repurchase of common stock	—	—	—	(75,274)	(75,274)
Balance at June 30, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2024	$270,338	$3,027,030	$(863,811)	$(2,825,912)	$(392,355)
Net loss	—	(24,867)	—	—	(24,867)
Other comprehensive loss	—	—	(1,712)	—	(1,712)
Dividends paid ($0.05 per common share)	—	(8,953)	—	—	(8,953)
Issuance of common stock	—	(48,428)	—	44,249	(4,179)
Stock-based compensation expense	—	4,177	—	—	4,177
Balance at June 30, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	65,397	—	—	65,397
Other comprehensive income	—	—	74,895	—	74,895
Dividends paid ($0.13 per common share)	—	(23,606)	—	—	(23,606)
Issuance of common stock	—	(55,954)	—	58,879	2,925
Stock-based compensation expense	—	12,287	—	—	12,287
Repurchase of common stock	—	—	—	(90,274)	(90,274)
Balance at June 30, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(27,752)	—	—	(27,752)
Other comprehensive loss	—	—	(14,278)	—	(14,278)
Dividends paid ($0.10 per common share)	—	(17,785)	—	—	(17,785)
Issuance of common stock	—	(90,059)	—	83,994	(6,065)
Stock-based compensation expense	—	6,567	—	—	6,567
Balance at June 30, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges
Interest expense, net	$—	$2,584	$—	$5,175
Income tax provision	—	646	—	1,294
Net of tax	$—	$1,938	$—	$3,881

Available-for-sale securities
Financing revenue	$—	$(487)	$(505)	$(1,135)
Income tax benefit	—	(122)	(126)	(284)
Net of tax	$—	$(365)	$(379)	$(851)

Pension and postretirement benefit plans
Prior service costs	$(73)	$(68)	$(141)	$(137)
Actuarial losses	(6,763)	(6,593)	(13,413)	(13,193)
Total before tax	(6,836)	(6,661)	(13,554)	(13,330)
Income tax benefit	(1,699)	(1,654)	(3,365)	(3,282)
Net of tax	$(5,137)	$(5,007)	$(10,189)	$(10,048)

Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	3,319	—	61,008	64,327
Reclassifications into earnings	379	10,189	—	10,568
Net other comprehensive income	3,698	10,189	61,008	74,895
Balance at June 30, 2025	$(25,899)	$(694,629)	$(43,748)	$(764,276)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income (loss) before reclassifications	964	(1,843)	—	(20,417)	(21,296)
Reclassifications into earnings	(3,881)	851	10,048	—	7,018
Net other comprehensive (loss) income	(2,917)	(992)	10,048	(20,417)	(14,278)
Balance at June 30, 2024	$4,045	$(34,455)	$(747,404)	$(87,709)	$(865,523)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 7 for further information) is presented below.

	Six Months Ended June 30,
	2025	2024
Balance at beginning of year	$27,096	$5,292
Amounts charged to expense	(5,192)	3,866
Write-offs, recoveries and other	(2,902)	(1,289)
Balance at end of period	$19,002	$7,869

Accounts and other receivables	$7,653	$7,869
Other current assets and prepayments	11,349	—
Total	$19,002	$7,869
Interest expense, net
Interest expense, net for the three months ended June 30, 2025 and 2024 includes $1 million and $3 million of interest income, respectively and interest expense, net for the six months ended June 30, 2025 and 2024 includes $3 million and $7 million of interest income, respectively.

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024
Cash interest paid	$71,923	$85,539
Cash income tax payments (refunds), net	$11,859	$31,323
Noncash activity
Capital assets obtained under capital lease obligations	$1,313	$9,090

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
Although we believe the expectations reflected in any of our forward-looking statements are reasonable, our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission ("SEC"). Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•accelerated or sudden decline in physical mail or shipping volumes
•the loss of some of our larger clients
•changes in trade policies, tariffs and regulations
•global supply chain issues adversely impacting our third party suppliers' ability to provide us products and services
•periods of difficult economic conditions, the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a U.S. government shutdown, to the company and our clients
•changes in foreign currency exchange rates
•changes in labor and transportation availability and costs
•inability to successfully execute on our strategic initiatives
•loss of key employees and accumulated knowledge and ability to attract and retain employees
•changes in government contracting regulations and inability to comply
•inability to protect our intellectual property rights and intellectual property infringement claims
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•changes within our senior management and Board of Directors
•expenses and potential impacts resulting from cyber-attacks or other cybersecurity incidents affecting us or our suppliers
•inability to comply with data privacy and protection laws and regulations
•interruptions or difficulties in the operation of our cloud-based applications and systems or those of our suppliers
•changes in credit ratings, capital market disruptions, decline in cash flows, noncompliance with debt covenants or future interest rate increases that adversely impact our ability to access capital markets at reasonable costs
•our success at managing customer credit risk
•the risks and uncertainties associated with the Ecommerce Restructuring
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax rates, laws or regulations
•changing expectations and regulations in the areas of Environmental, Social and Governance ("ESG")
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
•shareholder activism

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
As a result of the Ecommerce Restructuring, certain revenues and expenses for the three and six months ended June 30, 2024 are reported as discontinued operations in our Condensed Consolidated Financial Statements. Prior periods have been recast to conform to the current period presentation. For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other" and includes the revenue and related expenses of prior operations and shared services. See Note 4 for further information.

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
Within Presort Services, we expect revenue growth to be roughly flat compared to prior year as volume declines are partially offset by pricing actions and we expect margin increases from continued improvements in efficiencies and productivity.
The U.S. government's announced tariffs on goods imported into the United States continues to be volatile, uncertain and different for each country of origin. We continuously assess the potential impact these tariffs may have on our operations and are considering various mitigating actions.

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
Financial Results Summary - Three Months Ended June 30:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Total revenue	$461,909	$489,745	(6)%	(6)%
Cost of revenue	214,383	239,266	10%
Operating expenses	208,255	258,333	19%
Income (loss) from continuing operations before taxes	39,271	(7,854)	>100%
Provision for income taxes	9,296	2,271	>(100%)
Income (loss) from continuing operations	29,975	(10,125)	>100%
Loss from discontinued operations, net of tax	—	(14,742)	100%
Net income (loss)	$29,975	$(24,867)	>100%
Revenue decreased $28 million in the second quarter of 2025 compared to the prior year period due to lower products revenue of $17 million, lower services revenue of $7 million and lower financing and other revenue of $4 million.
Costs of revenue decreased $25 million due to lower cost of services of $14 million, lower cost of products of $6 million and lower cost of financing and other of $5 million.
Total operating expenses decreased $50 million compared to the prior year period primarily due to:
•lower selling, general and administrative (SG&A) expense of $22 million primarily due to lower employee-related expenses of $19 million driven by actions taken under the 2024 Plan, lower professional and outsourcing fees of $12 million and lower insurance expense of $5 million driven by cost savings initiatives, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $18 million;
•lower restructuring charges of $17 million driven by a larger number of actions taken under the 2024 Plan in the prior year;
•lower research and development (R&D) expense of $4 million primarily due to cost savings initiatives; and
•other income in the second quarter of 2025 primarily due to a benefit in connection with the Ecommerce Restructuring.
See Note 13 for more information regarding our tax provision.
As a result of the above, net income for the second quarter of 2025 was $30 million compared to a loss of $25 million in the prior year period. Net loss for the second quarter of 2024 includes a loss from discontinued operations, net of tax of $15 million. See Note 4 for more information.

Financial Results Summary - Six Months Ended June 30:

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Total revenue	$955,329	$1,011,014	(6)%	(6)%
Cost of revenue	438,682	487,788	10%
Operating expenses	430,644	483,476	11%
Income from continuing operations before taxes	86,003	39,750	>100%
Provision for income taxes	20,606	17,771	(16)%
Income from continuing operations	65,397	21,979	>100%
Loss from discontinued operations, net of tax	—	(49,731)	100%
Net income (loss)	$65,397	$(27,752)	>100%
Revenue decreased $56 million in the first half of 2025 compared to the prior year period due to lower products revenue of $38 million, lower services revenue of $11 million and lower financing and other revenue of $6 million.
Costs of revenue decreased $49 million primarily due to lower cost of services of $23 million, lower cost of products of $18 million and lower cost of financing and other of $9 million.
Total operating expenses decreased $53 million compared to the prior year period primarily due to:
•lower SG&A expense of $43 million primarily due to lower employee-related expenses of $44 million driven by actions taken under the 2024 Plan, lower professional and outsourcing fees of $15 million and lower insurance expense of $10 million, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $30 million;
•lower restructuring charges of $19 million driven by a larger number of actions taken under the 2024 Plan in the prior year;
•lower R&D expense of $7 million primarily due to cost savings initiatives; partially offset by
•other expense in the first half of 2025 of $18 million, primarily due to a $24 million loss on the redemption/refinancing of debt and a benefit of $7 million in connection with the Ecommerce Restructuring.
See Note 13 for more information regarding our tax provision.
As a result of the above, net income for the first half of 2025 was $65 million compared to a loss of $28 million in the prior year period. Net loss for the first half of 2024 includes a loss from discontinued operations, net of tax of $50 million. See Note 4 for more information.

.

SEGMENT RESULTS
Effective April 1, 2025, we revised our segment reporting to report the revenue and related expenses of a cross-border services contract in our SendTech Solutions reporting segment, which was previously reported in Other. Prior periods have been recast to conform to the current period presentation.
Effective January 1, 2025, we revised our reporting presentation of revenue and cost of revenue in order to better align with our offerings. Additionally, we revised our corporate expense allocation methodology to allocate all marketing and innovation expenses to our SendTech Solutions segment due to a change in how these functions are now managed. Prior periods have been recast to conform to the current period presentation.
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
Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change	Constant Currency % change
Services	$140,230	$146,781	(4)%	(5)%
Products	90,880	108,262	(16)%	(17)%
Financing and other	80,606	84,230	(4)%	(5)%
Total revenue	311,716	339,273	(8)%	(9)%

Cost of services	48,072	55,542	13%
Cost of products	54,487	60,672	10%
Cost of financing and other	3,094	4,433	30%
Total costs of revenue	105,653	120,647	12%

Gross margin	206,063	218,626	(6)%
Gross margin %	66.1%	64.4%

Selling, general and administrative	99,193	115,597	14%
Research and development	3,716	7,534	51%
Other components of pension and post retirement cost	1,899	(528)	>(100%)
Adjusted Segment EBIT	$101,255	$96,023	5%
SendTech Solutions revenue decreased $28 million in the second quarter of 2025 compared to the prior year period. Products revenue declined $17 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment and the impact of the prior year product migration. Services revenue declined $7 million primarily due to the declining meter population, which was partially offset by growth in our shipping subscriptions. Financing and other revenue declined $4 million primarily driven by the impact of the prior year product migration and mix of business.

Gross margin declined $13 million compared to the prior year period primarily driven by lower revenue; however, gross margin percentage increased to 66.1% from 64.4% driven by headcount reductions and other cost savings initiatives.
SG&A expense declined $16 million and R&D expense declined $4 million, primarily driven by overall cost savings initiatives.
Adjusted segment EBIT was $101 million in the second quarter of 2025 compared to $96 million for the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change	Constant Currency % change
Services	$280,848	$295,023	(5)%	(5)%
Products	184,070	222,386	(17)%	(17)%
Financing and other	162,404	168,685	(4)%	(4)%
Total revenue	627,322	686,094	(9)%	(9)%

Cost of services	99,291	111,948	11%
Cost of products	105,406	123,426	15%
Cost of financing and other	6,986	9,117	23%
Total costs of revenue	211,683	244,491	13%

Gross margin	415,639	441,603	(6)%
Gross margin %	66.3%	64.4%

Selling, general and administrative	205,044	235,371	13%
Research and development	8,607	15,360	44%
Other components of pension and post retirement costs	3,706	(1,065)	>(100%)
Adjusted Segment EBIT	$198,282	$191,937	3%
SendTech Solutions revenue decreased $59 million in the first half of 2025 compared to the prior year period, which includes an unfavorable adjustment of $4 million related to prior periods (see Note 1 for more information). Products revenue declined $38 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment, the impact of the prior year product migration and a significant deal in the prior year. Services revenue declined $14 million primarily due to the declining meter population, which was partially offset by growth in our shipping subscriptions. Financing and other revenue declined $6 million by the impact of the prior year product migration and mix of business.
Gross margin declined $26 million compared to the prior year period primarily driven by lower revenue; however, gross margin percentage increased to 66.3% from 64.4% driven by headcount reductions and other cost savings initiatives.
SG&A expense declined $30 million and R&D expense declined $7 million, primarily driven by lower employee-related expenses and overall cost savings initiatives.
Adjusted segment EBIT was $198 million in the first half of 2025, which includes the $4 million charge from the unfavorable revenue adjustment related to prior periods compared to $192 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Services	$150,193	$146,858	2%	2%
Cost of services	96,153	100,800	5%
Gross Margin	54,040	46,058	17%
Gross Margin %	36.0%	31.4%

Selling, general and administrative	18,053	18,960	5%
Other components of net pension and postretirement cost	47	50	6%
Adjusted segment EBIT	$35,940	$27,048	33%
Revenue increased $3 million in the second quarter of 2025 compared to the prior year period primarily due to pricing actions despite a 6% decline in total mail volumes. The processing of First Class Mail contributed the revenue increase of $3 million.
Gross margin increased $8 million and gross margin percentage increased to 36.0% from 31.4% in the prior period primarily due to higher revenue and $2 million in savings as a result of the 2024 Plan.
SG&A expense declined $1 million compared to the prior year period.
Adjusted segment EBIT was $36 million in the second quarter of 2025 compared to $27 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Services	$328,007	$316,665	4%	4%
Cost of services	200,787	208,127	4%
Gross Margin	127,220	108,538	17%
Gross Margin %	38.8%	34.3%

Selling, general and administrative	36,406	41,061	11%
Other components of net pension and postretirement costs	95	100	5%
Adjusted segment EBIT	$90,719	$67,377	35%
Revenue increased $11 million in the first half of 2025 compared to the prior year period primarily due to pricing actions despite a 4% decline in total mail volumes. The processing of First Class Mail contributed a revenue increase of $17 million, which was partially offset by a revenue decrease from Marketing Mail Flats/Bound Printed Matter of $6 million. Prior year revenue includes a $5 million favorable adjustment related to prior periods. See Note 1 for more information.
Gross margin increased $19 million and gross margin percentage increased to 38.8% from 34.3% in the prior period primarily due to higher revenue, lower transportation costs of $2 million driven by lane optimization and $3 million in savings as a result of the 2024 Plan.

SG&A expense declined $5 million compared to the prior year period driven primarily by lower credit loss provision of $2 million and lower employee related expenses of $1 million.
Adjusted segment EBIT was $91 million in the first half of 2025 compared to $67 million in the prior year period, which includes the $5 million benefit from the favorable revenue adjustment.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses. Corporate expenses primarily represents corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change
Corporate expenses	$34,902	$44,293	21%
Corporate expenses for the second quarter of 2025 decreased $9 million compared to the prior year period primarily due to lower salary expense of $17 million and lower variable compensation expense of $5 million driven by actions taken under the 2024 Plan and lower insurance expense of $5 million driven by cost savings initiatives, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $18 million.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change
Corporate expenses	$67,019	$86,495	23%
Corporate expenses for the first half of 2025 decreased $19 million compared to the prior year period primarily due to lower salary expense of $28 million and lower variable compensation expense of $8 million driven by actions taken under the 2024 Plan, lower insurance expense of $10 million driven by cost savings initiatives and $6 million lower expenses related to historical businesses that did not qualify for discontinued operations, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $30 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs, our clients' ability to pay their balances on a timely basis and the impacts of changing macroeconomic and geopolitical conditions. At June 30, 2025, we had cash, cash equivalents and short-term investments of $301 million, which includes $40 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months. Our future capital requirements will depend on many factors, including our strategic plans, investments and potential stock repurchases.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2025	2024	Change
Net cash from operating activities	$94,709	$79,945	$14,764
Net cash from investing activities	(74,100)	(27,713)	(46,387)
Net cash from financing activities	(208,492)	(60,807)	(147,685)
Effect of exchange rate changes on cash and cash equivalents	3,334	(2,689)	6,023
Change in cash and cash equivalents	$(184,549)	$(11,264)	$(173,285)
Operating Activities
Cash flows from operating activities for the first half of 2025 improved $15 million compared to the prior year period driven primarily by higher income offset by higher variable compensation and incentive award payments and declines in customer deposit balances.
Investing Activities
Cash flows from investing activities for the first half of 2025 declined $46 million compared to the prior year period primarily due to higher investments in loan receivables of $58 million, lower cash from investment activities of $6 million and $2 million for an acquisition, partially offset by lower cash outflows from discontinued operations of $10 million and DIP Facility repayments of $8 million.
Financing Activities
Cash flows from financing activities for the first half of 2025 declined $148 million compared to the prior year period primarily due to repurchases of our common stock of $90 million, lower cash from changes in customer account deposits at PB Bank of $42 million, fees paid to redeem and refinance debt of $21 million and higher dividend payments of $6 million.
We paid dividends of $24 million in the first half of 2025. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million in other (income) expense. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provides for $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds from the new term loans were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance in other (income) expense. During 2025, we also purchased an aggregate $37 million of the Notes due March 2027 and Notes due March 2029.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of no greater than (a) 5.25 to 1.00 for the fiscal quarters ending March 31, 2025 and June 30, 2025, (b) 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and (c) 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At June 30, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.

The New Credit Agreement also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027 the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be become due on such date. We are considering various strategies and fully intend to redeem the Notes due March 2027 before September 2026 either with available liquidity or refinance through the capital markets.
In connection with the GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, agreed to provide funding to the Ecommerce Debtors through a DIP Facility. We provided initial funding of $28 million and, have received repayments of $19 million. The remaining balance on the DIP Facility is fully reserved and any future repayments will be recorded as income in the period received.
While we are focused on reducing our leverage and interest costs, we may incur additional debt or issue additional equity securities in the future.
Off-Balance Sheet Arrangements
At June 30, 2025, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2025.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2024 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 11, 2025, our Board of Directors authorized a new $150 million share repurchase program. Further, in July 2025, our Board of Directors authorized an increase in the program to $400 million. Subject to limitations in our New Credit Agreement, purchases by the Company under the new share repurchase program may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended June 30, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$135,000
April 2025	1,319,150	$8.29	1,319,150	$124,071
May 2025	1,565,765	$9.65	1,565,765	$108,965
June 2025	4,700,827	$10.47	4,700,827	$59,726
	7,585,742	$9.92	7,585,742
From July 1, 2025 through July 25, 2025, we purchased an additional 3,475,960 shares for a total of $40 million.

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
On May 22, 2025, Mr. Kurt Wolf, upon his appointment as the Company's Chief Executive Officer, terminated the Rule 10b5-1 trading arrangement he had previously adopted as a director. Mr. Wolf's Rule 10b5-1 trading arrangement was scheduled to expire on May 25, 2025 and related to shares held directly by Hestia Capital Partners, LP ("Hestia Capital"), Helios I, LP ("Helios") and separately managed accounts. Mr. Wolf is the managing member of (a) Hestia Partners GP, the general partner of Hestia Capital and Helios, and (b) Hestia LLC, the investment manager of Hestia Capital, Helios and the separately managed accounts. For additional information on his plan, refer to Item 5. Other Information in the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 2024. No other director of officer of the Company, adopted, terminated or otherwise modified a "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)	3.2
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)	3.4
10.1*	Employment Letter, dated as of May 21, 2025, between Pitney Bowes Inc. and Kurt Wolf (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 22, 2025)	10.1
10.2*	Form of Stock Option Award Agreement under 2024 Stock Plan for Kurt Wolf (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on May 22, 2025)	10.2
10.3*	Transition Agreement, dated as of May 19, 2025, between Pitney Bowes Inc. and Lance Rosenzweig (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on May 22, 2025)	10.3
10.4*	Pitney Bowes Inc. 2024 Stock Plan as amended through May 13, 2025	10.4
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	July 31, 2025
/s/ Paul Evans

Paul Evans
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)