Form 10-Q
period 2025-09-30
PITNEY BOWES INC /DE/
filed 2025-10-30
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2025, 160,918,164 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Services	$289,476	$312,747	$898,331	$932,690
Products	89,712	101,846	273,782	324,232
Financing and other	80,487	84,870	242,891	253,555
Total revenue	459,675	499,463	1,415,004	1,510,477
Costs and expenses:
Cost of services	146,394	158,690	446,507	481,367
Cost of products	54,294	59,126	159,700	182,552
Cost of financing and other	14,708	20,174	47,871	61,859
Selling, general and administrative	144,154	189,989	480,611	569,625
Research and development	3,409	7,580	11,773	22,465
Restructuring charges	1,836	30,694	17,042	64,859
Interest expense, net	26,072	27,764	75,279	83,323
Other components of net pension and postretirement cost	1,645	(961)	5,446	(1,730)
Other (income) expense	(981)	50,287	16,628	50,287
Total costs and expenses	391,531	543,343	1,260,857	1,514,607
Income (loss) from continuing operations before taxes	68,144	(43,880)	154,147	(4,130)
Provision (benefit) for income taxes	16,181	(166,466)	36,787	(148,695)
Income from continuing operations	51,963	122,586	117,360	144,565
Loss from discontinued operations, net of tax	—	(261,058)	—	(310,789)
Net income (loss)	$51,963	$(138,472)	$117,360	$(166,224)
Basic earnings (loss) per share:
Continuing operations	$0.31	$0.68	$0.66	$0.81
Discontinued operations	—	(1.45)	—	(1.74)
Net income (loss)	$0.31	$(0.77)	$0.66	$(0.93)
Diluted earnings (loss) per share:
Continuing operations	$0.30	$0.67	$0.66	$0.79
Discontinued operations	—	(1.42)	—	(1.70)
Net income (loss)	$0.30	$(0.75)	$0.66	$(0.91)
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$51,963	$(138,472)	$117,360	$(166,224)
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $66, $985, $399 and $330, respectively	(8,522)	34,738	52,486	14,321
Net unrealized loss on cash flow hedges, net of tax of $(721) and $(1,693), respectively in 2024	—	(2,136)	—	(5,053)
Net unrealized gain on investment securities, net of tax of $741, $2,299, $1,903 and $1,987, respectively	2,361	7,320	6,059	6,328
Amortization of pension and postretirement costs, net of tax of $1,674, $1,560, $5,039 and $4,842, respectively	5,083	4,731	15,272	14,779
Other comprehensive (loss) income, net of tax	(1,078)	44,653	73,817	30,375
Comprehensive income (loss)	$50,885	$(93,819)	$191,177	$(135,849)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (includes $2,652 and $58,817, respectively, reported at fair value)	$320,994	$469,726
Short-term investments (includes $3,974 and $3,926, respectively, reported at fair value)	14,978	16,374
Accounts and other receivables (net of allowance of $8,137 and $7,723, respectively)	161,696	159,951
Short-term finance receivables (net of allowance of $14,496 and $13,302, respectively)	497,573	535,608
Inventories	75,699	59,836
Current income taxes	4,313	10,429
Other current assets and prepayments (net of allowance of $10,466 and $19,373, respectively)	74,290	66,030
Total current assets	1,149,543	1,317,954
Property, plant and equipment, net	184,043	218,657
Rental property and equipment, net	22,605	24,587
Long-term finance receivables (net of allowance of $5,312 and $8,374 respectively)	624,496	610,316
Goodwill	746,525	721,003
Intangible assets, net	16,019	15,780
Operating lease assets	107,457	113,357
Noncurrent income taxes	101,738	99,773
Other assets (includes $186,112 and $173,539, respectively, reported at fair value)	302,785	276,089
Total assets	$3,255,211	$3,397,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$698,686	$873,626
Customer deposits at Pitney Bowes Bank	602,189	645,860
Current operating lease liabilities	27,030	26,912
Current portion of long-term debt	16,150	53,250
Advance billings	72,766	70,131
Current income taxes	4,909	2,948
Total current liabilities	1,421,730	1,672,727
Long-term debt	2,087,966	1,866,458
Deferred taxes on income	70,165	49,187
Tax uncertainties and other income tax liabilities	724	13,770
Noncurrent operating lease liabilities	94,260	100,804
Noncurrent customer deposits at Pitney Bowes Bank	46,000	57,977
Other noncurrent liabilities	195,904	215,026
Total liabilities	3,916,749	3,975,949

Commitments and contingencies (See Note 14)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,657,001	2,671,868
Accumulated other comprehensive loss	(765,354)	(839,171)
Treasury stock, at cost (107,439 and 87,932 shares, respectively)	(2,823,523)	(2,681,468)
Total stockholders’ deficit	(661,538)	(578,433)
Total liabilities and stockholders’ deficit	$3,255,211	$3,397,516

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$117,360	$(166,224)
Loss from discontinued operations, net of tax	—	310,789
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	84,503	85,897
Allowance for credit losses	9,382	9,388
Change in allowance for DIP Facility	(8,907)	29,311
Stock-based compensation	15,038	10,321
Amortization of debt fees	5,319	9,462
Loss on debt redemption/refinancing	24,446	2,142
Restructuring charges	17,042	64,859
Restructuring payments	(30,843)	(53,919)
Pension contributions and retiree medical payments	(22,079)	(21,273)
Loss on sale of assets	9,203	8,068
Loss on revaluation of intercompany loans	21,234	13,481
Impairment charges	—	10,000
Other, net	7,204	(4,685)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	(4,500)	6,964
Finance receivables	94,725	57,238
Inventories	(14,825)	(8,609)
Other current assets and prepayments	(5,932)	(25,411)
Accounts payable and accrued liabilities	(171,665)	1,522
Current and noncurrent income taxes	14,666	(192,179)
Advance billings	186	(2,526)
Net cash from operating activities - continuing operations	161,557	144,616
Net cash from operating activities - discontinued operations	—	(49,925)
Net cash from operating activities	161,557	94,691
Cash flows from investing activities:
Capital expenditures	(46,027)	(50,221)
Purchases of investment securities	(30,039)	(28,360)
Proceeds from sales/maturities of investment securities	23,844	48,719
Net investment in loan receivables	(66,736)	875
DIP Facility reimbursement (disbursement)	8,907	(27,789)
Acquisition	(2,200)	—
Other investing activities, net	1,720	1,565
Net cash from investing activities - continuing operations	(110,531)	(55,211)
Net cash from investing activities - discontinued operations	—	(11,137)
Net cash from investing activities	(110,531)	(66,348)
Cash flows from financing activities:
Proceeds from the issuance of debt	1,005,000	—
Principal payments of debt	(820,262)	(42,401)
Premiums and fees paid to redeem/refinance debt	(29,127)	(4,938)
Dividends paid to stockholders	(36,905)	(26,846)
Customer deposits at Pitney Bowes Bank	(55,648)	15,359
Capped call payment	(24,702)	—
Common stock repurchases	(251,774)	—
Other financing activities, net	11,031	(2,340)
Net cash from financing activities - continuing operations	(202,387)	(61,166)
Net cash from financing activities - discontinued operations	—	(6,855)
Net cash from financing activities	(202,387)	(68,021)
Effect of exchange rate changes on cash and cash equivalents	2,629	1,162
Change in cash and cash equivalents	(148,732)	(38,516)
Cash and cash equivalents at beginning of period	469,726	600,054
Cash and cash equivalents at end of period	$320,994	$561,538

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. (we, us, our, or the company) is a technology-driven company that provides digital shipping solutions, mailing innovation, and financial services to clients around the world - including more than 90 percent of the Fortune 500. Small businesses to large enterprises, and government entities rely on Pitney Bowes to reduce the complexity of sending mail and parcels.

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
Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the timing of recognition for internal-use software costs. This standard is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact this standard will have on our financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. We are currently assessing the impact this standard will have on our financial statements.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, including the rate reconciliation and taxes paid. This standard is effective for annual periods beginning after December 15, 2024. The adoption of this standard in the fourth quarter of 2025 will not have a material impact on our disclosures.

2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$140,583	$148,893	$289,476	$—	$289,476
Products	52,475	—	52,475	37,237	89,712
Financing and other	—	—	—	80,487	80,487
Subtotal	193,058	148,893	341,951	$117,724	$459,675
Revenue from leasing transactions and financing	117,724	—	117,724
Total revenue	$310,782	$148,893	$459,675

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$67,574	$—	$67,574
Services/products transferred over time	125,484	148,893	274,377
Total	$193,058	$148,893	$341,951

	Three Months Ended September 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$144,660	$166,367	$1,720	$312,747	$—	$312,747
Products	55,280	—	—	55,280	46,566	101,846
Financing and other	—	—	—	—	84,870	84,870
Subtotal	199,940	166,367	1,720	368,027	$131,436	$499,463
Revenue from leasing transactions and financing	131,436	—	—	131,436
Total revenue	$331,376	$166,367	$1,720	$499,463

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$69,631	$—	$—	$69,631
Services/products transferred over time	130,309	166,367	1,720	298,396
Total	$199,940	$166,367	$1,720	$368,027

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$421,431	$476,900	$898,331	$—	$898,331
Products	159,876	—	159,876	113,906	273,782
Financing and other	—	—	—	242,891	242,891
Subtotal	581,307	476,900	1,058,207	$356,797	$1,415,004
Revenue from leasing transactions and financing	356,797	—	356,797
Total revenue	$938,104	$476,900	$1,415,004

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$203,628	$—	$203,628
Services/products transferred over time	377,679	476,900	854,579
Total	$581,307	$476,900	$1,058,207

	Nine Months Ended September 30, 2024
	SendTech Solutions	Presort Services	Other	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$439,683	$483,032	$9,975	$932,690	$—	$932,690
Products	173,175	—	—	173,175	151,057	324,232
Financing and other	—	—	—	—	253,555	253,555
Subtotal	612,858	483,032	9,975	1,105,865	$404,612	$1,510,477
Revenue from leasing transactions and financing	404,612	—	—	404,612
Total revenue	$1,017,470	$483,032	$9,975	$1,510,477

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$217,790	$—	$—	$217,790
Services/products transferred over time	395,068	483,032	9,975	888,075
Total	$612,858	$483,032	$9,975	$1,105,865

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Financing and other revenue includes revenue from sales-type and operating leases, finance income, fees and investment income, gains and losses at the Pitney Bowes Bank.
Advance Billings from Contracts with Customers

	Balance sheet location	September 30, 2025	December 31, 2024	Increase/ (decrease)
Advance billings, current	Advance billings	$64,891	$63,732	$1,159
Advance billings, noncurrent	Other noncurrent liabilities	$236	$159	$77

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance services on mailing equipment. Revenue recognized during the period includes $47 million of advance billings at the beginning of the period. Current advance billings at September 30, 2025 and December 31, 2024 does not include $8 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2025	2026	2027-2030	Total
SendTech Solutions	$66,115	$231,542	$362,494	$660,151
These amounts do not include revenue for performance obligations under contracts with terms less than 12 months or revenue for performance obligations where revenue is recognized based on the amount billable to the customer.

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
Management, including our Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, and other items not allocated to our segments. Management believes that adjusted segment EBIT provides investors with a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to income or loss from continuing operations before taxes.

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SendTech Solutions	$310,782	$331,376	$938,104	$1,017,470
Presort Services	148,893	166,367	476,900	483,032
Total segment revenue	459,675	497,743	1,415,004	1,500,502
Other	—	1,720	—	9,975
Total revenue	$459,675	$499,463	$1,415,004	$1,510,477

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SendTech Solutions
Revenue	$310,782	$331,376	$938,104	$1,017,470

Less:
Cost of revenue	105,399	117,682	317,082	362,173
Operating expenses	104,324	111,714	321,681	361,380
Adjusted segment EBIT	$101,059	$101,980	$299,341	$293,917

Presort Services
Revenue	$148,893	$166,367	$476,900	$483,032

Less:
Cost of revenue	98,492	102,670	299,279	310,797
Operating expenses	17,775	17,518	54,276	58,679
Adjusted segment EBIT	$32,626	$46,179	$123,345	$113,556

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SendTech Solutions	$101,059	$101,980	$299,341	$293,917
Presort Services	32,626	46,179	123,345	113,556
Total adjusted segment EBIT	133,685	148,159	422,686	407,473
Reconciliation of adjusted segment EBIT to income or loss from continuing operations before taxes:
Other operations	—	(7,312)	—	(12,142)
Interest expense, net	(37,287)	(43,859)	(112,671)	(131,986)
Corporate expenses	(26,350)	(38,062)	(93,369)	(124,557)
Restructuring charges	(1,836)	(30,694)	(17,042)	(64,859)
Loss on debt redemption/refinancing	(82)	(2,142)	(24,446)	(2,142)
Foreign currency gain (loss) on intercompany loans	3,390	(18,831)	(21,234)	(13,481)
Benefit (charge) in connection with Ecommerce Restructuring	1,063	(38,145)	7,818	(38,145)
Asset impairment	—	(10,000)	—	(10,000)
Transaction and Strategic review costs	(4,439)	(2,994)	(7,595)	(14,291)
Income (loss) from continuing operations before taxes	$68,144	$(43,880)	$154,147	$(4,130)

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
In connection with the GEC Chapter 11 Cases, we provided a senior secured, super-priority debtor-in-possession term loan (the "DIP Facility") to the Ecommerce Debtors and provided initial funding of $28 million. Through September 30, 2025, we've received repayments of $20 million. The remaining unpaid balance on the DIP Facility is fully reserved and future repayments will be recorded as income.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Discontinued operations for the three and nine months ended September 30, 2024 is comprised of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$115,797	$728,462
Cost of revenue	120,167	737,856
Selling, general and administrative	39,536	99,806
Other	7,017	10,463
Total costs and expenses	166,720	848,125
Loss from discontinued operations	(50,923)	(119,663)
Loss on sale	(218,847)	(218,847)
Loss from discontinued operations before taxes	(269,770)	(338,510)
Tax benefit	(8,712)	(27,721)
Loss from discontinued operations, net of tax	$(261,058)	$(310,789)

5. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below. The sum of the EPS amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Income from continuing operations	$51,963	$122,586	$117,360	$144,565
Loss from discontinued operations, net of tax	—	(261,058)	—	(310,789)
Net income (loss)	$51,963	$(138,472)	$117,360	$(166,224)
Denominator:
Weighted-average shares used in basic EPS	168,908	180,242	176,822	178,695
Dilutive effect of common stock equivalents	1,462	3,596	1,553	3,750
Weighted-average shares used in diluted EPS	170,370	183,838	178,375	182,445

Basic earnings (loss) per share:
Continuing operations	$0.31	$0.68	$0.66	$0.81
Discontinued operations	—	(1.45)	—	(1.74)
Net income (loss)	$0.31	$(0.77)	$0.66	$(0.93)

Diluted earnings (loss) per share:
Continuing operations	$0.30	$0.67	$0.66	$0.79
Discontinued operations	—	(1.42)	—	(1.70)
Net income (loss)	$0.30	$(0.75)	$0.66	$(0.91)

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:
Stock-based compensation awards	4,646	4,833	4,646	6,839
Convertible senior notes	16,135	—	16,135	—
Total	20,781	4,833	20,781	6,839
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
6. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$35,107	$20,405
Supplies and service parts	18,817	15,095
Finished products	21,775	24,336
Total inventories	$75,699	$59,836

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
Finance receivables consisted of the following:

	September 30, 2025			December 31, 2024
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$881,118	$124,556	$1,005,674	$946,294	$120,109	$1,066,403
Unguaranteed residual values	33,821	5,943	39,764	36,361	5,890	42,251
Unearned income	(254,094)	(37,465)	(291,559)	(257,971)	(34,674)	(292,645)
Allowance for credit losses	(11,187)	(1,993)	(13,180)	(12,659)	(2,324)	(14,983)
Net investment in sales-type lease receivables	649,658	91,041	740,699	712,025	89,001	801,026
Loan receivables
Loan receivables	386,799	1,199	387,998	334,717	16,874	351,591
Allowance for credit losses	(6,425)	(203)	(6,628)	(6,549)	(144)	(6,693)
Net investment in loan receivables	380,374	996	381,370	328,168	16,730	344,898
Net investment in finance receivables	$1,030,032	$92,037	$1,122,069	$1,040,193	$105,731	$1,145,924

Maturities of gross finance receivables at September 30, 2025 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2025	$90,678	$31,510	$122,188	$190,893	$1,199	$192,092
2026	325,284	40,511	365,795	69,103	—	69,103
2027	236,466	27,015	263,481	58,215	—	58,215
2028	142,560	15,733	158,293	39,537	—	39,537
2029	67,958	7,307	75,265	22,649	—	22,649
Thereafter	18,172	2,480	20,652	6,402	—	6,402
Total	$881,118	$124,556	$1,005,674	$386,799	$1,199	$387,998

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$872,190	$122,668	$384,647	$1,096	$1,380,601
Past due amounts > 90 days	8,928	1,888	2,152	103	13,071
Total	$881,118	$124,556	$386,799	$1,199	$1,393,672

	December 31, 2024
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$932,948	$117,908	$331,411	$16,809	$1,399,076
Past due amounts > 90 days	13,346	2,201	3,306	65	18,918
Total	$946,294	$120,109	$334,717	$16,874	$1,417,994

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	877	25	2,952	229	4,083
Write-offs	(4,116)	(581)	(3,700)	(183)	(8,580)
Recoveries	1,696	100	619	—	2,415
Other	71	125	5	13	214
Balance at September 30, 2025	$11,187	$1,993	$6,425	$203	$19,808

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2024	$13,942	$2,786	$6,346	$153	$23,227
Amounts charged to expense	998	(7)	3,550	354	4,895
Write-offs	(3,232)	(636)	(5,116)	(349)	(9,333)
Recoveries	1,221	145	1,546	—	2,912
Other	10	(11)	(22)	22	(1)
Balance at September 30, 2024	$12,939	$2,277	$6,304	$180	$21,700

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	Nine Months Ended September 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$264	$697	$1,056	$1,302	$936	$442	$3,883	$8,580

	Nine Months Ended September 30, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Write-offs	$67	$829	$1,382	$763	$543	$284	$5,465	$9,333
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

	September 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$117,072	$162,352	$165,923	$118,745	$81,025	$84,603	$337,879	$1,067,599
Medium	20,201	29,883	27,821	21,421	13,576	13,910	30,315	157,127
High	2,206	2,988	2,621	2,069	1,276	1,644	5,417	18,221
Not Scored	42,704	32,217	25,763	16,464	11,027	8,163	14,387	150,725
Total	$182,183	$227,440	$222,128	$158,699	$106,904	$108,320	$387,998	$1,393,672

	December 31, 2024
	Sales Type Lease Receivables						Loan Receivables	Total
	2024	2023	2022	2021	2020	Prior
Low	$188,847	$210,547	$163,892	$104,269	$66,673	$42,586	$273,736	$1,050,550
Medium	31,970	31,839	26,652	19,180	10,556	10,512	34,376	165,085
High	4,633	4,488	3,753	2,415	2,038	684	11,826	29,837
Not Scored	49,835	38,659	28,250	17,131	5,400	1,594	31,653	172,522
Total	$275,285	$285,533	$222,547	$142,995	$84,667	$55,376	$351,591	$1,417,994

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Profit recognized at commencement	$18,677	$24,071	$56,493	$78,277
Interest income	37,286	38,264	113,286	114,277
Total lease income from sales-type leases	$55,963	$62,335	$169,779	$192,554

Lessor Operating Leases
We also lease mailing equipment under operating leases with terms of one to five years. Revenue from operating leases for the three and nine months ended September 30, 2025 was $14 million and $43 million, respectively, and revenue from operating leases for the three and nine months ended September 30, 2024 was $16 million and $50 million, respectively. Maturities of operating leases are as follows:

Remainder 2025	$5,658
2026	19,356
2027	15,756
2028	7,966
2029	4,616
Thereafter	2,139
Total	$55,491

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
8. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$46,899	$(32,461)	$14,438	$43,569	$(29,179)	$14,390
Software & technology	3,616	(2,035)	1,581	2,944	(1,554)	1,390
Total intangible assets	$50,515	$(34,496)	$16,019	$46,513	$(30,733)	$15,780

Amortization expense was $1 million for each of the three months ended September 30, 2025 and 2024 and $4 million and $3 million, respectively, for the nine months ended September 30, 2025 and 2024.
Future amortization expense as of September 30, 2025 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2025	$1,025
2026	3,723
2027	3,554
2028	2,871
2029	1,789
Thereafter	3,057
Total	$16,019

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2024	Currency impact	September 30, 2025
SendTech Solutions	$497,240	$25,522	$522,762
Presort Services	223,763	—	223,763
Total goodwill	$721,003	$25,522	$746,525

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

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,218	$—	$—	$9,218
Mutual funds	13,986	—	—	13,986
Government securities	2,401	13,252	—	15,653
Corporate debt securities	—	43,769	—	43,769
Mortgage-backed securities	—	89,894	—	89,894
Asset-backed securities	—	20,218	—	20,218
Total assets	$25,605	$167,133	$—	$192,738
Liabilities:
Deferred compensation obligations	$—	$15,173	$—	$15,173
Total liabilities	$—	$15,173	$—	$15,173

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$65,251	$—	$—	$65,251
Mutual funds	14,664	—	—	14,664
Government securities	2,334	13,410	—	15,744
Corporate debt securities	—	42,159	—	42,159
Mortgage-backed securities	—	90,628	—	90,628
Asset-backed securities	—	7,836	—	7,836
Total assets	$82,249	$154,033	$—	$236,282
Liabilities:
Deferred compensation obligations	$—	$16,309	$—	$16,309
Total liabilities	$—	$16,309	$—	$16,309

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The fair value table as of December 31, 2024 has been revised to exclude certain interest-bearing savings accounts that were previously reported within the money market funds line item that should not have been included in the fair value table based on the nature of these deposits, and to correct for certain other leveling disclosure errors. Additionally, the Held-to-Maturities Securities disclosure as of December 31, 2024 has been revised to exclude certain short-term savings products that do not meet the definition of securities and the investments in a loss position has been revised to correct for classification errors between the greater than 12 months and less than 12 months disclosure. These revisions impact our footnote disclosure only and had no impact on our consolidated financial statements for any interim or annual periods.
The valuation of investment securities is based on a market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification within the fair value hierarchy:
Assets
•Money Market Funds: Money market funds typically invest in securities issued by the U.S. government and its agencies and other highly liquid, low risk securities. The fair value of money market funds is based on the net asset value as reported daily by the underlying money market fund and serves as the basis for subscriptions and redemptions. Accordingly, money market funds are classified as Level 1.
•Mutual Funds: Comprised of mutual funds investing in equity securities of U.S. and foreign companies and a variety of fixed income securities. Mutual fund investments are primarily held in our deferred compensation plan (see Deferred Compensation Obligation below). The fair value of mutual funds is based on the net asset value as reported daily by the underlying mutual fund and serves as the basis for subscriptions and redemptions. Accordingly, mutual funds are classified as Level 1.
•Government Securities: Government securities consist primarily of municipal bonds and U.S. agency securities. Government securities are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when fair value is determined using quoted market prices for similar securities or benchmarking models which derive prices based on observable transactions for comparable securities.
•Corporate Debt Securities: Corporate debt securities are valued using recently executed comparable transactions, market price quotations or bond spreads for the same maturity as the security. Accordingly, these securities are classified as Level 2.
•Mortgage-Backed Securities: Comprised of residential and commercial mortgage-backed securities issued by FHLMC (Federal Home Loan Mortgage Corporation; Freddie Mac), FNMA (Federal National Mortgage Association; Fannie Mae), GNMA (Governmental National Mortgage Association, also known as Ginnie Mae), and FHA (Federal Housing Administration). Fair value for these securities is determined based on prices of comparable securities, external pricing indices or external price/spread data. Accordingly, these securities are classified as Level 2.
•Asset-Backed Securities: Asset-backed securities are classified as Level 2 as fair value for these securities is determined based on prices of comparable securities, external pricing indices or external price/spread data.
Liabilities
•Deferred Compensation Obligation: we offer a deferred compensation plan that allows certain eligible employees to defer a portion of their variable compensation annually and invest their deferred compensation among a variety of investment options. The deferred compensation obligation represents the aggregate value of the participants' accounts at the end of the reporting period. The fair value of the deferred compensation obligation is determined based on the underlying asset values and is classified as Level 2. The deferred compensation obligation is reported in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the nine months ended September 30, 2025 or 2024.

Available-for-sale securities consisted of the following:

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government securities	$21,364	$2	$(5,713)	$15,653
Corporate debt securities	49,678	—	(5,909)	43,769
Mutual funds	1,873	—	(178)	1,695
Mortgage-backed securities	109,353	—	(19,459)	89,894
Asset-backed securities	19,945	273	—	20,218
Total	$202,213	$275	$(31,259)	$171,229

	December 31, 2024
	Amortized cost	Gross unrealized losses	Estimated fair value
Government securities	$21,432	$(5,688)	$15,744
Corporate debt securities	50,367	(8,208)	42,159
Mutual funds	1,835	(223)	1,612
Mortgage-backed securities	114,941	(24,313)	90,628
Asset-backed securities	8,348	(512)	7,836
Total	$196,923	$(38,944)	$157,979

The fair value of available-for-sale securities is reported on our Condensed Consolidated Balance Sheet as follows:

	September 30, 2025	December 31, 2024
Short-term investments	$3,974	$3,926
Other assets	167,255	154,053
Total	$171,229	$157,979

Investment securities in a loss position were as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Government securities	$13,374	$5,713	$15,744	$5,688
Corporate debt securities	43,769	5,909	42,159	8,208
Mutual funds	1,695	178	1,612	223
Mortgage-backed securities	89,894	19,459	90,628	24,313
Asset-backed securities	—	—	7,836	512
Total	$148,732	$31,259	$157,979	$38,944
At September 30, 2025, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Scheduled maturities of available-for-sale securities at September 30, 2025 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$4,150	$3,974
After 1 year through 5 years	25,222	22,983
After 5 years through 10 years	40,801	38,697
After 10 years	132,040	105,575
Total	$202,213	$171,229
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

Held-to-Maturity Securities
The carrying value and fair value of investments classified as held-to-maturity is as follows:

	September 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Government securities	$20,437	$20,433	$20,308	$20,219
Other	2,408	2,155	2,480	2,242
Total	$22,845	$22,588	$22,788	$22,461

The carrying value of held-to-maturity securities is reported on our Condensed Consolidated Balance Sheet as follows:

	September 30, 2025	December 31, 2024
Short-term investments	$11,004	$12,448
Other assets	11,841	10,340
Total	$22,845	$22,788

Scheduled maturities of held-to-maturity securities at September 30, 2025 were as follows:

	Carrying value	Fair value
Within 1 year	$11,004	$11,008
After 1 year through 5 years	7,711	7,715
After 10 years	4,130	3,865
Total	$22,845	$22,588
Derivative Instruments
We did not enter into any derivative instruments during the nine months ended September 30, 2025.
At September 30, 2024, we had outstanding interest rate swap agreements that effectively converted $200 million of variable rate debt to fixed rates. These swaps were designated as cash flow hedges. The swaps were recorded at fair value at the end of each reporting period with the change in fair value reflected in AOCL. For the three months ended September 30, 2024, the amount recognized in AOCL was a loss of $3 million and the amount reclassified from AOCL to earnings was a gain of $3 million. For the nine months ended September 30, 2024, the amount recognized in AOCL was a loss of $6 million and the amount reclassified from AOCL to earnings was a gain of $8 million. These interest rate swap agreements matured in December 2024.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Fair Value of Financial Instruments
Our financial instruments include cash equivalents, accounts receivables, finance receivables, accounts payable and debt. The carrying values of cash equivalents, accounts receivables, finance receivables and accounts payable approximate fair value. The inputs used to estimate fair value of cash equivalents, accounts receivables, finance receivables and accounts payable were Level 2.
The inputs used to estimate the fair value of debt were Level 2 and included recently executed transactions and market price quotations.

	September 30, 2025	December 31, 2024
Carrying value	$2,104,116	$1,919,708
Fair value	$2,045,869	$1,823,430

10. Restructuring Charges
2025 Plan
During the third quarter of 2025, we approved a targeted restructuring plan which was not anticipated to be material, and incurred charges of $2 million in the third quarter. In October 2025, we finalized an additional organizational review, that together with the targeted restructuring plan, will comprise a worldwide restructuring plan (the "2025 Plan"). Under the 2025 Plan, we expect to eliminate 300-400 positions and incur total charges of $30 million-$45 million. We expect these actions will be completed by the first half of 2026 and will generate annualized savings of $35 million-$50 million.
Activity in our restructuring reserves was as follows:

	2025 Plan	2024 Plan	Total
Balance at January 1, 2025	$—	$23,164	$23,164
Amounts charged to expense	1,836	15,206	17,042
Cash payments	—	(30,843)	(30,843)
Noncash activity	—	(1,396)	(1,396)
Balance at September 30, 2025	$1,836	$6,131	$7,967

	2024 Plan	2023 Plan	Total
Balance at January 1, 2024	$—	$26,128	$26,128
Amounts charged to expense - continuing operations	54,238	10,621	64,859
Amounts charged to expense - discontinued operations	7,265	—	7,265
Cash payments	(18,045)	(35,874)	(53,919)
Noncash activity	(245)	(875)	(1,120)
Balance at September 30, 2024	$43,213	$—	$43,213
Components of restructuring expense were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	2025 Plan	2024 Plan	Total	2024 Plan	2023 Plan	Total
Severance	$1,797	$—	$1,797	$30,403	$—	$30,403
Facilities and other	39	—	39	291	—	291
Total	$1,836	$—	$1,836	$30,694	$—	$30,694

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	2025 Plan	2024 Plan	Total	2024 Plan	2023 Plan	Total
Severance	$1,797	$13,810	$15,607	$53,947	$9,398	$63,345
Facilities and other	39	1,396	1,435	291	1,223	1,514
Total	$1,836	$15,206	$17,042	$54,238	$10,621	$64,859
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

11. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2025	December 31, 2024
Term loan due March 2026	SOFR + 2.25%	$—	$235,000
Notes due March 2027	6.875%	355,500	380,000
Notes due March 2028	SOFR + 6.90%	—	96,563
Term loan due March 2028	SOFR + 4.0%	—	433,125
Term loan due March 2028	SOFR + 1.85%	156,000	—
Notes due March 2029	7.25%	326,000	350,000
Convertible Notes due August 2030	1.50%	230,000	—
Term loan due March 2032	SOFR + 3.75%	611,925	—
Notes due January 2037	5.25%	35,841	35,841
Notes due March 2043	6.70%	425,000	425,000
Principal amount		2,140,266	1,955,529
Less: unamortized costs, net		36,150	35,821
Total debt		2,104,116	1,919,708
Less: current portion long-term debt		16,150	53,250
Long-term debt		$2,087,966	$1,866,458

In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provided a $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds from the new term loans were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance. In the third quarter of 2025, the revolving credit facility was increased from $265 million to $400 million.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of greater than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of less than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of less than 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At September 30, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.
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
In August 2025, we issued an aggregate $230 million convertible senior notes (the "Convertible Notes") pursuant to an indenture, dated August 8, 2025 (the "Indenture"), among the Company, the guarantors party thereto and Truist Bank, as trustee. The Convertible Notes accrue interest at a rate of 1.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes will mature on August 15, 2030, unless earlier repurchased, redeemed or converted. Prior to May 15, 2030, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and, thereafter, the

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate is 70.1533 shares of common stock per $1,000 principal amount, which represents an initial conversion price of approximately $14.25 per share of common stock, subject to adjustment. The net proceeds of $221 million were partially used to enter into capped call transactions (see below) and repurchase shares of our common stock. The remaining proceeds will be used for general corporate purposes and other strategic investments.
We may not redeem the Convertible Notes prior to August 21, 2028. On or after August 21, 2028, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of the Company’s Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest.
If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require that we repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid interest. In addition, if a make-whole fundamental change (as defined in the Indenture) occurs, or if we send a notice of redemption, we may be required to increase the conversion rate for any Convertible Notes converted in connection with such make-whole fundamental change or notice of redemption by a specified number of shares of its Common Stock.
The Convertible Notes are senior unsecured obligations of the Company and are guaranteed jointly and severally, on a senior unsecured basis, by each of the Company’s existing and future wholly owned U.S. subsidiaries that guarantee the Company’s existing credit agreement, existing senior notes or any other series of capital market debt with an aggregate principal amount outstanding in excess of $150 million.
Conversions of the Convertible Notes will be settled by paying cash up to the aggregate principal amount of the Convertible Notes being converted and by delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
In connection with the Convertible Notes offering, we entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Capped Call Transactions are expected to reduce the potential dilution of our common stock upon conversion of any Convertible Notes, with such reduction subject to a cap. The table below sets forth the key terms and premium paid for the Capped Calls related to the Convertible Notes:

Initial number of shares covered, subject to certain adjustments	16,135
Initial strike price, subject to certain adjustments	$14.25
Initial cap price, subject to certain adjustments	$22.36
Total premium paid	$24,702
The premium paid was recorded as a reduction to stockholders' deficit in the condensed consolidated balance sheet. The Capped Call Transactions are not part of the terms of the Convertible Notes and do not change the holders’ rights under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Capped Call Transactions.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
12. Pensions and Other Benefit Programs
The components of net periodic benefit (income) cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$6	$12	$290	$189	$65	$92
Interest cost	13,070	14,468	5,987	5,298	1,042	1,090
Expected return on plan assets	(18,427)	(21,551)	(6,784)	(6,557)	—	—
Amortization of prior service (credit) cost	(5)	(5)	79	76	—	—
Amortization of net actuarial loss (gain)	4,974	4,758	2,329	1,968	(620)	(506)
Net periodic benefit (income) cost	$(382)	$(2,318)	$1,901	$974	$487	$676
Contributions to benefit plans	$1,461	$1,221	$553	$329	$1,936	$2,423

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$19	$36	$859	$561	$205	$277
Interest cost	40,115	44,400	17,524	15,666	3,120	3,361
Expected return on plan assets	(55,727)	(65,369)	(19,897)	(19,409)	—	—
Amortization of prior service (credit) cost	(15)	(15)	230	223	—	—
Amortization of net actuarial loss (gain)	15,117	14,702	6,821	5,804	(1,842)	(1,093)
Net periodic benefit (income) cost	$(491)	$(6,246)	$5,537	$2,845	$1,483	$2,545
Contributions to benefit plans	$4,490	$3,542	$8,715	$7,707	$8,874	$10,024

13. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2025 is 23.7% and 23.9%, respectively, and includes a benefit of $11 million and $13 million, respectively for the resolution of tax matters. The effective tax rate for the nine months ended September 30, 2025 also includes a benefit of $2 million for the vesting of restricted stock.
The benefit for income taxes for the three and nine months ended September 30, 2024 includes a tax benefit of $164 million primarily due to an affiliate reorganization.
The One Big Beautiful Bill Act, enacted on July 4, 2025, is not expected to materially impact our tax provision. On a regular basis, we conclude tax return examinations, statutes of limitation expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments; and as a result, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months, and this decrease could be up to 15% of our unrecognized tax benefits.
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2020 are closed to audit. On a state and local level, returns for most jurisdictions are closed through 2019. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2020 except for a specific issue under current exam, and France, Germany and the U.K. are closed through 2019, 2017 and 2022, respectively. We also have other less significant tax filings currently subject to examination.

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
In addition, on May 9, 2025, Mitsubishi (the assignee of certain Equipment Supplements by Trilogy and/or Kingsbridge Holdings, LLC) brought an action in Superior Court of the State of Delaware, raising claims that are a subset of the claims in the Illinois Action. This matter has been settled for an immaterial amount. We are continuing the litigation against the remaining Trilogy plaintiffs.
Due to uncertainties inherent in litigation, any actions could have a material adverse effect on our financial position, results of operations or cash flows; however, in management's opinion, the final outcome of outstanding matters will not have a material adverse effect on our financial position, results of operations or cash flows.

15. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)
Net income	—	51,963	—	—	51,963
Other comprehensive loss	—	—	(1,078)	—	(1,078)
Dividends paid ($0.08 per common share)	—	(13,299)	—	—	(13,299)
Issuance of common stock	—	(54,406)	—	50,840	(3,566)
Stock-based compensation expense	—	2,751	—	—	2,751
Repurchase of common stock	—	—	—	(161,500)	(161,500)
Balance at September 30, 2025	$270,338	$2,657,001	$(765,354)	$(2,823,523)	$(661,538)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2024	$270,338	$2,948,959	$(865,523)	$(2,781,663)	$(427,889)
Net loss	—	(138,472)	—	—	(138,472)
Other comprehensive income	—	—	44,653	—	44,653
Dividends paid ($0.05 per common share)	—	(9,061)	—	—	(9,061)
Issuance of common stock	—	(57,326)	—	64,909	7,583
Stock-based compensation expense	—	4,307	—	—	4,307
Balance at September 30, 2024	$270,338	$2,748,407	$(820,870)	$(2,716,754)	$(518,879)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	117,360	—	—	117,360
Other comprehensive income	—	—	73,817	—	73,817
Dividends paid ($0.21 per common share)	—	(36,905)	—	—	(36,905)
Issuance of common stock	—	(110,360)	—	109,719	(641)
Stock-based compensation expense	—	15,038	—	—	15,038
Repurchase of common stock	—	—	—	(251,774)	(251,774)
Balance at September 30, 2025	$270,338	$2,657,001	$(765,354)	$(2,823,523)	$(661,538)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2024	$270,338	$3,077,988	$(851,245)	$(2,865,657)	$(368,576)
Net loss	—	(166,224)	—	—	(166,224)
Other comprehensive income	—	—	30,375	—	30,375
Dividends paid ($0.15 per common share)	—	(26,846)	—	—	(26,846)
Issuance of common stock	—	(147,385)	—	148,903	1,518
Stock-based compensation expense	—	10,874	—	—	10,874
Balance at September 30, 2024	$270,338	$2,748,407	$(820,870)	$(2,716,754)	$(518,879)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges
Interest expense, net	$—	$2,658	$—	$7,833
Income tax provision	—	665	—	1,958
Net of tax	$—	$1,993	$—	$5,875

Available-for-sale securities
Financing and other revenue	$—	$(638)	$(505)	$(1,773)
Income tax benefit	—	(160)	(126)	(443)
Net of tax	$—	$(478)	$(379)	$(1,330)

Pension and postretirement benefit plans
Prior service costs	$(74)	$(71)	$(215)	$(208)
Actuarial losses	(6,683)	(6,220)	(20,096)	(19,413)
Total before tax	(6,757)	(6,291)	(20,311)	(19,621)
Income tax benefit	(1,674)	(1,560)	(5,039)	(4,842)
Net of tax	$(5,083)	$(4,731)	$(15,272)	$(14,779)

Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	5,680	—	52,486	58,166
Reclassifications into earnings	379	15,272	—	15,651
Net other comprehensive income	6,059	15,272	52,486	73,817
Balance at September 30, 2025	$(23,538)	$(689,546)	$(52,270)	$(765,354)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2024	$6,962	$(33,463)	$(757,452)	$(67,292)	$(851,245)
Other comprehensive income before reclassifications	822	4,998	—	14,321	20,141
Reclassifications into earnings	(5,875)	1,330	14,779	—	10,234
Net other comprehensive (loss) income	(5,053)	6,328	14,779	14,321	30,375
Balance at September 30, 2024	$1,909	$(27,135)	$(742,673)	$(52,971)	$(820,870)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
17. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 7 for further information) is presented below.

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of year	$27,096	$5,292
Amounts charged to expense	(3,608)	33,804
Write-offs, recoveries and other	(4,885)	(2,305)
Balance at end of period	$18,603	$36,791

Accounts and other receivables	$8,137	$7,480
Other current assets and prepayments	10,466	29,311
Total	$18,603	$36,791
Amounts charged to expense includes a credit of $9 million related to a DIP Facility reimbursement. See Note 4 for further information.
Interest expense, net
Interest expense, net for the three months ended September 30, 2025 and 2024 includes $2 million and $4 million of interest income, respectively and interest expense, net for the nine months ended September 30, 2025 and 2024 includes $6 million and $11 million of interest income, respectively.

Other (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on debt redemption/refinancing	$82	$2,142	$24,446	$2,142
(Benefit) charge in connection with Ecommerce Restructuring	(1,063)	38,145	(7,818)	38,145
Asset impairment	—	10,000	—	10,000
Other (income) expense	$(981)	$50,287	$16,628	$50,287

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash interest paid	$119,863	$142,088
Cash income tax payments (refunds), net	$22,598	$43,324
Noncash activity
Capital assets obtained under capital lease obligations	$3,316	$9,559

As of September 30, 2025, we have entered into real estate and equipment leases with aggregate payments of $14 million and terms ranging from two to eight years that have not commenced.

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
Although we believe the expectations reflected in any of our forward-looking statements are reasonable, our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission ("SEC"). Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•accelerated or sudden decline in physical mail or shipping volumes
•the loss of some of our larger clients
•changes in trade policies, tariffs and regulations
•global supply chain issues adversely impacting our third party suppliers' ability to provide us products and services
•periods of difficult economic conditions, the impacts of inflation and rising prices, higher interest rates and a slow-down in economic activity, including a global recession, or a prolonged U.S. government shutdown, to the company and our clients
•changes in foreign currency exchange rates
•changes in labor and transportation availability and costs
•inability to successfully execute on our strategic initiatives
•loss of key employees and accumulated knowledge and ability to attract and retain employees
•changes in government contracting regulations and inability to comply
•inability to protect our intellectual property rights and intellectual property infringement claims
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•changes within our senior management and Board of Directors
•expenses and potential impacts resulting from cyber-attacks or other cybersecurity incidents affecting us or our suppliers
•inability to comply with data privacy and protection laws and regulations
•interruptions or difficulties in the operation of our cloud-based applications and systems or those of our suppliers
•changes in credit ratings, capital market disruptions, decline in cash flows, noncompliance with debt covenants or future interest rate increases that adversely impact our ability to access capital markets at reasonable costs
•our success at managing customer credit risk
•the risks and uncertainties associated with the Ecommerce Restructuring
•changes in banking regulations, major bank failures or the loss of our Industrial Bank charter
•changes in tax rates, laws or regulations
•changing expectations and regulations in the areas of Environmental, Social and Governance ("ESG")
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
•shareholder activism

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2024 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

Ecommerce Restructuring
On August 8, 2024, we entered into a series of transactions designed to facilitate an orderly wind-down of a majority the Company’s Global Ecommerce reporting segment. In connection with the wind-down, an affiliate of Hilco Commercial Industrial, LLC ("Hilco") subscribed for 81% of the voting interests in the subsidiary, DRF Logistics, LLC owning a majority of the Global Ecommerce segment’s net assets and operations (DRF Logistics, LLC and its subsidiary, DRF LLC, the "Ecommerce Debtors") for de minimis consideration (the "GEC Sale"), with a subsidiary of Pitney Bowes retaining 19% of the voting interests and 100% of the economic interests. Subsequent to the GEC Sale, the Ecommerce Debtors, at the direction of their own governing bodies, filed petitions to commence Chapter 11 bankruptcy cases and conduct an orderly wind down of the Ecommerce Debtors (the "GEC Chapter 11 Cases"). We refer to the GEC Sale, the GEC Chapter 11 Cases and any associated transactions as the "Ecommerce Restructuring".
For segment reporting purposes, the remaining portion of Global Ecommerce in continuing operations is now reported as "Other" and includes the revenue and related expenses of prior operations and shared services. See Note 4 for further information.

Outlook
Within SendTech Solutions, we expect lower revenue compared to the prior year, driven by lower meter populations and a higher mix of lease extensions versus new equipment sales and leases. The shift to lease extensions will result in declining equipment sales in the near term, but more stable and continued cash flows over the lease term.
Within Presort Services, we expect lower revenue and margin compared to the prior year primarily due to a decline in volumes.
The U.S. government's announced tariffs on goods imported into the United States continues to be volatile, uncertain and different for each country of origin. We continuously assess the potential impact these tariffs may have on our operations. We have implemented various actions to mitigate the impact of these tariffs and continue to consider other actions as necessary.
We recently announced a worldwide restructuring plan (the "2025 Plan") and expect to eliminate 300-400 positions and incur charges of $30 million-$45 million. We expect to complete these actions by the first half of 2026 and generate annualized savings of $35 million-$50 million.

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
Financial Results Summary - Three Months Ended September 30:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Total revenue	$459,675	$499,463	(8)%	(8)%
Cost of revenue	215,396	237,990	9%
Operating expenses	176,135	305,353	42%
Income (loss) from continuing operations before taxes	68,144	(43,880)	>100%
Provision (benefit) for income taxes	16,181	(166,466)	>(100%)
Income from continuing operations	51,963	122,586	(58)%
Loss from discontinued operations, net of tax	—	(261,058)	100%
Net income (loss)	$51,963	$(138,472)	>100%
Revenue decreased $40 million in the third quarter of 2025 compared to the prior year period due to lower services revenue of $23 million, lower products revenue of $12 million and lower financing and other revenue of $4 million.
Costs of revenue decreased $23 million due to lower cost of services of $12 million, lower cost of products of $5 million and lower cost of financing and other of $5 million.
Total operating expenses decreased $129 million compared to the prior year period primarily due to:
•lower other (income) expense of $51 million, primarily due to lower charges in connection with the Ecommerce Restructuring of $39 million, a $10 million prior year asset impairment and a lower loss on the redemption/refinancing of debt of $2 million;
•lower selling, general and administrative (SG&A) expense of $46 million primarily due to lower non-cash foreign currency revaluation losses on intercompany loans of $22 million, lower employee-related expenses of $17 million driven by actions taken under the 2024 Plan, lower insurance expense of $5 million driven by cost savings initiatives and lower professional and outsourcing fees of $4 million;
•lower restructuring charges of $29 million driven by a larger number of actions taken under the 2024 Plan in the prior year; and
•lower research and development (R&D) expense of $4 million primarily due to cost savings initiatives.

See Note 13 for more information regarding our tax provision.
As a result of the above, net income for the third quarter of 2025 was $52 million compared to a loss of $138 million in the prior year period. Net loss for the third quarter of 2024 includes a loss from discontinued operations, net of tax of $261 million. See Note 4 for more information.

Financial Results Summary - Nine Months Ended September 30:

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Total revenue	$1,415,004	$1,510,477	(6)%	(6)%
Cost of revenue	654,078	725,778	10%
Operating expenses	606,779	788,829	23%
Income (loss) from continuing operations before taxes	154,147	(4,130)	>100%
Provision (benefit) for income taxes	36,787	(148,695)	>(100%)
Income from continuing operations	117,360	144,565	(19)%
Loss from discontinued operations, net of tax	—	(310,789)	100%
Net income (loss)	$117,360	$(166,224)	>100%
Revenue decreased $95 million in the first nine months of 2025 compared to the prior year period due to lower products revenue of $50 million, lower services revenue of $34 million and lower financing and other revenue of $11 million.
Costs of revenue decreased $72 million primarily due to lower cost of services of $35 million, lower cost of products of $23 million and lower cost of financing and other of $14 million.
Total operating expenses decreased $182 million compared to the prior year period primarily due to:
•lower SG&A expense of $89 million primarily due to lower employee-related expenses of $61 million driven by actions taken under the 2024 Plan, lower professional and outsourcing fees of $19 million and lower insurance expense of $16 million, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $8 million;
•lower restructuring charges of $48 million driven by a larger number of actions taken under the 2024 Plan in the prior year;
•lower other (income) expense of $34 million, primarily due to lower charges in connection with the Ecommerce Restructuring of $46 million and a $10 million prior year asset impairment, partially offset by a higher loss on the redemption/refinancing of debt of $22 million; and
•lower R&D expense of $11 million primarily due to cost savings initiatives.
See Note 13 for more information regarding our tax provision.
As a result of the above, net income for the first nine months of 2025 was $117 million compared to a loss of $166 million in the prior year period. Net loss for the first nine months of 2024 includes a loss from discontinued operations, net of tax of $311 million. See Note 4 for more information.

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
Financial performance for the SendTech Solutions segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change	Constant Currency % change
Services	$140,583	$144,660	(3)%	(4)%
Products	89,712	101,846	(12)%	(12)%
Financing and other	80,487	84,870	(5)%	(6)%
Total revenue	310,782	331,376	(6)%	(7)%

Cost of services	47,613	54,475	13%
Cost of products	54,293	59,128	8%
Cost of financing and other	3,493	4,079	14%
Total costs of revenue	105,399	117,682	10%

Gross margin	205,383	213,694	(4)%
Gross margin %	66.1%	64.5%

Selling, general and administrative	99,009	106,280	7%
Research and development	3,718	5,964	38%
Other components of pension and post retirement cost	1,597	(530)	>(100%)
Adjusted Segment EBIT	$101,059	$101,980	(1)%
SendTech Solutions revenue decreased $21 million in the third quarter of 2025 compared to the prior year period. Products revenue declined $12 million primarily due to the impact of the prior year product migration. Services revenue declined $4 million primarily due to the declining meter population, which was partially offset by growth in our shipping subscriptions. Financing and other revenue declined $4 million primarily driven by the impact of the prior year product migration and mix of business.

Gross margin declined $8 million compared to the prior year period primarily driven by lower revenue; however, gross margin percentage increased to 66.1% from 64.5% driven by headcount reductions and other cost savings initiatives.
SG&A expense declined $7 million and R&D expense declined $2 million, primarily driven by overall cost savings initiatives.
Adjusted segment EBIT was $101 million in the third quarter of 2025 compared to $102 million for the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change	Constant Currency % change
Services	$421,431	$439,683	(4)%	(5)%
Products	273,782	324,232	(16)%	(16)%
Financing and other	242,891	253,555	(4)%	(4)%
Total revenue	938,104	1,017,470	(8)%	(8)%

Cost of services	146,904	166,423	12%
Cost of products	159,699	182,554	13%
Cost of financing and other	10,479	13,196	21%
Total costs of revenue	317,082	362,173	12%

Gross margin	621,022	655,297	(5)%
Gross margin %	66.2%	64.4%

Selling, general and administrative	304,052	341,650	11%
Research and development	12,325	21,324	42%
Other components of pension and post retirement costs	5,304	(1,594)	>(100%)
Adjusted Segment EBIT	$299,341	$293,917	2%
SendTech Solutions revenue decreased $79 million in the first nine months of 2025 compared to the prior year period, which includes an unfavorable adjustment of $4 million related to prior periods (see Note 1 for more information). Products revenue declined $50 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment, the impact of the prior year product migration and a significant deal in the prior year. Services revenue declined $18 million primarily due to the declining meter population, which was partially offset by growth in our shipping subscriptions. Financing and other revenue declined $11 million by the impact of the prior year product migration and mix of business.
Gross margin declined $34 million compared to the prior year period primarily driven by lower revenue; however, gross margin percentage increased to 66.2% from 64.4% driven by headcount reductions and other cost savings initiatives.
SG&A expense declined $38 million and R&D expense declined $9 million, primarily driven by lower employee-related expenses and overall cost savings initiatives.
Adjusted segment EBIT was $299 million in the first nine months of 2025, which includes the $4 million charge from the unfavorable revenue adjustment related to prior periods compared to $294 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial performance for the Presort Services segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Services	$148,893	$166,367	(11)%	(11)%
Cost of services	98,492	102,670	4%
Gross Margin	50,401	63,697	(21)%
Gross Margin %	33.9%	38.3%

Selling, general and administrative	17,728	17,467	(1)%
Other components of net pension and postretirement cost	47	51	8%
Adjusted segment EBIT	$32,626	$46,179	(29)%
Revenue decreased $17 million in the third quarter of 2025 compared to the prior year period primarily due to an 11% decline in total mail volumes driven by a broader market decline. The processing of First Class Mail and Marketing Mail contributed revenue decreases of $15 million and $2 million, respectively.
Gross margin decreased $13 million and gross margin percentage decreased to 33.9% from 38.3% in the prior period primarily due to lower revenue.
SG&A expense was flat compared to the prior year period.
Adjusted segment EBIT was $33 million in the third quarter of 2025 compared to $46 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % Change	Constant Currency % change
Services	$476,900	$483,032	(1)%	(1)%
Cost of services	299,279	310,797	4%
Gross Margin	177,621	172,235	3%
Gross Margin %	37.2%	35.7%

Selling, general and administrative	54,134	58,528	8%
Other components of net pension and postretirement costs	142	151	6%
Adjusted segment EBIT	$123,345	$113,556	9%
Revenue decreased $6 million in the first nine months of 2025 compared to the prior year period primarily due to a 6% decline in total mail volumes driven by a broader market decline, which was partially mitigated by pricing actions. The processing of Marketing Mail Flats/Bound Printed Matter and Marketing Mail contributed a revenue decrease of $7 million and $1 million, respectively, which was partially offset by a revenue increase from First Class Mail of $2 million. Prior year revenue includes a $5 million favorable adjustment related to prior periods. See Note 1 for more information.

Gross margin increased $5 million and gross margin percentage increased to 37.2% from 35.7% in the prior period primarily due to the impact of pricing actions which more than offset the overall decline in mail volumes and lower transportation costs of $2 million driven by lane optimizations.
SG&A expense declined $4 million compared to the prior year period driven primarily by lower credit loss provision of $1 million, lower employee related expenses of $1 million and overall cost savings initiatives.
Adjusted segment EBIT was $123 million in the first nine months of 2025 compared to $114 million in the prior year period, which includes the $5 million benefit from the favorable revenue adjustment.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses. Corporate expenses primarily represents corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change
Corporate expenses	$26,350	$38,062	31%
Corporate expenses for the third quarter of 2025 decreased $12 million compared to the prior year period primarily due to lower salary expense of $10 million and overall cost savings initiatives.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2025	2024	Actual % change
Corporate expenses	$93,369	$124,557	25%
Corporate expenses for the first nine months of 2025 decreased $31 million compared to the prior year period primarily due to lower salary expense of $38 million driven by actions taken under the 2024 Plan and overall cost savings initiatives, partially offset by higher non-cash foreign currency revaluation losses on intercompany loans of $8 million.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to maintain adequate liquidity for our operations is dependent upon a number of factors, including our revenue and earnings, our ability to manage costs, our clients' ability to pay their balances on a timely basis, our access to liquidity from external sources and the impacts of changing macroeconomic and geopolitical conditions. At September 30, 2025, we had cash, cash equivalents and short-term investments of $336 million, which includes $41 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and investments, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs for the next 12 months. Our future capital requirements will depend on many factors, including our strategic plans, investments and stock repurchase activity levels.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2025	2024	Change
Net cash from operating activities	$161,557	$94,691	$66,866
Net cash from investing activities	(110,531)	(66,348)	(44,183)
Net cash from financing activities	(202,387)	(68,021)	(134,366)
Effect of exchange rate changes on cash and cash equivalents	2,629	1,162	1,467
Change in cash and cash equivalents	$(148,732)	$(38,516)	$(110,216)
Operating Activities
Cash flows from operating activities for the first nine months of 2025 improved $67 million compared to the prior year period, which includes an improvement of $50 million related to discontinued operations. Excluding discontinued operations, cash flows from continuing operations improved $17 million driven primarily by changes in working capital.
Investing Activities
Cash flows from investing activities for the first nine months of 2025 declined $44 million compared to the prior year period primarily due to higher investments in loan receivables of $68 million and lower cash from investment activities of $27 million. These declines were partially offset by higher cash under the DIP Facility of $37 million as we received reimbursements of $9 million in the current year compared to net disbursements of $28 million in the prior year, lower cash outflows from discontinued operations of $11 million and lower capital expenditures of $4 million.
Financing Activities
Cash flows from financing activities for the first nine months of 2025 declined $134 million compared to the prior year period primarily due to common stock repurchases of $252 million, lower cash from changes in customer account deposits at PB Bank of $71 million, higher fees paid to redeem/refinance debt of $24 million and higher dividend payments of $10 million. These declines were partially offset by higher cash from debt activity of $227 million.
We paid dividends of $37 million in the first nine months of 2025. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2025, we redeemed the remaining outstanding balance of the Notes due March 2028 and recorded a loss of $17 million. Additionally, we entered into a new senior secured credit agreement (the "New Credit Agreement"), which provided a $265 million revolving credit facility maturing March 2028, a $160 million term loan maturing March 2028 and a $615 million term loan maturing March 2032. The proceeds from the new term loans were used to repay the outstanding balances of the Term loan due March 2026 and Term loan due March 2028 and for general corporate purposes. We recorded a loss of $8 million in connection with this refinance. In the third quarter of 2025, the revolving credit facility was increased from $265 million to $400 million. During 2025, we also purchased an aggregate $49 million of the Notes due March 2027 and Notes due March 2029.
Under the New Credit Agreement, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the New Credit Agreement) of greater than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the New Credit Agreement) of less than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) of less than 5.00 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025 and 4.75 to 1.00 for each fiscal quarter ending on or after March 31, 2026. At September 30, 2025, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under our New Credit Agreement are secured by assets of the Company.
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
In August 2025, we issued an aggregate $230 million convertible senior notes (the "Convertible Notes"). The Convertible Notes accrue interest at a rate of 1.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and mature on August 15, 2030, unless earlier repurchased, redeemed or converted. The initial conversion rate is 70.1533 shares of common stock per $1,000 principal amount, which represents an initial conversion price of approximately $14.25 per share of common stock, subject to adjustment. Net proceeds were $221 million. We used $24.7 million of the proceeds to enter into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Capped Call Transactions are expected to reduce the potential dilution of our common stock upon conversion of any Convertible Notes, with such reduction subject to a cap. We also used $61.9 million of the proceeds to repurchase 5.5 million of our common stock. The remaining proceeds will be used for general corporate purposes and other strategic investments.
The Convertible Notes are senior unsecured obligations of the Company and are guaranteed jointly and severally, on a senior unsecured basis, by each of the Company’s existing and future wholly owned U.S. subsidiaries that guarantee the Company’s existing credit agreement, existing senior notes or any other series of capital market debt with an aggregate principal amount outstanding in excess of $150 million.
Conversions of the Convertible Notes will be settled by paying cash up to the aggregate principal amount of the Convertible Notes being converted and by delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
See Note 11 to the Condensed Consolidated Financial Statements for further information regarding the Convertible Notes and Capped Call Transactions.
In connection with the GEC Chapter 11 Cases, the Company, through one of its wholly owned subsidiaries, agreed to provide funding to the Ecommerce Debtors through a DIP Facility. We provided initial funding of $28 million and have received repayments of $20 million. The remaining balance on the DIP Facility is fully reserved and any future repayments will be recorded as income in the period received.
While we are focused on reducing our leverage and interest costs, we may incur additional debt or issue additional equity securities in the future.
Off-Balance Sheet Arrangements
At September 30, 2025, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2025.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2024 Annual Report other than those shown below:

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle any converted principal amount of such Convertible Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Certain provisions in the Indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Convertible Notes and the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of the Convertible Notes or holders of our common stock may view as favorable.
The Capped Call Transactions may affect the value of the Convertible Notes and the market price of our common stock.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated Capped Call Transactions with the option counterparties. The Capped Call Transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Convertible Notes, with such reduction subject to a cap. If the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. In addition, to the extent any observation period for any converted notes does not correspond to the period during which the market price of our common stock is measured under the terms of the Capped Call Transactions, there could also be dilution and/or a reduced offset of any such cash payments as a result of the different measurement periods.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date for the Capped Call Transactions or following any termination of any portion of the Capped Call Transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect your ability to convert the Convertible Notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of Convertible Notes, it could affect the amount and value of the consideration that you will receive upon conversion of such Convertible Notes.
We are subject to counterparty risk with respect to the Capped Call Transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 11, 2025, our Board of Directors authorized a new $150 million share repurchase program. In July 2025, the Board authorized an increase in the program to $400 million, and in October 2025, the Board authorized an additional increase in the program to $500 million. Subject to limitations in our New Credit Agreement, common stock repurchases may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about common stock purchases during the three months ended September 30, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$59,726
July 2025	4,174,838	$11.60	4,174,838	$261,280
August 2025	7,722,528	$11.27	7,722,528	$174,267
September 2025	2,220,772	$11.73	2,220,772	$148,226
	14,118,138	$11.44	14,118,138
From October 1, 2025 through October 24, 2025, we purchased an additional 2,504,438 shares at a cost of $28 million.

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended September 30, 2025, no directors or officers of the Company entered into, modified or terminated any contracts, instructions or written plans for the sale or purchase of Company securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

Item 6: Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)
4.1
Indenture, dated August 8, 2025, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee, with respect to Pitney Bowes Inc.'s 1.50% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on August 11, 2025)

4.2	Form of 1.50% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on August 11, 2025)
10.1*	Employment Letter, dated as of July 28, 2025, between Pitney Bowes Inc. and Paul Evans (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 30, 2025)
10.2*	Additional Letter, dated as of July 28, 2025, between Pitney Bowes Inc. and Paul Evans (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on July 30, 2025)
10.3*	Form of Capped Call Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 11, 2025)
10.4*	Separation Agreement, dated as of August 17, 2025, between Pitney Bowes Inc. and Robert Gold (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 21, 2025)
10.5*
First Incremental Facility Amendment, dated as of August 29, 2025, among Pitney Bowes Inc., the Loan Parties party thereto, the Lenders and Issuing Banks party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 2, 2025)

10.6*
Separation Agreement, dated as of September 25, 2025, between Pitney Bowes Inc. and Shemin Nurmohamed (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 26, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
** The Exhibits identified above with two asterisks (**) are furnished herewith. These Exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	October 30, 2025
/s/ Paul Evans

Paul Evans
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)