Form 10-K/A
period 2025-12-31
PITNEY BOWES INC /DE/
filed 2026-02-20
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Annual Report on Form 10-K of Pitney Bowes Inc for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on February 19, 2026 (the "Original Filing") is being filed solely for the purpose of correcting the office location noted on the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP and Consent of Independent Registered Accounting Firm of PricewaterhouseCoopers LLP, filed as an exhibit to the Original Filing.

Pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing.

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
New York, New York
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
We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments. However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material positive or negative impact on our results of operations, financial position and cash flows..

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