Form 10-Q
period 2026-03-31
PITNEY BOWES INC /DE/
filed 2026-05-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2026, 135,441,425 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Services	$306,570	$318,432
Products	88,650	93,190
Financing and other	82,193	81,798
Total revenue	477,413	493,420
Costs and expenses:
Cost of services	156,155	155,873
Cost of products	48,680	50,919
Cost of financing and other	12,795	17,507
Selling, general and administrative	133,377	165,915
Research and development	3,794	4,763
Restructuring charges	5,112	1,400
Interest expense, net	25,992	24,270
Other components of net pension and postretirement cost	11,034	1,854
Other expense	—	24,187
Total costs and expenses	396,939	446,688
Income before taxes	80,474	46,732
Provision for income taxes	22,336	11,310
Net income	$58,138	$35,422

Basic net income per share	$0.40	$0.19
Diluted net income per share	$0.39	$0.19
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$58,138	$35,422
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(107) and $95, respectively	(9,226)	19,549
Net unrealized (loss) gain on investment securities, net of tax of $(149) and $939, respectively	(476)	2,995
Amortization of pension and postretirement costs, net of tax of $2,477 and $1,666, respectively	6,535	5,052
Other comprehensive (loss) income, net of tax	(3,167)	27,596
Comprehensive income	$54,971	$63,018

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes $86,519 and $38,851, respectively, reported at fair value)	$302,876	$284,887
Short-term investments (includes $1,717 and $1,715, respectively, reported at fair value)	11,142	12,232
Accounts and other receivables (net of allowance of $7,565 and $7,507, respectively)	158,587	168,099
Short-term finance receivables (net of allowance of $11,024 and $14,206, respectively)	481,566	496,446
Inventories	62,611	66,241
Current income taxes	2,684	3,143
Other current assets and prepayments (net of allowance of $10,466 in both 2026 and 2025)	109,884	69,451
Total current assets	1,129,350	1,100,499
Property, plant and equipment, net	180,344	185,913
Rental property and equipment, net	23,307	24,054
Long-term finance receivables (net of allowance of $7,336 and $4,370 respectively)	571,147	605,129
Goodwill	742,882	746,687
Intangible assets, net	13,845	14,741
Operating lease assets	108,408	106,996
Noncurrent income taxes	92,868	95,412
Other assets (includes $181,833 and $185,111, respectively, reported at fair value)	285,157	289,520
Total assets	$3,147,308	$3,168,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$766,989	$845,378
Customer deposits at Pitney Bowes Bank	574,302	582,630
Current operating lease liabilities	29,306	28,396
Current portion of long-term debt	363,952	17,150
Advance billings	72,531	69,075
Current income taxes	11,409	5,210
Total current liabilities	1,818,489	1,547,839
Long-term debt	1,774,240	1,975,888
Deferred taxes on income	81,762	72,665
Tax uncertainties and other income tax liabilities	161	278
Noncurrent operating lease liabilities	100,727	99,757
Noncurrent customer deposits at Pitney Bowes Bank	71,000	71,000
Other noncurrent liabilities	194,501	203,884
Total liabilities	4,040,880	3,971,311

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,689,224	2,655,703
Accumulated other comprehensive loss	(792,299)	(789,132)
Treasury stock, at cost (131,916 and 119,634 shares, respectively)	(3,060,835)	(2,939,269)
Total stockholders’ deficit	(893,572)	(802,360)
Total liabilities and stockholders’ deficit	$3,147,308	$3,168,951

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$58,138	$35,422
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	25,641	28,324
Allowance for credit losses	3,288	1,978
Change in allowance for DIP Facility	—	(1,539)
Stock-based compensation	3,278	2,683
Amortization of debt fees	1,956	2,152
Loss on debt redemption/refinancing	—	24,646
Restructuring charges	5,112	1,400
Restructuring payments	(15,201)	(13,106)
Pension contributions and retiree medical payments	(10,543)	(12,671)
Loss on disposal of assets	2,382	5,106
(Gain) loss on revaluation of intercompany loans	(4,882)	7,595
Other, net	11,840	4,779
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	7,339	(131)
Finance receivables	43,550	34,586
Inventories	3,502	(4,807)
Other current assets and prepayments	(8,324)	(4,326)
Accounts payable and accrued liabilities	(102,495)	(141,282)
Current and noncurrent income taxes	15,684	8,382
Advance billings	3,890	4,130
Net cash from operating activities	44,155	(16,679)
Cash flows from investing activities:
Capital expenditures	(15,846)	(16,887)
Purchases of investment securities	(2,757)	(3,910)
Proceeds from sales/maturities of investment securities	7,299	13,345
Net investment in loan receivables	1,783	(37,423)
DIP Facility reimbursement	—	1,539
Acquisition	—	(2,200)
Other investing activities, net	233	—
Net cash from investing activities	(9,288)	(45,536)
Cash flows from financing activities:
Proceeds from the issuance of debt	147,750	775,000
Principal payments of debt	(3,538)	(787,187)
Premiums and fees paid to redeem/refinance debt	—	(20,598)
Dividends paid to stockholders	(13,319)	(10,980)
Customer deposits at Pitney Bowes Bank	(8,327)	(26,766)
Common stock repurchases	(135,647)	(15,000)
Other financing activities, net	(3,336)	465
Net cash from financing activities	(16,417)	(85,066)
Effect of exchange rate changes on cash and cash equivalents	(461)	1,342
Change in cash and cash equivalents	17,989	(145,939)
Cash and cash equivalents at beginning of period	284,887	469,726
Cash and cash equivalents at end of period	$302,876	$323,787

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Description of Business
Pitney Bowes Inc. ("we", "our", or "the company") is a technology-driven company that provides digital shipping solutions, mailing innovation, and financial services to clients around the world - including more than 90 percent of the Fortune 500. Small businesses to large enterprises, and government entities rely on Pitney Bowes to reduce the complexity of sending mail and parcels.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K/A for the year ended December 31, 2025 (2025 Annual Report).
Effective April 1, 2025, segment reporting was revised to report the revenue and related expenses of a cross-border services contract in our SendTech Solutions reporting segment, which was previously reported in Other. Accordingly, segment results for the three months ended March 31, 2025 have been revised to conform to the current period presentation.
During the first quarter of 2025, we identified an error and recorded an out of period adjustment of $4 million to correct an overstatement of revenue in prior periods. The impact of the adjustment was not material to the consolidated financial statements for any interim or annual periods prior to 2025 and was not material to the 2025 annual period.
Accounting Pronouncements Adopted in 2026
In the first quarter of 2026, we adopted Financial Accounting Standards Board ("FASB") ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, and elected the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on those assets. The adoption of this standard did not have a material impact on our financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this standard will not have any impact on our financial statements but will result in more comprehensive and enhanced disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended March 31, 2026
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$143,104	$163,466	$306,570	$—	$306,570
Products	52,571	—	52,571	36,079	88,650
Financing and other	—	—	—	82,193	82,193
Subtotal	195,675	163,466	359,141	$118,272	$477,413
Revenue from leasing transactions and financing	118,272	—	118,272
Total revenue	$313,947	$163,466	$477,413

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$65,547	$—	$65,547
Services/products transferred over time	130,128	163,466	293,594
Total	$195,675	$163,466	$359,141

	Three Months Ended March 31, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$140,618	$177,814	$318,432	$—	$318,432
Products	53,252	—	53,252	39,938	93,190
Financing and other	—	—	—	81,798	81,798
Subtotal	193,870	177,814	371,684	$121,736	$493,420
Revenue from leasing transactions and financing	121,736	—	121,736
Total revenue	$315,606	$177,814	$493,420

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$66,403	$—	$66,403
Services/products transferred over time	127,467	177,814	305,281
Total	$193,870	$177,814	$371,684

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
Advance Billings from Contracts with Customers

	Balance sheet location	March 31, 2026	December 31, 2025	Increase/ (decrease)
Advance billings, current	Advance billings	$64,321	$63,528	$793
Advance billings, noncurrent	Other noncurrent liabilities	$98	$102	$(4)

Advance billings are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance services on mailing equipment. Revenue recognized during the period includes $29 million of advance billings at the beginning of the period. Current advance billings at March 31, 2026 and December 31, 2025 does not include $8 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2026	2027	2028-2031	Total
SendTech Solutions	$207,587	$197,642	$243,456	$648,685
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
Management, including the Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, and other items not allocated to our segments. Effective January 1, 2026, we are excluding expense related to the U.S. and Canada pension plans from Adjusted segment EBIT as we have taken steps to terminate these plans. Prior periods were not recast. Management believes that adjusted segment EBIT provides a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore should be read in conjunction with our consolidated results of operations. The following tables provide information about our reportable segments and a reconciliation of adjusted segment EBIT to income or loss before taxes.

	Revenue
	Three Months Ended March 31,
	2026	2025
SendTech Solutions	$313,947	$315,606
Presort Services	163,466	177,814
Total revenue	$477,413	$493,420

	Three Months Ended March 31,
	2026	2025
SendTech Solutions
Revenue	$313,947	$315,606

Less:
Cost of revenue	102,027	106,030
Operating expenses	98,390	112,549
Adjusted segment EBIT	$113,530	$97,027

Presort Services
Revenue	$163,466	$177,814

Less:
Cost of revenue	106,020	104,635
Operating expenses	18,268	18,400
Adjusted segment EBIT	$39,178	$54,779

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended March 31,
	2026	2025
SendTech Solutions	$113,530	$97,027
Presort Services	39,178	54,779
Total adjusted segment EBIT	152,708	151,806
Reconciliation of adjusted segment EBIT to income or loss before taxes:
Interest expense, net	(35,575)	(37,885)
Corporate expenses	(22,331)	(32,117)
Restructuring charges	(5,112)	(1,400)
Loss on debt redemption/refinancing	—	(24,646)
Foreign currency gain (loss) on intercompany loans	4,882	(7,595)
Charge in connection with Ecommerce Restructuring	—	459
Pension expense of plans to be terminated	(7,554)	—
Transaction and Strategic review costs	(6,544)	(1,890)
Income before taxes	$80,474	$46,732

4. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$58,138	$35,422
Denominator:
Weighted-average shares used in basic EPS	146,764	182,872
Dilutive effect of common stock equivalents	978	1,901
Weighted-average shares used in diluted EPS	147,742	184,773

Basic net income per share	$0.40	$0.19
Diluted net income per share	$0.39	$0.19

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:
Stock-based compensation awards	3,340	3,969
Convertible senior notes	16,168	—
Total	19,508	3,969

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$28,059	$28,967
Supplies and service parts	15,953	16,359
Finished products	18,599	20,915
Total inventories	$62,611	$66,241

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
Finance receivables consisted of the following:

	March 31, 2026			December 31, 2025
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$848,201	$104,844	$953,045	$870,453	$114,080	$984,533
Unguaranteed residual values	31,824	5,666	37,490	33,047	6,063	39,110
Unearned income	(256,673)	(31,275)	(287,948)	(255,754)	(34,736)	(290,490)
Allowance for credit losses	(9,674)	(1,912)	(11,586)	(10,281)	(1,947)	(12,228)
Net investment in sales-type lease receivables	613,678	77,323	691,001	637,465	83,460	720,925
Loan receivables
Loan receivables	365,426	3,060	368,486	384,846	2,152	386,998
Allowance for credit losses	(6,707)	(67)	(6,774)	(6,334)	(14)	(6,348)
Net investment in loan receivables	358,719	2,993	361,712	378,512	2,138	380,650
Net investment in finance receivables	$972,397	$80,316	$1,052,713	$1,015,977	$85,598	$1,101,575

Maturities of gross finance receivables at March 31, 2026 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2026	$258,655	$38,031	$296,686	$231,877	$3,060	$234,937
2027	271,638	31,463	303,101	61,104	—	61,104
2028	177,332	19,717	197,049	42,488	—	42,488
2029	96,322	10,543	106,865	23,783	—	23,783
2030	39,737	4,031	43,768	5,725	—	5,725
Thereafter	4,517	1,059	5,576	449	—	449
Total	$848,201	$104,844	$953,045	$365,426	$3,060	$368,486

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	March 31, 2026
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$840,078	$102,236	$357,361	$2,966	$1,302,641
Past due amounts > 90 days	8,123	2,608	8,065	94	18,890
Total	$848,201	$104,844	$365,426	$3,060	$1,321,531

	December 31, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$861,059	$111,809	$382,697	$1,746	$1,357,311
Past due amounts > 90 days	9,394	2,271	2,149	406	14,220
Total	$870,453	$114,080	$384,846	$2,152	$1,371,531

Allowance for Credit Losses
We provide an allowance for credit losses based on historical loss experience, the nature of our portfolios, adverse situations that may affect a client's ability to pay, current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.
We establish credit approval limits based on the client's credit quality and the type of equipment financed. We cease financing revenue recognition for lease receivables and unsecured loan receivables that are more than 90 days past due. Revenue recognition is resumed when the client's payments reduce the account aging to less than 60 days past due. Finance receivables are written off against the allowance after all collection efforts have been exhausted and the account is deemed uncollectible. We believe that our credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2026	$10,281	$1,947	$6,334	$14	$18,576
Amounts charged to expense	(287)	60	1,546	48	1,367
Write-offs	(988)	(109)	(1,385)	—	(2,482)
Recoveries	676	31	212	—	919
Other	(8)	(17)	—	5	(20)
Balance at March 31, 2026	$9,674	$1,912	$6,707	$67	$18,360

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	644	(105)	582	42	1,163
Write-offs	(1,536)	(186)	(1,543)	(48)	(3,313)
Recoveries	492	48	328	—	868
Other	44	84	179	5	312
Balance at March 31, 2025	$12,303	$2,165	$6,095	$143	$20,706

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	Three Months Ended March 31, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Write-offs	$43	$142	$236	$327	$202	$147	$1,385	$2,482

	Three Months Ended March 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$64	$124	$383	$518	$396	$237	$1,591	$3,313
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
Substantially all of our finance receivables are within the North American portfolio. We use a third-party to score the majority of this portfolio on a quarterly basis using a proprietary commercial credit score. The relative scores are determined based on a number of factors, including financial information, payment history, company type and ownership structure. We stratify the credit scores of our clients into low, medium and high-risk accounts. Due to timing and other issues, our entire portfolio may not be scored at period end. We report these amounts as "Not Scored"; however, absence of a score is not indicative of the credit quality of the account. The credit score is used to predict the payment behaviors of our clients and the probability that an account will become greater than 90 days past due during the subsequent 12-month period.
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
We do not use a third-party to score our International portfolio because the cost to do so is prohibitive as there is no single credit score model that covers all countries. Accordingly, the entire International portfolio is reported in the Not Scored category. Most of the International credit applications are subjected to an automated review process. Credit applications that are manually reviewed include obtaining client financial information, credit reports and other available financial information.
The table below shows gross finance receivables by relative risk class and year of origination based on the relative scores of the accounts within each class.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	March 31, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Low	$39,445	$141,695	$141,261	$138,020	$89,313	$140,451	$309,973	$1,000,158
Medium	7,755	26,359	26,621	24,317	15,603	23,508	34,087	158,250
High	941	3,969	4,774	4,023	2,870	3,873	7,297	27,747
Not Scored	28,797	33,723	25,350	15,473	9,081	5,823	17,129	135,376
Total	$76,938	$205,746	$198,006	$181,833	$116,867	$173,655	$368,486	$1,321,531

	December 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$150,688	$153,596	$153,844	$106,037	$76,774	$76,956	$336,943	$1,054,838
Medium	27,793	28,927	27,310	18,950	12,719	12,754	29,701	158,154
High	2,798	2,974	2,555	2,076	1,214	1,451	4,998	18,066
Not Scored	49,845	32,817	23,710	12,157	4,531	2,057	15,356	140,473
Total	$231,124	$218,314	$207,419	$139,220	$95,238	$93,218	$386,998	$1,371,531

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended March 31,
	2026	2025
Profit recognized at commencement	$18,811	$19,760
Interest income	37,357	37,763
Total lease income from sales-type leases	$56,168	$57,523

Lessor Operating Leases
We lease mailing equipment under operating leases with terms of one to five years. Revenue from operating leases for each of the three months ended March 31, 2026 and 2025 was $15 million. Maturities of operating leases are as follows:

Remainder 2026	$19,675
2027	19,989
2028	9,792
2029	6,248
2030	3,257
Thereafter	623
Total	$59,584

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$32,032	$(19,291)	$12,741	$32,032	$(18,490)	$13,542
Software & technology	1,230	(126)	1,104	1,230	(31)	1,199
Total intangible assets	$33,262	$(19,417)	$13,845	$33,262	$(18,521)	$14,741

Amortization expense was $1 million for each of the three months ended March 31, 2026 and 2025.
Future amortization expense as of March 31, 2026 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2026	$2,402
2027	3,307
2028	3,189
2029	1,789
2030	939
Thereafter	2,219
Total	$13,845

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2025	Currency impact	March 31, 2026
SendTech Solutions	$522,924	$(3,805)	$519,119
Presort Services	223,763	—	223,763
Total goodwill	$746,687	$(3,805)	$742,882

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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.
The following tables show the financial assets and liabilities accounted for at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$94,610	$—	$—	$94,610
Mutual funds	11,215	—	—	11,215
Government securities	119	13,190	—	13,309
Corporate debt securities	—	43,323	—	43,323
Mortgage-backed securities	—	87,556	—	87,556
Asset-backed securities	—	20,057	—	20,057
Total assets	$105,944	$164,126	$—	$270,070
Liabilities:
Deferred compensation obligations	$—	$12,877	$—	$12,877
Total liabilities	$—	$12,877	$—	$12,877

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$47,239	$—	$—	$47,239
Mutual funds	11,852	—	—	11,852
Government securities	120	13,366	—	13,486
Corporate debt securities	—	43,895	—	43,895
Mortgage-backed securities	—	89,002	—	89,002
Asset-backed securities	—	20,203	—	20,203
Total assets	$59,211	$166,466	$—	$225,677
Liabilities:
Deferred compensation obligations	$—	$13,741	$—	$13,741
Total liabilities	$—	$13,741	$—	$13,741

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The valuation of financial assets and liabilities is based on a market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification within the fair value hierarchy:
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
•Government Securities: Government securities consist primarily of municipal bonds and U.S. agency securities. Government securities are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when fair value is determined using quoted market prices for similar securities or by benchmarking models which derive prices based on observable transactions for comparable securities.
•Corporate Debt Securities: Corporate debt securities are valued using recently executed comparable transactions, market price quotations or bond spreads for the same maturity as the security. Accordingly, these securities are classified as Level 2.
•Mortgage-Backed Securities: Comprised of U.S Government agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), Governmental National Mortgage Association (Ginnie Mae), and the Federal Housing Administration and commercial mortgage-backed securities. Fair value for these securities is determined based on prices of comparable securities, external pricing indices or external price/spread data. Accordingly, these securities are classified as Level 2.
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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the three months ended March 31, 2026 or 2025.

Available-for-sale securities consisted of the following:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,899	$—	$(182)	$1,717
Government securities	19,000	—	(5,691)	13,309
Corporate debt securities	49,281	—	(5,958)	43,323
Mortgage-backed securities	106,167	—	(18,611)	87,556
Asset-backed securities	19,949	108	—	20,057
Total	$196,296	$108	$(30,442)	$165,962

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,886	$—	$(171)	$1,715
Government securities	19,043	—	(5,557)	13,486
Corporate debt securities	49,481	—	(5,586)	43,895
Mortgage-backed securities	107,652	—	(18,650)	89,002
Asset-backed securities	19,947	256	—	20,203
Total	$198,009	$256	$(29,964)	$168,301

The fair value of available-for-sale securities is reported on our Condensed Consolidated Balance Sheet as follows:

	March 31, 2026	December 31, 2025
Short-term investments	$1,717	$1,715
Other assets	164,245	166,586
Total	$165,962	$168,301

Investment securities in a loss position were as follows:

	March 31, 2026		December 31, 2025
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Mutual funds	$1,717	$182	$1,715	$171
Government securities	13,309	5,691	13,486	5,557
Corporate debt securities	43,323	5,958	43,895	5,586
Mortgage-backed securities	87,556	18,611	89,002	18,650
Total	$145,905	$30,442	$148,098	$29,964
At March 31, 2026, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at March 31, 2026 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$1,899	$1,717
After 1 year through 5 years	37,345	33,748
After 5 years through 10 years	29,021	28,042
After 10 years	128,031	102,455
Total	$196,296	$165,962
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Held-to-Maturity Securities
The carrying value and fair value of investments classified as held-to-maturity is as follows:

	March 31, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Government securities	$19,089	$18,966	$19,865	$19,787
Other	4,367	4,093	4,408	4,134
Total	$23,456	$23,059	$24,273	$23,921

The carrying value of held-to-maturity securities is reported on our Condensed Consolidated Balance Sheet as follows:

	March 31, 2026	December 31, 2025
Short-term investments	$9,425	$10,522
Other assets	14,031	13,751
Total	$23,456	$24,273

Scheduled maturities of held-to-maturity securities at March 31, 2026 were as follows:

	Carrying value	Fair value
Within 1 year	$9,425	$9,402
After 1 year through 5 years	7,960	7,874
After 10 years	6,071	5,783
Total	$23,456	$23,059

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
The inputs used to estimate the fair value of debt were Level 2 and included recently executed transactions and market price quotations.

	March 31, 2026	December 31, 2025
Carrying value	$2,138,192	$1,993,038
Fair value	$2,073,680	$1,954,304

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
Activity in our restructuring reserves was as follows:

	2025 Plan	2024 Plan	Total
Balance at January 1, 2026	$30,040	$1,793	$31,833
Amounts charged to expense	5,112	—	5,112
Cash payments	(13,408)	(1,793)	(15,201)
Balance at March 31, 2026	$21,744	$—	$21,744

2024 Plan
Balance at January 1, 2025	$23,164
Amounts charged to expense	1,400
Cash payments	(13,106)
Noncash activity	(568)
Balance at March 31, 2025	$10,890
Components of restructuring expense were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	2025 Plan	2024 Plan
Severance	$5,090	$832
Facilities and other	22	568
Total	$5,112	$1,400
In October 2025, we finalized a worldwide restructuring plan (the "2025 Plan") that is expected to be completed by the first half of 2026. Under the 2025 Plan, we have eliminated over 450 positions and incurred cumulative charges of $41 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Debt
Total debt consisted of the following:

	Interest rate	March 31, 2026	December 31, 2025
Notes due March 2027	6.875%	$346,700	$346,700
Term loan due March 2028	SOFR + 1.85%	152,000	154,000
Notes due March 2029	7.25%	476,000	326,000
Convertible Notes due August 2030	1.50%	230,000	230,000
Term loan due March 2032	SOFR + 3.75%	587,030	588,567
Notes due January 2037	5.25%	31,666	31,666
Notes due March 2043	6.70%	349,279	349,279
Principal amount		2,172,675	2,026,212
Less: unamortized costs, net		34,483	33,174
Total debt		2,138,192	1,993,038
Less: current portion long-term debt		363,952	17,150
Long-term debt		$1,774,240	$1,975,888

In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029. The additional notes have identical terms to the previously outstanding Notes due March 2029.
We maintain a revolving credit facility which was increased from $400 million to $450 million in the first quarter of 2026. Under this credit facility, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 4.75 to 1.00. At March 31, 2026, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under this credit facility are secured by assets of the Company.
The credit facility also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027, the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be become due on such date. We are considering various strategies and fully intend to redeem the Notes due March 2027 before September 2026 either with available liquidity or refinance through the capital markets.
We have outstanding an aggregate $230 million convertible senior notes (the "Convertible Notes"). Prior to May 15, 2030, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and, thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate and conversion price were updated in the period as a result of an increase in our dividend, and is now 70.2937 shares of common stock per $1,000 principal amount and $14.23 per share of common stock, respectively, and subject to adjustment.
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
In connection with the Convertible Notes offering, we entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Capped Call Transactions are expected to reduce the potential dilution of our common stock upon conversion of any Convertible Notes.

Number of shares covered, subject to certain adjustments	16,168
Strike price, subject to certain adjustments	$14.23
Cap price, subject to certain adjustments	$22.33

11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$6	$247	$278	$59	$70
Interest cost	12,554	13,522	5,960	5,608	944	1,038
Expected return on plan assets	(11,191)	(18,650)	(6,245)	(6,382)	—	—
Amortization of prior service (credit) cost	(5)	(5)	79	73	—	—
Amortization of net actuarial loss (gain)	6,551	5,071	2,750	2,183	(363)	(604)
Net periodic benefit cost	$7,909	$(56)	$2,791	$1,760	$640	$504
Contributions to benefit plans	$1,389	$1,613	$6,057	$7,356	$3,097	$3,702

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Income Taxes
The effective tax rate for the three months ended March 31, 2026 is 27.8%. The effective tax rate for the three months ended March 31, 2025 is 24.2% and includes a benefit of $2 million for the vesting of restricted stock.
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2022 are closed to audit. With regard to U.S. state and local returns, most jurisdictions are closed through 2019. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2020 except for a specific issue (the issue is in appeals for 2016 and 2017 and under current examination for 2018 and 2019), India is currently under review for 2022 through 2024, and France, Germany and the U.K. are closed through 2019, 2020 and 2023, respectively.

13. Commitments and Contingencies
From time to time, in the ordinary course of business as well as in connection with our 2024 GEC Chapter 11 cases, we are involved in litigation pertaining to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of customers, employees, or others.
The Company is involved in a dispute regarding agreements called “Equipment Supplements” with a former vendor for GEC that has resulted in three separate litigations. Trilogy Leasing Co., LLC (“Trilogy”) and its parent company Kingsbridge Holdings, LLC, filed suit against Pitney Bowes Inc. and Pitney Bowes Presort Services, LLC in November 2024, seeking $95 million in lease payments and additional interest and fees. That suit is pending in the Northern District of Illinois. In addition, we had intervened in a case filed against Trilogy in the United States Bankruptcy Court for the Southern District of Texas by one of the GEC Debtors, challenging the amount of damages potentially recoverable by Trilogy. The parties have agreed that this Texas case is now moot and should be dismissed; and the parties are awaiting a ruling from the Texas Court on the scope of that dismissal. We have now raised the same arguments against the damage claims in the Illinois action.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2026	$270,338	$2,655,703	$(789,132)	$(2,939,269)	$(802,360)
Net income	—	58,138	—	—	58,138
Other comprehensive loss	—	—	(3,167)	—	(3,167)
Dividends paid ($0.09 per common share)	—	(13,319)	—	—	(13,319)
Issuance of common stock	—	(14,576)	—	14,081	(495)
Stock-based compensation expense	—	3,278	—	—	3,278
Repurchase of common stock	—	—	—	(135,647)	(135,647)
Balance at March 31, 2026	$270,338	$2,689,224	$(792,299)	$(3,060,835)	$(893,572)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	35,422	—	—	35,422
Other comprehensive income	—	—	27,596	—	27,596
Dividends paid ($0.06 per common share)	—	(10,980)	—	—	(10,980)
Issuance of common stock	—	(47,278)	—	50,106	2,828
Stock-based compensation expense	—	2,683	—	—	2,683
Repurchase of common stock	—	—	—	(15,000)	(15,000)
Balance at March 31, 2025	$270,338	$2,651,715	$(811,575)	$(2,646,362)	$(535,884)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
	2026	2025
Available-for-sale securities
Financing and other revenue	$—	$(505)
Income tax benefit	—	(126)
Net of tax	$—	$(379)

Pension and postretirement benefit plans
Prior service costs	$(74)	$(68)
Actuarial losses	(8,938)	(6,650)
Total before tax	(9,012)	(6,718)
Income tax benefit	(2,477)	(1,666)
Net of tax	$(6,535)	$(5,052)

Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2026	$(22,569)	$(713,098)	$(53,465)	$(789,132)
Other comprehensive loss before reclassifications	(476)	—	(9,226)	(9,702)
Reclassifications into earnings	—	6,535	—	6,535
Net other comprehensive (loss) income	(476)	6,535	(9,226)	(3,167)
Balance at March 31, 2026	$(23,045)	$(706,563)	$(62,691)	$(792,299)

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	2,616	—	19,549	22,165
Reclassifications into earnings	379	5,052	—	5,431
Net other comprehensive income	2,995	5,052	19,549	27,596
Balance at March 31, 2025	$(26,602)	$(699,766)	$(85,207)	$(811,575)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 6 for further information) is presented below.

	Three Months Ended March 31,
	2026	2025
Balance at beginning of year	$17,973	$27,096
Amounts charged to expense	1,921	(724)
Write-offs, recoveries and other	(1,863)	(1,044)
Balance at end of period	$18,031	$25,328

Accounts and other receivables	$7,565	$7,494
Other current assets and prepayments	10,466	17,834
Total	$18,031	$25,328
Amounts charged to expense in 2025 includes a credit of $2 million related to a DIP Facility reimbursement.

Interest expense, net
Interest expense, net for each of the three months ended March 31, 2026 and 2025 includes $2 million of interest income, respectively.

Other expense
Other expense in the first quarter of 2025 represents a loss on the redemption/refinancing of debt.

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Cash interest paid	$46,021	$49,273
Cash income tax payments, net	$6,412	$2,980
Noncash activity
Capital assets obtained under capital lease obligations	$4,184	$857

As of March 31, 2026, we have entered into leases with aggregate payments of $4 million and terms ranging from five to six years that have not commenced.

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

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2025 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2026	2025	% Change
Total revenue	$477,413	$493,420	(3)%
Total cost of revenue	217,630	224,299	3%
Selling, general and administrative	133,377	165,915	20%
Research and development	3,794	4,763	20%
Restructuring charges	5,112	1,400	>(100%)
Interest expense, net	25,992	24,270	(7)%
Other components of pension and postretirement cost	11,034	1,854	>(100%)
Other expense	—	24,187	100%
Income before taxes	80,474	46,732	72%
Provision for income taxes	22,336	11,310	(97)%
Net income	$58,138	$35,422	64%

In the Condensed Consolidated Statements of Operations, we allocate a portion of total interest expense to finance interest expense which is included in Cost of financing and other. The amount of total interest expense allocated to finance interest expense is based on the average outstanding finance receivables and our overall effective interest rate for the period. For segment reporting purposes, finance interest expense is excluded from segment results.

SEGMENT RESULTS
Our segments include SendTech Solutions and Presort Services. Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Segment results exclude interest, including finance interest expense, taxes, corporate expenses, restructuring charges and other items not allocated to the segments.
Effective April 1, 2025, segment reporting was revised to report the revenue and related expenses of a cross-border services contract in our SendTech Solutions reporting segment, which was previously reported in Other. Accordingly, segment results for the three months ended March 31, 2025 have been revised to conform to the current period presentation.
Effective January 1, 2026, we are excluding expense related to the U.S. and Canada pension plans from Adjusted segment EBIT as we have taken steps to terminate these plans. Prior periods were not recast.

SendTech Solutions
Within SendTech Solutions, we provide clients with physical and digital shipping and mailing technology solutions and other applications to help simplify and save on the sending, tracking and receiving of letters, parcels and flats, as well as supplies and maintenance services for these offerings. We also offer financing alternatives that enable clients to finance equipment and product purchases, to finance or lease other manufacturers’ equipment and to provide working capital, a revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies, and an interest-bearing deposit solution to clients who prefer to prepay postage.
Financial results for the SendTech Solutions segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2026	2025	% change
Services	$143,104	$140,618	2%
Products	88,650	93,190	(5)%
Financing and other	82,193	81,798	—%
Total revenue	313,947	315,606	(1)%

Cost of services	50,135	51,219	2%
Cost of products	48,680	50,919	4%
Cost of financing and other	3,212	3,892	17%
Total costs of revenue	102,027	106,030	4%

Gross margin	211,920	209,576	1%
Gross margin %	67.5%	66.4%

Selling, general and administrative	90,960	105,851	14%
Research and development	4,004	4,891	18%
Other components of pension and post retirement cost	3,426	1,807	(90)%
Adjusted Segment EBIT	$113,530	$97,027	17%
SendTech Solutions revenue decreased $2 million in the first quarter of 2026 compared to the prior year period. Revenue in the first quarter of 2025 includes an unfavorable adjustment of $4 million related to prior periods. Products revenue declined $5 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment as well as a declining meter population. Services revenue increased $2 million while Financing and other revenue was flat compared to the prior year period.
Gross margin increased $2 million and gross margin percentage increased slightly to 67.5% from 66.4% compared to the prior year period primarily driven by the unfavorable revenue adjustment of $4 million in the first quarter of 2025 and product mix.
Selling, general and administrative ("SG&A") expense declined $15 million primarily driven by lower employee-related expenses of $5 million, lower professional and outsourcing fees of $4 million and lower marketing expenses of $2 million.
Adjusted segment EBIT was $114 million in the first quarter of 2026 compared to $97 million for the prior year period, which includes the $4 million charge from the unfavorable revenue adjustment related to prior periods.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, First Class Flats, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial results for the Presort Services segment was as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2026	2025	% Change
Services	$163,466	$177,814	(8)%
Cost of services	106,020	104,635	(1)%
Gross Margin	57,446	73,179	(21)%
Gross Margin %	35.1%	41.2%

Selling, general and administrative	18,231	18,353	1%
Other components of net pension and postretirement cost	37	47	21%
Adjusted segment EBIT	$39,178	$54,779	(28)%
Revenue decreased $14 million in the first quarter of 2026 compared to the prior year period primarily due to a 6% decline in total mail volumes driven by a broader market decline. The processing of First Class Mail and First Class Flats contributed revenue decreases of $10 million and $4 million, respectively.
Gross margin decreased $16 million and gross margin percentage decreased to 35.1% from 41.2% in the prior period primarily due to lower revenue and increased transportation costs of $3 million.
SG&A expense was relatively flat compared to the prior year period.
Adjusted segment EBIT was $39 million in the first quarter of 2026 compared to $55 million in the prior year period.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses, and primarily represent corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended March 31,
			Favorable/(Unfavorable)
	2026	2025	Actual % change
Corporate expenses	$22,331	$32,117	30%
Corporate expenses for the first quarter of 2026 decreased $10 million compared to the prior year period primarily due to lower employee-related expenses driven by actions taken under our restructuring plans.

CONSOLIDATED EXPENSES
SG&A Expense
SG&A expense decreased $33 million in the first quarter of 2026 compared to the prior year period. In addition to the changes in segment SG&A expense previously discussed, SG&A declined $12 million due to lower non-cash foreign currency revaluation gains/losses on intercompany loans partially offset by higher corporate strategic review costs of $5 million.
Restructuring charges
Restructuring charges increased $4 million in the first quarter of 2026 compared to the prior year period primarily due to the number of actions taken during the current quarter compared to the prior year.
Interest expense, net
Total interest expense represents interest expense on our debt, a portion of which is allocated to Cost of financing and other. Total interest expense is as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense, net	$25,992	$24,270
Allocated finance interest expense	9,583	13,615
Total interest expense	$35,575	$37,885
Total interest expense declined $2 million in the first quarter of 2026 compared to the prior year period primarily due to lower effective interest rates partially offset by higher outstanding debt. The decline in interest expense allocated to finance interest was driven primarily by a decline in finance receivables.
Other components of net pension and postretirement cost
Other components of net pension and postretirement cost increased $9 million in the first quarter of 2026 compared to the prior year period primarily due to the lower expected return on pension plan assets year over year driven by the U.S. and Canada buy-in contracts. The amount of other components of net pension and postretirement cost recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 11 to the Condensed Consolidated Financial Statements for further information.
Other expense
Other expense in the first quarter of 2025 represents a loss on the redemption/refinancing of debt.
Income taxes
See Note 12 to the Condensed Consolidated Financial Statements for further information.

OUTLOOK
For 2026, we expect low to mid-single digit decline in revenue driven by the continued secular decline in mailing. We expect low to mid-single digit decline in EBIT and EBIT margin, primarily driven by expected competitive pricing pressures in Presort Services, partially offset by lower worldwide operating costs from previous and continued cost-cutting actions, including savings under the 2025 Plan.
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
Global energy markets have experienced significant volatility, including increases in oil and fuel prices associated with geopolitical developments involving Iran and disruptions to shipping through the Strait of Hormuz. Prolonged disruptions in global energy supply or transportation routes may lead to sustained increases in fuel prices and could negatively impact our operations.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is our cash generated from operations and access to credit markets, including our revolving credit facility. At March 31, 2026, we had cash and cash equivalents of $303 million, which includes $42 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and cash equivalents, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs and meet our debt obligations for the next 12 months.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2026	2025	Change
Net cash from operating activities	$44,155	$(16,679)	$60,834
Net cash from investing activities	(9,288)	(45,536)	36,248
Net cash from financing activities	(16,417)	(85,066)	68,649
Effect of exchange rate changes on cash and cash equivalents	(461)	1,342	(1,803)
Change in cash and cash equivalents	$17,989	$(145,939)	$163,928
Operating Activities
Cash flows from operating activities for the first quarter of 2026 improved $61 million compared to the prior year period primarily due to changes in working capital, driven in part by lower variable compensation payments and collections of accounts and finance receivables.
Investing Activities
Cash flows from investing activities for the first quarter of 2026 improved $36 million compared to the prior year period primarily due to lower investments in loan receivables of $39 million partially offset by lower cash from investment activities of $5 million.
Financing Activities
Cash flows from financing activities for the first quarter of 2026 improved $69 million compared to the prior year period primarily due to the issuance of an additional $150 million of the March 2029 Notes, prior year fees paid to redeem/refinance debt of $21 million and favorable changes in customer account deposits at PB Bank of $18 million, partially offset by higher common stock repurchases of $121 million and higher dividend payments of $2 million.
We paid dividends of $13 million in the first quarter of 2026. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029. The additional notes have identical terms to the previously outstanding Notes due March 2029.
We maintain a revolving credit facility which was increased from $400 million to $450 million in the first quarter of 2026. Under this credit facility, we are required to maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00 and (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 4.75 to 1.00. At March 31, 2026, we were in compliance with these financial covenants and there were no outstanding borrowings under the revolving credit facility. Borrowings under this credit facility agreement are secured by assets of the Company. The credit facility also contains provisions whereby if, on any day between the period commencing on September 14, 2026 and ending on March 15, 2027, the Notes due March 2027 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2027 plus $100 million, the Term loan due March 2028 and any borrowings under the revolving credit facility would also become due on such date (the "Pro Rata Springing Maturity Date"), and if on any date during the period beginning on December 14, 2026 and ending on March 15, 2027, the Notes due March 2027 remain outstanding and the Pro Rata Springing Maturity Date has occurred, the Term loan due March 2032 would be also become due on such date. The March 2027 Notes have been classified as current in the Condensed Consolidated Balance Sheet and we are considering various strategies and fully intend to redeem these notes before September 2026 either with available liquidity or refinance through the capital markets.

We have outstanding an aggregate $230 million convertible senior notes (the "Convertible Notes"). The Convertible Notes are senior unsecured obligations of the Company and are guaranteed jointly and severally, on a senior unsecured basis, by each of the Company’s existing and future wholly owned U.S. subsidiaries that guarantee the Company’s existing credit agreement, existing senior notes or any other series of capital market debt with an aggregate principal amount outstanding in excess of $150 million.
The conversion rate and conversion price were updated in the period as a result of an increase in our dividend, and is now 70.2937 shares of common stock per $1,000 principal amount and $14.23 per share of common stock, respectively, subject to adjustment. Conversions of the Convertible Notes will be settled by paying cash up to the aggregate principal amount of the Convertible Notes being converted and by delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
While we are focused on reducing our leverage and interest costs, we may incur additional debt or issue additional equity securities in the future.
Off-Balance Sheet Arrangements
At March 31, 2026, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2025 Annual Report.

Critical Accounting Estimates
There have been no significant changes to the Critical Accounting Estimates disclosed in our 2025 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our 2025 Annual Report.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2026.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2025 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 16, 2026, the Board of Directors authorized an increase to our share repurchase program of $250 million to a total of $750 million. Subject to limitations in our New Credit Agreement, common stock repurchases may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about common stock purchases during the three months ended March 31, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$121,639
January 2026	832,147	$10.32	832,147	$113,052
February 2026	2,364,745	$10.63	2,364,745	$337,925
March 2026	9,660,840	$10.55	9,660,840	$235,992
	12,857,732	$10.55	12,857,732
From April 1, 2026 through May 1, 2026, we purchased an additional 4,343,104 shares at a cost of $51 million.

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended March 31, 2026, certain directors or officers of the Company entered into, modified or terminated any contracts, instructions or written plans for the sale or purchase of Company securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K of the Exchange Act) as set forth in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Expiration Date
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Deborah Pfeiffer	Adopt	February 20, 2026	x		41,825(4)	May 31, 2027
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and the satisfaction of the conditions as set forth in, the written plan.
(4) Ms. Pfeiffer’s trading arrangement only provides for the sale of up to 23,075 shares if the price equals or exceeds $13.00 per share and up to 18,750 shares if the price equals or exceeds $16.00 per share.

Item 6: Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Pitney Bowes Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2024)
3.2	Pitney Bowes Inc. Amended and Restated By-laws effective May 6, 2024 (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Commission on May 8, 2024)
4.1
First Supplemental Indenture, dated March 2, 2026, among Pitney Bowes Inc., the guarantors party thereto and Truist Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on March 2, 2026)

4.2	Form of Additional Notes (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the Commission on March 2, 2026)
10.1*	Form of Restricted Stock Unit Award Agreement under 2024 Stock Plan as amended through May 13, 2025
10.2*	Form of Performance Stock Unit Award Agreement under 2024 Stock Plan as amended through May 13, 2025
10.3*	Form of Cash Incentive Unit Award Agreement under 2024 Stock Plan as amended through May 13, 2025
10.4*	Form of Stock Cash Incentive Unit Award Agreement under 2024 Stock Plan as amended through May 13, 2025
10.5*	Form of Non-qualified Stock Option Award Agreement under 2024 Stock Plan as amended through May 13, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the current quarter, formatted in Inline XBRL. (included as Exhibit 101).

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

PITNEY BOWES INC.

Date:	May 6, 2026
/s/ Paul Evans

Paul Evans
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)