Form 10-Q
period 2026-06-30
PITNEY BOWES INC /DE/
filed 2026-07-30
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2026, 137,090,212 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Services	$284,517	$290,423	$591,087	$608,855
Products	87,523	90,880	176,173	184,070
Financing and other	79,458	80,606	161,651	162,404
Total revenue	451,498	461,909	928,911	955,329
Costs and expenses:
Cost of services	155,356	144,240	311,511	300,113
Cost of products	41,442	54,487	90,122	105,406
Cost of financing and other	12,424	15,656	25,219	33,163
Selling, general and administrative	128,746	170,542	262,123	336,457
Research and development	3,383	3,601	7,177	8,364
Restructuring charges	3,337	13,806	8,449	15,206
Interest expense, net	28,580	24,937	54,572	49,207
Other components of net pension and postretirement cost	12,256	1,947	23,290	3,801
Other expense (income)	483	(6,578)	483	17,609
Total costs and expenses	386,007	422,638	782,946	869,326
Income before taxes	65,491	39,271	145,965	86,003
Provision for income taxes	15,583	9,296	37,919	20,606
Net income	$49,908	$29,975	$108,046	$65,397

Basic net income per share	$0.37	$0.17	$0.76	$0.36
Diluted net income per share	$0.36	$0.17	$0.75	$0.36
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$49,908	$29,975	$108,046	$65,397
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $85, $238, $(22) and $333, respectively	(6,160)	41,459	(15,386)	61,008
Net unrealized gain (loss) on investment securities, net of tax of $74, $221, $(75) and $1,161, respectively	237	703	(239)	3,698
Amortization of pension and postretirement costs, net of tax of $2,435, $1,699, $4,912 and $3,365, respectively	7,796	5,137	14,331	10,189
Other comprehensive income (loss), net of tax	1,873	47,299	(1,294)	74,895
Comprehensive income	$51,781	$77,274	$106,752	$140,292

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes $14,982 and $38,851, respectively, reported at fair value)	$266,833	$284,887
Short-term investments (includes $1,724 and $1,715, respectively, reported at fair value)	11,920	12,232
Accounts and other receivables (net of allowance of $6,136 and $7,507, respectively)	147,898	168,099
Short-term finance receivables (net of allowance of $10,322 and $14,206, respectively)	468,702	496,446
Inventories	62,880	66,241
Current income taxes	2,419	3,143
Other current assets and prepayments (net of allowance of $10,466 in both 2026 and 2025)	79,223	69,451
Total current assets	1,039,875	1,100,499
Property, plant and equipment, net	175,555	185,913
Rental property and equipment, net	22,526	24,054
Long-term finance receivables (net of allowance of $6,524 and $4,370 respectively)	550,602	605,129
Goodwill	740,417	746,687
Intangible assets, net	12,949	14,741
Operating lease assets	103,268	106,996
Noncurrent income taxes	89,953	95,412
Other assets (includes $181,188 and $185,111, respectively, reported at fair value)	284,440	289,520
Total assets	$3,019,585	$3,168,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$743,248	$845,378
Customer deposits at Pitney Bowes Bank	546,503	582,630
Current operating lease liabilities	29,935	28,396
Current portion of long-term debt	23,138	17,150
Advance billings	71,689	69,075
Current income taxes	3,122	5,210
Total current liabilities	1,417,635	1,547,839
Long-term debt	2,010,756	1,975,888
Deferred taxes on income	97,581	72,665
Tax uncertainties and other income tax liabilities	161	278
Noncurrent operating lease liabilities	93,825	99,757
Noncurrent customer deposits at Pitney Bowes Bank	71,000	71,000
Other noncurrent liabilities	191,906	203,884
Total liabilities	3,882,864	3,971,311

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,698,586	2,655,703
Accumulated other comprehensive loss	(790,426)	(789,132)
Treasury stock, at cost (133,283 and 119,634 shares, respectively)	(3,041,777)	(2,939,269)
Total stockholders’ deficit	(863,279)	(802,360)
Total liabilities and stockholders’ deficit	$3,019,585	$3,168,951

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$108,046	$65,397
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	49,328	57,086
Allowance for credit losses	4,529	5,161
Change in allowance for DIP Facility	—	(8,024)
Stock-based compensation	13,072	12,287
Amortization of debt fees	3,977	3,599
Loss on debt redemption/refinancing	1,116	24,364
Restructuring charges	8,449	15,206
Restructuring payments	(28,898)	(21,518)
Loss on disposal of assets	6,750	5,430
(Gain) loss on revaluation of intercompany loans	(5,771)	24,624
Other, net	9,818	(11,556)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	17,602	4,820
Finance receivables	71,746	71,202
Inventories	3,124	(17,705)
Other current assets and prepayments	(8,622)	(5,356)
Accounts payable and accrued liabilities	(84,114)	(142,328)
Current and noncurrent income taxes	23,654	8,706
Advance billings	3,266	3,314
Net cash from operating activities	197,072	94,709
Cash flows from investing activities:
Capital expenditures	(34,331)	(30,230)
Purchases of investment securities	(7,041)	(7,603)
Proceeds from sales/maturities of investment securities	11,060	18,530
Net investment in loan receivables	3,362	(61,650)
DIP Facility reimbursement	—	8,024
Acquisition	—	(2,200)
Other investing activities, net	233	1,029
Net cash from investing activities	(26,717)	(74,100)
Cash flows from financing activities:
Borrowings under revolving credit facility	96,700	—
Proceeds from the issuance of debt	300,000	775,000
Principal payments of debt	(356,073)	(804,442)
Premiums and fees paid to redeem/refinance debt	(5,651)	(20,598)
Dividends paid to stockholders	(26,891)	(23,606)
Customer deposits at Pitney Bowes Bank	(36,127)	(42,923)
Proceeds from stock option exercise	36,384	7,344
Common stock repurchases	(188,446)	(90,274)
Other financing activities, net	(7,403)	(8,993)
Net cash from financing activities	(187,507)	(208,492)
Effect of exchange rate changes on cash and cash equivalents	(902)	3,334
Change in cash and cash equivalents	(18,054)	(184,549)
Cash and cash equivalents at beginning of period	284,887	469,726
Cash and cash equivalents at end of period	$266,833	$285,177

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
Accounting Pronouncements Not Yet Adopted
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which updates the accounting for certain acquired seasoned loans subject to the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. We do not expect this standard to have a material impact on our financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about specified expense categories presented on the face of the income statement. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this standard will not have any impact on our financial statements but will result in additional disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended June 30, 2026
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$141,949	$142,568	$284,517	$—	$284,517
Products	49,240	—	49,240	38,283	87,523
Financing and other	—	—	—	79,458	79,458
Subtotal	191,189	142,568	333,757	$117,741	$451,498
Revenue from leasing transactions and financing	117,741	—	117,741
Total revenue	$308,930	$142,568	$451,498

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$62,630	$—	$62,630
Services/products transferred over time	128,559	142,568	271,127
Total	$191,189	$142,568	$333,757

	Three Months Ended June 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$140,230	$150,193	$290,423	$—	$290,423
Products	54,149	—	54,149	36,731	90,880
Financing and other	—	—	—	80,606	80,606
Subtotal	194,379	150,193	344,572	$117,337	$461,909
Revenue from leasing transactions and financing	117,337	—	117,337
Total revenue	$311,716	$150,193	$461,909

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$69,650	$—	$69,650
Services/products transferred over time	124,729	150,193	274,922
Total	$194,379	$150,193	$344,572

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Six Months Ended June 30, 2026
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$285,053	$306,034	$591,087	$—	$591,087
Products	101,812	—	101,812	74,361	176,173
Financing and other	—	—	—	161,651	161,651
Subtotal	386,865	306,034	692,899	$236,012	$928,911
Revenue from leasing transactions and financing	236,012	—	236,012
Total revenue	$622,877	$306,034	$928,911

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$128,177	$—	$128,177
Services/products transferred over time	258,688	306,034	564,722
Total	$386,865	$306,034	$692,899

	Six Months Ended June 30, 2025
	SendTech Solutions	Presort Services	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$280,848	$328,007	$608,855	$—	$608,855
Products	107,401	—	107,401	76,669	184,070
Financing and other	—	—	—	162,404	162,404
Subtotal	388,249	328,007	716,256	$239,073	$955,329
Revenue from leasing transactions and financing	239,073	—	239,073
Total revenue	$627,322	$328,007	$955,329

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$136,053	$—	$136,053
Services/products transferred over time	252,196	328,007	580,203
Total	$388,249	$328,007	$716,256

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Financing and other revenue includes revenue from sales-type and operating leases, finance income, fees and income and losses from investment activity at the Pitney Bowes Bank.
Advance Billings

	Balance sheet location	June 30, 2026	December 31, 2025	Increase/ (decrease)
Advance billings, current	Advance billings	$60,539	$63,528	$(2,989)
Advance billings, noncurrent	Other noncurrent liabilities	$85	$102	$(17)

Advance billings from contracts with customers are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance service agreements on mailing equipment. Revenue recognized during the period includes $42 million of advance billings at the beginning of the period. Current advance billings at June 30, 2026 and December 31, 2025 does not include $11 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2026	2027	2028-2031	Total
SendTech Solutions	$153,586	$207,173	$275,780	$636,539
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
Management, including the Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Adjusted segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, and other items not allocated to our segments. Effective January 1, 2026, we are excluding from Adjusted segment EBIT, pension expense related to U.S. and Canada pension plans that we have taken steps to terminate. Prior periods were not recast. Management believes that adjusted segment EBIT provides a useful measure of operating performance and underlying trends of the business. Adjusted segment EBIT may not be indicative of our overall consolidated performance and therefore should be read in conjunction with our consolidated results of operations. Information about our reportable segments is shown in the tables below.

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SendTech Solutions	$308,930	$311,716	$622,877	$627,322
Presort Services	142,568	150,193	306,034	328,007
Total revenue	$451,498	$461,909	$928,911	$955,329

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SendTech Solutions
Revenue	$308,930	$311,716	$622,877	$627,322

Less:
Cost of revenue	95,098	105,653	197,122	211,683
Operating expenses	91,154	104,808	189,547	217,357
Adjusted segment EBIT	$122,678	$101,255	$236,208	$198,282

Presort Services
Revenue	$142,568	$150,193	$306,034	$328,007

Less:
Cost of revenue	105,099	96,153	211,119	200,787
Operating expenses	17,463	18,100	35,731	36,501
Adjusted segment EBIT	$20,006	$35,940	$59,184	$90,719

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SendTech Solutions	$122,678	$101,255	$236,208	$198,282
Presort Services	20,006	35,940	59,184	90,719
Total adjusted segment EBIT	142,684	137,195	295,392	289,001
Reconciliation of adjusted segment EBIT to income or loss before taxes:
Interest expense, net	(37,608)	(37,499)	(73,183)	(75,384)
Corporate expenses	(26,631)	(34,902)	(48,962)	(67,019)
Restructuring charges	(3,337)	(13,806)	(8,449)	(15,206)
(Loss) gain on debt redemption/refinancing	(1,116)	282	(1,116)	(24,364)
Foreign currency gain (loss) on intercompany loans	889	(17,029)	5,771	(24,624)
Benefit in connection with Ecommerce Restructuring	633	6,296	633	6,755
Pension expense of plans to be terminated	(8,422)	—	(15,976)	—
Transaction and Strategic review costs	(1,601)	(1,266)	(8,145)	(3,156)
Income before taxes	$65,491	$39,271	$145,965	$86,003

4. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$49,908	$29,975	$108,046	$65,397
Denominator:
Weighted-average shares used in basic EPS	136,685	179,708	142,196	181,115
Dilutive effect of common stock equivalents	2,358	1,297	1,668	1,593
Weighted-average shares used in diluted EPS	139,043	181,005	143,864	182,708

Basic net income per share	$0.37	$0.17	$0.76	$0.36
Diluted net income per share	$0.36	$0.17	$0.75	$0.36

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:
Stock-based compensation awards	460	4,646	1,900	4,646
Convertible senior notes	—	—	8,068	—
Total	460	4,646	9,968	4,646

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$26,694	$28,967
Supplies and service parts	16,139	16,359
Finished products	20,047	20,915
Total inventories	$62,880	$66,241

6. Finance Assets and Lessor Operating Leases
Finance Assets
Finance receivables are comprised of sales-type leases, secured loans and unsecured loans. Sales-type leases and secured loans are financing options for the purchase or lease of Pitney Bowes' or other manufacturers' equipment and are generally due in installments over periods ranging from three to five years. Unsecured loans are revolving credit lines offered to our clients for postage, supplies and working capital purposes. Unsecured loans are generally due monthly; however, clients may rollover outstanding balances. Interest is recognized on finance receivables using the effective interest method. Annual fees are recognized ratably over the period covered and client acquisition costs are expensed as incurred. All finance receivables are in our SendTech Solutions segment and we segregate finance receivables into a North America portfolio and an International portfolio.
Finance receivables consisted of the following:

	June 30, 2026			December 31, 2025
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$831,762	$98,393	$930,155	$870,453	$114,080	$984,533
Unguaranteed residual values	31,953	5,271	37,224	33,047	6,063	39,110
Unearned income	(256,648)	(28,665)	(285,313)	(255,754)	(34,736)	(290,490)
Allowance for credit losses	(9,169)	(1,736)	(10,905)	(10,281)	(1,947)	(12,228)
Net investment in sales-type lease receivables	597,898	73,263	671,161	637,465	83,460	720,925
Loan receivables
Loan receivables	351,011	3,073	354,084	384,846	2,152	386,998
Allowance for credit losses	(5,924)	(17)	(5,941)	(6,334)	(14)	(6,348)
Net investment in loan receivables	345,087	3,056	348,143	378,512	2,138	380,650
Net investment in finance receivables	$942,985	$76,319	$1,019,304	$1,015,977	$85,598	$1,101,575

Maturities of gross finance receivables at June 30, 2026 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2026	$174,324	$29,870	$204,194	$189,037	$3,073	$192,110
2027	289,416	31,336	320,752	68,294	—	68,294
2028	195,250	20,106	215,356	50,017	—	50,017
2029	111,242	10,742	121,984	31,061	—	31,061
2030	51,543	4,888	56,431	10,948	—	10,948
Thereafter	9,987	1,451	11,438	1,654	—	1,654
Total	$831,762	$98,393	$930,155	$351,011	$3,073	$354,084

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	June 30, 2026
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$823,840	$97,533	$347,458	$2,695	$1,271,526
Past due amounts > 90 days	7,922	860	3,553	378	12,713
Total	$831,762	$98,393	$351,011	$3,073	$1,284,239

	December 31, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$861,059	$111,809	$382,697	$1,746	$1,357,311
Past due amounts > 90 days	9,394	2,271	2,149	406	14,220
Total	$870,453	$114,080	$384,846	$2,152	$1,371,531

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2026	$10,281	$1,947	$6,334	$14	$18,576
Amounts charged to expense	(424)	(29)	2,846	(5)	2,388
Write-offs	(1,985)	(235)	(3,690)	(17)	(5,927)
Recoveries	1,314	79	437	—	1,830
Other	(17)	(26)	(3)	25	(21)
Balance at June 30, 2026	$9,169	$1,736	$5,924	$17	$16,846

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	618	(149)	1,752	108	2,329
Write-offs	(2,940)	(432)	(2,744)	(107)	(6,223)
Recoveries	1,122	75	447	—	1,644
Other	90	245	7	18	360
Balance at June 30, 2025	$11,549	$2,063	$6,011	$163	$19,786

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	Six Months Ended June 30, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Write-offs	$155	$366	$403	$632	$385	$279	$3,707	$5,927

	Six Months Ended June 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$459	$373	$696	$890	$595	$359	$2,851	$6,223
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	June 30, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Low	$72,382	$135,203	$133,151	$126,609	$77,626	$132,836	$309,757	$987,564
Medium	13,791	24,985	24,574	21,273	14,120	20,247	24,372	143,362
High	3,576	4,200	4,559	3,894	2,913	3,421	6,842	29,405
Not Scored	29,492	25,865	21,379	15,190	11,501	7,368	13,113	123,908
Total	$119,241	$190,253	$183,663	$166,966	$106,160	$163,872	$354,084	$1,284,239

	December 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$150,688	$153,596	$153,844	$106,037	$76,774	$76,956	$336,943	$1,054,838
Medium	27,793	28,927	27,310	18,950	12,719	12,754	29,701	158,154
High	2,798	2,974	2,555	2,076	1,214	1,451	4,998	18,066
Not Scored	49,845	32,817	23,710	12,157	4,531	2,057	15,356	140,473
Total	$231,124	$218,314	$207,419	$139,220	$95,238	$93,218	$386,998	$1,371,531

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Profit recognized at commencement	$24,328	$18,062	$43,066	$37,818
Interest income	37,206	38,237	74,563	76,000
Total lease income from sales-type leases	$61,534	$56,299	$117,629	$113,818

Lessor Operating Leases
We lease mailing equipment under operating leases with terms of one to five years. Revenue from operating leases for both the three months ended June 30, 2026 and 2025 was $14 million, and revenue from operating leases for both the six months ended June 30, 2026 and 2025 was $29 million. Maturities of operating leases are as follows:

Remainder 2026	$12,369
2027	22,351
2028	10,979
2029	7,327
2030	3,825
Thereafter	1,176
Total	$58,027

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$32,032	$(20,092)	$11,940	$32,032	$(18,490)	$13,542
Software & technology	1,230	(221)	1,009	1,230	(31)	1,199
Total intangible assets	$33,262	$(20,313)	$12,949	$33,262	$(18,521)	$14,741

Amortization expense was $1 million for both the three months ended June 30, 2026 and 2025 and $2 million for both the six months ended June 30, 2026 and 2025.
Future amortization expense as of June 30, 2026 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2026	$1,602
2027	3,212
2028	3,189
2029	1,789
2030	939
Thereafter	2,218
Total	$12,949

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2025	Currency impact	June 30, 2026
SendTech Solutions	$522,924	$(6,270)	$516,654
Presort Services	223,763	—	223,763
Total goodwill	$746,687	$(6,270)	$740,417

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,665	$—	$—	$23,665
Mutual funds	11,721	—	—	11,721
Government securities	116	13,617	—	13,733
Corporate debt securities	—	43,265	—	43,265
Mortgage-backed securities	—	85,560	—	85,560
Asset-backed securities	—	19,950	—	19,950
Total assets	$35,502	$162,392	$—	$197,894
Liabilities:
Deferred compensation obligations	$—	$12,790	$—	$12,790
Total liabilities	$—	$12,790	$—	$12,790

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$47,239	$—	$—	$47,239
Mutual funds	11,852	—	—	11,852
Government securities	120	13,366	—	13,486
Corporate debt securities	—	43,895	—	43,895
Mortgage-backed securities	—	89,002	—	89,002
Asset-backed securities	—	20,203	—	20,203
Total assets	$59,211	$166,466	$—	$225,677
Liabilities:
Deferred compensation obligations	$—	$13,741	$—	$13,741
Total liabilities	$—	$13,741	$—	$13,741

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the three months ended June 30, 2026 or 2025.

Available-for-sale securities consisted of the following:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,913	$—	$(189)	$1,724
Government securities	18,956	—	(5,223)	13,733
Corporate debt securities	49,083	—	(5,818)	43,265
Mortgage-backed securities	104,353	—	(18,793)	85,560
Asset-backed securities	19,951	20	(21)	19,950
Total	$194,256	$20	$(30,044)	$164,232

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,886	$—	$(171)	$1,715
Government securities	19,043	—	(5,557)	13,486
Corporate debt securities	49,481	—	(5,586)	43,895
Mortgage-backed securities	107,652	—	(18,650)	89,002
Asset-backed securities	19,947	256	—	20,203
Total	$198,009	$256	$(29,964)	$168,301

The fair value of available-for-sale securities is reported on our Condensed Consolidated Balance Sheet as follows:

	June 30, 2026	December 31, 2025
Short-term investments	$1,724	$1,715
Other assets	162,508	166,586
Total	$164,232	$168,301

Investment securities in a loss position were as follows:

	June 30, 2026		December 31, 2025
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Mutual funds	$1,724	$189	$1,715	$171
Government securities	13,733	5,223	13,486	5,557
Corporate debt securities	43,265	5,818	43,895	5,586
Mortgage-backed securities	85,560	18,793	89,002	18,650
Total	$144,282	$30,023	$148,098	$29,964

Less than 12 continuous months
Asset-backed securities	$4,968	$21	$—	$—
Total	$4,968	$21	$—	$—
At June 30, 2026, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at June 30, 2026 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$1,913	$1,724
After 1 year through 5 years	37,172	33,657
After 5 years through 10 years	28,985	27,914
After 10 years	126,186	100,937
Total	$194,256	$164,232
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Held-to-Maturity Securities
The carrying value and fair value of investments classified as held-to-maturity is as follows:

	June 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Government securities	$21,284	$21,151	$19,865	$19,787
Other	4,367	4,082	4,408	4,134
Total	$25,651	$25,233	$24,273	$23,921

The carrying value of held-to-maturity securities is reported on our Condensed Consolidated Balance Sheet as follows:

	June 30, 2026	December 31, 2025
Short-term investments	$10,197	$10,522
Other assets	15,454	13,751
Total	$25,651	$24,273

Scheduled maturities of held-to-maturity securities at June 30, 2026 were as follows:

	Carrying value	Fair value
Within 1 year	$10,197	$10,087
After 1 year through 5 years	9,390	9,385
After 10 years	6,064	5,761
Total	$25,651	$25,233

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
The inputs used to estimate the fair value of debt were Level 2 and included recently executed transactions and market price quotations.

	June 30, 2026	December 31, 2025
Carrying value	$2,033,894	$1,993,038
Fair value	$1,968,425	$1,954,304

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
Activity in our restructuring reserves was as follows:

	2025 Plan	2024 Plan	Total
Balance at January 1, 2026	$30,040	$1,793	$31,833
Amounts charged to expense	8,449	—	8,449
Cash payments	(27,105)	(1,793)	(28,898)
Balance at June 30, 2026	$11,384	$—	$11,384

2024 Plan
Balance at January 1, 2025	$23,164
Amounts charged to expense	15,206
Cash payments	(21,518)
Noncash activity	(1,396)
Balance at June 30, 2025	$15,456
Components of restructuring expense were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	2025 Plan	2024 Plan
Severance	$3,337	$12,978
Facilities and other	—	828
Total	$3,337	$13,806

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	2025 Plan	2024 Plan
Severance	$8,427	$13,810
Facilities and other	22	1,396
Total	$8,449	$15,206
The 2025 Plan was completed at the end of the second quarter of 2026. Under the 2025 Plan, we eliminated approximately 550 positions and incurred cumulative charges of $45 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	June 30, 2026	December 31, 2025
Notes due March 2027	6.875%	$—	$346,700
Notes due March 2029	7.25%	476,000	326,000
Convertible Notes due August 2030	1.50%	230,000	230,000
Term loan due March 2031	SOFR + 2.10%	298,225	154,000
Term loan due March 2032	SOFR + 3.75%	585,492	588,567
Notes due January 2037	5.25%	31,143	31,666
Notes due March 2043	6.70%	349,279	349,279
Revolving Credit Facility	SOFR + 2.10%	96,700	—
Principal amount		2,066,839	2,026,212
Less: unamortized costs, net		32,945	33,174
Total debt		2,033,894	1,993,038
Less: current portion long-term debt		23,138	17,150
Long-term debt		$2,010,756	$1,975,888

In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029 with identical terms to the prior notes outstanding. In the second quarter of 2026, we borrowed an additional $150 million under the Term Loan due March 2028 and extended the maturity date to March 2031. The proceeds of the additional term loan borrowing were used to repay the Notes due March 2027.
We have access to a $450 million revolving credit facility (increased from $400 million in the first quarter of 2026). In the second quarter of 2026, we further amended the revolving credit facility to extend the maturity date to March 2031 and updated certain covenants. This credit facility requires that we maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than (a) 4.75 to 1.00 for the fiscal quarters ending June 30, 2026, September 30, 2026 and December 31, 2026, (b) 4.50 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027, (c) 4.25 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028, September 30, 2028 and December 31, 2028 and (d) 4.00 to 1.00 for each fiscal quarter ending on or after March 31, 2029. At June 30, 2026, we were in compliance with these financial covenants. During the quarter, we borrowed $97 million under this credit facility, which was outstanding at June 30, 2026. At July 30, 2026, this amount has been fully repaid. At June 30, 2026, we have remaining borrowing capacity of $330 million. Borrowings under this credit facility are secured by assets of the Company.
The credit facility also contains provisions whereby if, on any day prior to December 14, 2028, the Notes due March 2029 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2029 plus $100 million, the Term loan due March 2031 and any borrowings under the revolving credit facility would become due on such date. Further, if on any day prior to May 16, 2030, the Convertible Notes due August 2030 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Convertible Notes due August 2030 plus $100 million, the Term loan due March 2031 and any borrowings under the revolving credit facility would become due on such date.
We have outstanding an aggregate $230 million convertible senior notes (the "Convertible Notes"). Prior to May 15, 2030, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and, thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is 70.3835 shares of common stock per $1,000 principal amount, or $14.21 per share, subject to adjustment.
The Convertible Notes may be converted by the bondholders at any time if the last reported sale price of the Company’s Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period).
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

Number of shares covered, subject to certain adjustments	16,188
Strike price, subject to certain adjustments	$14.21
Cap price, subject to certain adjustments	$22.29

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$7	$243	$291	$59	$70
Interest cost	12,553	13,523	5,926	5,929	942	1,040
Expected return on plan assets	(11,192)	(18,650)	(6,204)	(6,731)	—	—
Amortization of prior service (credit) cost	(5)	(5)	78	78	—	—
Amortization of net actuarial loss (gain)	6,551	5,072	2,733	2,309	(361)	(618)
Settlement	364	—	871	—	—	—
Net periodic benefit cost (income)	$8,271	$(53)	$3,647	$1,876	$640	$492
Contributions to benefit plans	$1,088	$1,416	$342	$806	$2,794	$3,236

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$13	$490	$569	$118	$140
Interest cost	25,107	27,045	11,886	11,537	1,886	2,078
Expected return on plan assets	(22,383)	(37,300)	(12,449)	(13,113)	—	—
Amortization of prior service (credit) cost	(10)	(10)	157	151	—	—
Amortization of net actuarial loss (gain)	13,102	10,143	5,483	4,492	(724)	(1,222)
Settlement	364	—	871	—	—	—
Net periodic benefit cost (income)	$16,180	$(109)	$6,438	$3,636	$1,280	$996
Contributions to benefit plans	$2,477	$3,029	$6,399	$8,162	$5,891	$6,938

12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2026 is 23.8% and 26.0% respectively, and includes a benefit of $2 million for stock compensation in both periods. The effective tax rate for the three months ended June 30, 2025 is 23.7% and includes a benefit of $2 million for the resolution of tax matters. The effective tax rate for the six months ended June 30, 2025 is 24.0% and includes a benefit of $2 million for stock compensation and a benefit of $2 million for the resolution of tax matters.
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
The Company is involved in a dispute regarding agreements called “Equipment Supplements” with a former vendor for GEC that has resulted in three separate litigations. Trilogy Leasing Co., LLC (“Trilogy”) and its parent company Kingsbridge Holdings, LLC, filed suit against Pitney Bowes Inc. and Pitney Bowes Presort Services, LLC in November 2024, seeking $95 million in lease payments and additional interest and fees. That suit is pending in the Northern District of Illinois. In addition, we had intervened in a case filed against Trilogy in the United States Bankruptcy Court for the Southern District of Texas by one of the GEC Debtors, challenging the amount of damages potentially recoverable by Trilogy. The parties have agreed that this Texas case is now moot and the bankruptcy Court has now dismissed the Texas case for lack of jurisdiction at our request. We have now raised the same arguments against the damage claims in the Illinois action.
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

14. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2026	$270,338	$2,689,224	$(792,299)	$(3,060,835)	$(893,572)
Net income	—	49,908	—	—	49,908
Other comprehensive income	—	—	1,873	—	1,873
Dividends paid ($0.10 per common share)	—	(13,572)	—	—	(13,572)
Issuance of common stock	—	(36,768)	—	71,857	35,089
Stock-based compensation expense	—	9,794	—	—	9,794
Repurchase of common stock	—	—	—	(52,799)	(52,799)
Balance at June 30, 2026	$270,338	$2,698,586	$(790,426)	$(3,041,777)	$(863,279)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at April 1, 2025	$270,338	$2,651,715	$(811,575)	$(2,646,362)	$(535,884)
Net income	—	29,975	—	—	29,975
Other comprehensive income	—	—	47,299	—	47,299
Dividends paid ($0.07 per common share)	—	(12,626)	—	—	(12,626)
Issuance of common stock	—	(8,676)	—	8,773	97
Stock-based compensation expense	—	9,604	—	—	9,604
Repurchase of common stock	—	—	—	(75,274)	(75,274)
Balance at June 30, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2026	$270,338	$2,655,703	$(789,132)	$(2,939,269)	$(802,360)
Net income	—	108,046	—	—	108,046
Other comprehensive loss	—	—	(1,294)	—	(1,294)
Dividends paid ($0.19 per common share)	—	(26,891)	—	—	(26,891)
Issuance of common stock	—	(51,344)	—	85,938	34,594
Stock-based compensation expense	—	13,072	—	—	13,072
Repurchase of common stock	—	—	—	(188,446)	(188,446)
Balance at June 30, 2026	$270,338	$2,698,586	$(790,426)	$(3,041,777)	$(863,279)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	65,397	—	—	65,397
Other comprehensive income	—	—	74,895	—	74,895
Dividends paid ($0.13 per common share)	—	(23,606)	—	—	(23,606)
Issuance of common stock	—	(55,954)	—	58,879	2,925
Stock-based compensation expense	—	12,287	—	—	12,287
Repurchase of common stock	—	—	—	(90,274)	(90,274)
Balance at June 30, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available-for-sale securities
Financing and other revenue	$—	$—	$—	$(505)
Income tax benefit	—	—	—	(126)
Net of tax	$—	$—	$—	$(379)

Pension and postretirement benefit plans
Prior service costs	$(73)	$(73)	$(147)	$(141)
Actuarial losses	(8,923)	(6,763)	(17,861)	(13,413)
Settlement	(1,235)	—	(1,235)	—
Total before tax	(10,231)	(6,836)	(19,243)	(13,554)
Income tax benefit	(2,435)	(1,699)	(4,912)	(3,365)
Net of tax	$(7,796)	$(5,137)	$(14,331)	$(10,189)

Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2026	$(22,569)	$(713,098)	$(53,465)	$(789,132)
Other comprehensive loss before reclassifications	(239)	—	(15,386)	(15,625)
Reclassifications into earnings	—	14,331	—	14,331
Net other comprehensive (loss) income	(239)	14,331	(15,386)	(1,294)
Balance at June 30, 2026	$(22,808)	$(698,767)	$(68,851)	$(790,426)

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	3,319	—	61,008	64,327
Reclassifications into earnings	379	10,189	—	10,568
Net other comprehensive income	3,698	10,189	61,008	74,895
Balance at June 30, 2025	$(25,899)	$(694,629)	$(43,748)	$(764,276)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

16. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 6 for further information) is presented below.

	Six Months Ended June 30,
	2026	2025
Balance at beginning of year	$17,973	$27,096
Amounts charged to expense	2,141	(5,192)
Write-offs, recoveries and other	(3,512)	(2,902)
Balance at end of period	$16,602	$19,002

Accounts and other receivables	$6,136	$7,653
Other current assets and prepayments	10,466	11,349
Total	$16,602	$19,002
Amounts charged to expense in 2025 includes a credit of $8 million related to a DIP Facility reimbursement.

Interest expense, net
Interest expense, net for the three months ended June 30, 2026 and 2025 includes $2 million and $1 million of interest income, respectively and interest expense, net for the six months ended June 30, 2026 and 2025 includes $4 million and $3 million of interest income, respectively.

Other expense (income)
Other expense (income) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss (gain) on debt redemption/refinancing	$1,116	$(282)	$1,116	$24,364
Benefit in connection with Ecommerce Restructuring	(633)	(6,296)	(633)	(6,755)
Other expense (income)	$483	$(6,578)	$483	$17,609

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Cash interest paid	$72,188	$71,923
Cash income tax payments, net	$13,842	$11,859
Noncash activity
Capital assets obtained under capital lease obligations	$6,639	$1,313

As of June 30, 2026, we have entered into leases with aggregate payments of $3 million and terms ranging from five to six years that have not commenced.

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
Although we believe the expectations reflected in any of our forward-looking statements are reasonable, our results of operations, financial condition and forward-looking statements are subject to change and to inherent risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission ("SEC"). Other factors which could cause future financial performance to differ materially from expectations, include, without limitation:
•changes in postal regulations or the operations and financial health of posts in the U.S. or other major markets, or changes to the broader postal or shipping markets
•accelerated or sudden decline in physical mail or shipping volumes
•the loss of some of our larger clients
•periods of difficult economic conditions impacting the company and our clients, including inflation and rising prices, changes in interest rates and a slow-down in economic activity, including a global recession, or a prolonged U.S. government shutdown
•our ability to compete successfully
•changes in banking regulations, major bank failures, the loss of our Industrial Bank charter or limitations on our banking activities
•changes in government contracting regulations and compliance challenges
•changes in labor and transportation availability and costs
•global supply chain issues adversely impacting our third-party suppliers' ability to provide us with products and services
•changes in trade policies, tariffs and regulations
•changes in senior management and Board of Directors, loss of key employees and ability to attract and retain employees
•expenses and potential impacts resulting from cyber-attacks or other cybersecurity incidents affecting us or our suppliers
•inability to comply with data privacy and protection laws and regulations
•interruptions or difficulties in the operation of our cloud-based applications and systems or those of our suppliers
•changes in credit ratings, capital market disruptions, decline in cash flows, noncompliance with debt covenants or future interest rate increases that may adversely impact our ability to access capital markets at reasonable costs
•our indebtedness, including Convertible Notes, and the impact of any conversion, repurchase or redemption of the Convertible Notes
•our success at managing customer credit risk
•changes in foreign currency exchange rates
•the risks and uncertainties associated with the Ecommerce Restructuring
•changes in tax rates, laws or regulations
•inability to protect our intellectual property rights and intellectual property infringement claims
•our success in developing and marketing new products and services and obtaining regulatory approvals, if required
•acts of nature and the impact of a pandemic on the Company and the services and solutions we offer
•shareholder activism

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in Item 1A. "Risk Factors" in our 2025 Annual Report, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Total revenue	$451,498	$461,909	(2)%
Total cost of revenue	209,222	214,383	2%
Selling, general and administrative	128,746	170,542	25%
Research and development	3,383	3,601	6%
Restructuring charges	3,337	13,806	76%
Interest expense, net	28,580	24,937	(15)%
Other components of pension and postretirement cost	12,256	1,947	>(100%)
Other expense (income)	483	(6,578)	>(100%)
Income before taxes	65,491	39,271	67%
Provision for income taxes	15,583	9,296	(68)%
Net income	$49,908	$29,975	66%

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Total revenue	$928,911	$955,329	(3)%
Total cost of revenue	426,852	438,682	3%
Selling, general and administrative	262,123	336,457	22%
Research and development	7,177	8,364	14%
Restructuring charges	8,449	15,206	44%
Interest expense, net	54,572	49,207	(11)%
Other components of pension and postretirement cost	23,290	3,801	>(100%)
Other expense	483	17,609	97%
Income before taxes	145,965	86,003	70%
Provision for income taxes	37,919	20,606	(84)%
Net income	$108,046	$65,397	65%
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
Effective January 1, 2026, we are excluding from Adjusted segment EBIT expense related to U.S. and Canada pension plans that we have taken steps to terminate. Prior periods were not recast.

SendTech Solutions
Within SendTech Solutions, we offer physical and digital shipping and mailing technology solutions and other applications to help companies simplify and save on the sending, tracking and receiving of letters, parcels and flats, as well as supplies and maintenance services for these offerings. We also offer financing options for the purchase or lease of Pitney Bowes' or other manufacturers’ equipment or to provide working capital. We also offer an unsecured revolving credit solution that enables clients to make meter rental payments and purchase postage, services and supplies, and an interest-bearing deposit solution to clients who prefer to prepay postage.
Financial results for the SendTech Solutions segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% change
Services	$141,949	$140,230	1%
Products	87,523	90,880	(4)%
Financing and other	79,458	80,606	(1)%
Total revenue	308,930	311,716	(1)%

Cost of services	50,259	48,072	(5)%
Cost of products	41,443	54,487	24%
Cost of financing and other	3,396	3,094	(10)%
Total costs of revenue	95,098	105,653	10%

Gross margin	213,832	206,063	4%
Gross margin %	69.2%	66.1%

Selling, general and administrative	84,034	99,193	15%
Research and development	3,703	3,716	—%
Other components of pension and post retirement cost	3,417	1,899	(80)%
Adjusted Segment EBIT	$122,678	$101,255	21%
SendTech Solutions revenue decreased $3 million in the second quarter of 2026 compared to the prior year period. Products revenue declined $3 million primarily due to a decline in our international portfolio. Financing and other revenue declined $1 million compared to the prior year period. Services revenue increased $2 million compared to the prior year period primarily driven by higher volumes in a cross-border services contract, which was partially offset by a declining meter population.
Gross margin increased $8 million and gross margin percentage increased to 69.2% from 66.1% compared to the prior year period primarily driven by favorable product mix and a $5 million tariff refund in 2026.
Selling, general and administrative ("SG&A") expense declined $15 million compared to the prior period primarily driven by lower employee-related expenses of $6 million, lower professional and outsourcing fees of $2 million, lower marketing expenses of $2 million, lower depreciation and amortization expense of $2 million and lower equipment maintenance expense of $1 million.
Adjusted segment EBIT was $123 million in the second quarter of 2026 compared to $101 million for the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% change
Services	$285,053	$280,848	1%
Products	176,173	184,070	(4)%
Financing and other	161,651	162,404	—%
Total revenue	622,877	627,322	(1)%

Cost of services	100,392	99,291	(1)%
Cost of products	90,122	105,406	15%
Cost of financing and other	6,608	6,986	5%
Total costs of revenue	197,122	211,683	7%

Gross margin	425,755	415,639	2%
Gross margin %	68.4%	66.3%

Selling, general and administrative	174,998	205,044	15%
Research and development	7,706	8,607	10%
Other components of pension and post retirement costs	6,843	3,706	(85)%
Adjusted Segment EBIT	$236,208	$198,282	19%
SendTech Solutions revenue decreased $4 million in the first half of 2026 compared to the prior year period. Revenue in the first quarter of 2025 includes an unfavorable adjustment of $4 million related to prior periods. Products revenue declined $8 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment as well as a declining meter population. Financing and other revenue declined $1 million compared to the prior year period. Services revenue increased $4 million compared to the prior year period driven by higher volumes in a cross-border services contract and higher subscription revenue which was partially offset by a declining meter population.
Gross margin increased $10 million and gross margin percentage increased to 68.4% from 66.3% compared to the prior year period primarily driven by a $5 million tariff refund in 2026, the unfavorable revenue adjustment of $4 million in the first quarter of 2025 and favorable product mix.
SG&A expense declined $30 million compared to the prior year period primarily driven by lower employee-related expenses of $11 million, lower professional and outsourcing fees of $6 million, lower marketing expenses of $4 million, lower equipment maintenance expense of $3 million and lower depreciation expense of $3 million.
Adjusted segment EBIT was $236 million in the first half of 2026 compared to $198 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, First Class Flats, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial results for the Presort Services segment was as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Services	$142,568	$150,193	(5)%
Cost of services	105,099	96,153	(9)%
Gross Margin	37,469	54,040	(31)%
Gross Margin %	26.3%	36.0%

Selling, general and administrative	17,426	18,053	3%
Other components of net pension and postretirement cost	37	47	21%
Adjusted segment EBIT	$20,006	$35,940	(44)%
Revenue decreased $8 million in the second quarter of 2026 compared to the prior year period primarily due to a 3% decline in total mail volumes driven by a broader market decline, client losses from the first half of 2025 and pricing actions. The processing of First Class Flats, First Class Mail and Marketing Mail contributed revenue decreases of $3 million, $3 million and $2 million, respectively.
Gross margin decreased $17 million and gross margin percentage decreased to 26.3% from 36.0% in the prior period primarily due to lower revenue, increased transportation and fuel costs of $7 million and higher employee-related benefits of $3 million.
SG&A expense decreased $1 million compared to the prior year period.
Adjusted segment EBIT was $20 million in the second quarter of 2026 compared to $36 million in the prior year period.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Services	$306,034	$328,007	(7)%
Cost of services	211,119	200,787	(5)%
Gross Margin	94,915	127,220	(25)%
Gross Margin %	31.0%	38.8%

Selling, general and administrative	35,657	36,406	2%
Other components of net pension and postretirement costs	74	95	22%
Adjusted segment EBIT	$59,184	$90,719	(35)%
Revenue decreased $22 million in the first half of 2026 compared to the prior year period primarily due to a 4% decline in total mail volumes driven by a broader market decline, client losses from the first half of 2025 and pricing actions. The processing of First Class Mail, First Class Flats and Marketing Mail contributed revenue decreases of $13 million, $7 million and $2 million, respectively.
Gross margin decreased $32 million and gross margin percentage decreased to 31.0% from 38.8% in the prior period primarily due to lower revenue, increased transportation and fuel costs of $9 million and higher employee-related benefits of $4 million.
SG&A expense decreased $1 million compared to the prior year period primarily driven by lower credit loss provision.
Adjusted segment EBIT was $59 million in the first half of 2026 compared to $91 million in the prior year period.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses, and primarily represent corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	Actual % change
Corporate expenses	$26,631	$34,902	24%
Corporate expenses for the second quarter of 2026 decreased $8 million compared to the prior year period primarily due to lower depreciation expense of $3 million, lower insurance expense of $2 million, lower outsourcing and professional fees of $2 million and lower excise tax of $1 million.

	Six Months Ended June 30,
			Favorable/(Unfavorable)
	2026	2025	Actual % change
Corporate expenses	$48,962	$67,019	27%
Corporate expenses for the first half of 2026 decreased $18 million compared to the prior year period primarily due to lower employee-related expenses of $14 million driven by actions taken under our restructuring plans and lower insurance expense of $4 million.

CONSOLIDATED EXPENSES
SG&A Expense
SG&A expense decreased $42 million in the second quarter of 2026 compared to the prior year period. In addition to the changes in SG&A expense previously discussed, SG&A also declined $18 million due to lower non-cash foreign currency revaluation gains/losses on intercompany loans.
SG&A expense decreased $74 million in the first half of 2026 compared to the prior year period. In addition to the changes in SG&A expense previously discussed, SG&A also declined $30 million due to lower non-cash foreign currency revaluation gains/losses on intercompany loans partially offset by higher transaction and strategic review costs of $5 million.
Restructuring charges
Restructuring charges decreased $10 million in the second quarter of 2026 and $7 million in the first half of 2026 compared to the prior year periods primarily due to a reduction in the number of actions taken during the current year compared to the prior year.
Interest expense, net
We allocate a portion of total interest expense to finance interest expense which is included in Cost of financing and other. Total interest expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense, net	$28,580	$24,937	$54,572	$49,207
Allocated finance interest expense	9,028	12,562	18,611	26,177
Total interest expense	$37,608	$37,499	$73,183	$75,384
Total interest expense was flat in the second quarter of 2026 compared to the prior year period and declined $2 million in the first half of 2026 compared to the prior year period primarily due to lower effective interest rates partially offset by higher outstanding debt. The decline in interest expense allocated to finance interest was driven primarily by a decline in finance receivables.

Other components of net pension and postretirement cost
Other components of net pension and postretirement cost increased $10 million in the second quarter of 2026 and $19 million in the first half of 2026 compared to the prior year periods primarily due to the lower expected return on pension plan assets year over year driven by the U.S. and Canada buy-in contracts. The amount of other components of net pension and postretirement cost recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 11 to the Condensed Consolidated Financial Statements for further information.
Other expense (income)
Other expense in the second quarter of 2026 increased $7 million compared to the prior year period and decreased $17 million in the first half of 2026 compared to the prior year period driven by changes in gains and losses recognized in connection with debt activity and the Ecommerce Restructuring. See Note 16 to the Condensed Consolidated Financial Statements for further information.
Income taxes
See Note 12 to the Condensed Consolidated Financial Statements for further information.

OUTLOOK
For full year 2026, we continue to expect low to mid-single digit decline in revenue driven by the continued secular decline in mailing. We expect Adjusted EBIT to be a low-single digit decline to low-single digit growth, primarily driven by higher transportation costs and competitive pricing pressures, partially offset by lower worldwide operating costs from previous and continued cost-cutting actions and stronger than expected results for the first half of 2026.
The transportation market is experiencing significant volatility due to higher third-party carrier spot rates, driver shortages and increases in oil and diesel fuel prices associated with shipping disruptions through the Strait of Hormuz because of the Iran conflict. These factors have impacted our financial results and are expected to continue to adversely impact our financial results in the second half of the year.
We will also continue to implement capital allocation strategies to opportunistically reduce debt and lower interest costs, return capital to our shareholders through share repurchases and dividends and pursue other long-term investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to credit markets, including borrowing capacity under our revolving credit facility. At June 30, 2026, we had cash and cash equivalents of $267 million, which includes $58 million held at our foreign subsidiaries used to support their liquidity needs. At this time, we believe that existing cash and cash equivalents, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs and meet our obligations for the next 12 months.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2026	2025	Change
Net cash from operating activities	$197,072	$94,709	$102,363
Net cash from investing activities	(26,717)	(74,100)	47,383
Net cash from financing activities	(187,507)	(208,492)	20,985
Effect of exchange rate changes on cash and cash equivalents	(902)	3,334	(4,236)
Change in cash and cash equivalents	$(18,054)	$(184,549)	$166,495
Operating Activities
Cash flows from operating activities for the first half of 2026 improved $102 million compared to the prior year period primarily due to higher net income and changes in working capital, primarily driven by lower accrued liability payments and inventory spending and higher receivable collections.
Investing Activities
Cash flows from investing activities for the first half of 2026 improved $47 million compared to the prior year period primarily due to lower investments in loan receivables of $65 million partially offset by an $8 million reimbursement in the prior year for the DIP Facility, lower cash from investment activities of $7 million and lower capital expenditures of $4 million.
Financing Activities
Cash flows from financing activities for the first half of 2026 improved $21 million compared to the prior year period. Net cash from debt activities increased $70 million as we received net proceeds of $41 million in 2026 compared to net repayments of $29 million in 2025. Cash flows from financing activities also benefited from higher proceeds from stock option exercises of $29 million and lower fees paid to redeem/refinance debt of $15 million. These improvements were partially offset by higher common stock repurchases of $98 million.
We paid dividends of $27 million in the first half of 2026. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029 with identical terms to the prior notes outstanding. In the second quarter of 2026, we borrowed an additional $150 million under the Term Loan due March 2028 and extended the maturity date to March 2031. The proceeds of the additional term loan borrowing were used to repay the Notes due March 2027.
We have access to a $450 million revolving credit facility (increased from $400 million in the first quarter of 2026). In the second quarter of 2026, we further amended the revolving credit facility to extend the maturity date to March 2031 and updated certain covenants. This credit facility requires that we maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than (a) 4.75 to 1.00 for the fiscal quarters ending June 30, 2026, September 30, 2026 and December 31, 2026, (b) 4.50 to 1.00 for the fiscal quarters ending March 31, 2027, June 30, 2027, September 30, 2027 and December 31, 2027, (c) 4.25 to 1.00 for the fiscal quarters ending March 31, 2028, June 30, 2028, September 30, 2028 and December 31, 2028 and (d) 4.00 to 1.00 for each fiscal quarter ending on or after March 31, 2029. At June 30, 2026, we were in compliance with these financial covenants. During the quarter, we borrowed $97 million under this credit facility, which was outstanding at June 30, 2026. At July 30, 2026, this amount has been fully repaid. At June 30, 2026, we have remaining borrowing capacity of $330 million. Borrowings under this credit facility are secured by assets of the Company.

The credit facility also contains provisions whereby if, on any day prior to December 14, 2028, the Notes due March 2029 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2029 plus $100 million, the Term loan due March 2031 and any borrowings under the revolving credit facility would become due on such date. Further, if on any day prior to May 16, 2030, the Convertible Notes due August 2030 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Convertible Notes due August 2030 plus $100 million, the Term loan due March 2031 and any borrowings under the revolving credit facility would become due on such date.
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
The conversion rate is 70.3835 shares of common stock per $1,000 principal amount, or $14.21 per share, subject to adjustment. Conversions of the Convertible Notes will be settled by paying cash up to the aggregate principal amount of the Convertible Notes being converted and by delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
While we are focused on reducing our leverage and interest costs, we may incur additional debt or issue additional equity securities in the future.
Off-Balance Sheet Arrangements
At June 30, 2026, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2026.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2025 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 16, 2026, the Board of Directors authorized an increase to our share repurchase program of $250 million to a total of $750 million. Subject to limitations in our New Credit Agreement, common stock repurchases may be made from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. We may also repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about common stock purchases during the three months ended June 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$235,992
April 2026	4,310,679	$11.61	4,310,679	$185,956
May 2026	181,668	$15.21	181,668	$183,193
June 2026	—	$—	—	$183,193
	4,492,347	$11.75	4,492,347

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended June 30, 2026, certain directors or officers of the Company entered into, modified or terminated any contracts, instructions or written plans for the sale or purchase of Company securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K of the Exchange Act) as set forth in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Expiration Date
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Deborah Pfeiffer	Adopt	June 9, 2026	x		25,000	February 14, 2027
Todd Everett	Adopt	June 11, 2026	x		30,000	August 31, 2027
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The aggregate share amount shown is subject to certain price-based conditions set forth in the trading arrangement, and the actual number of shares sold will depend on whether the applicable conditions are satisfied during the sale periods specified in the plan.

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
10.1
Third Amendment, dated as of May 18, 2026, among the Company, the other Loan Parties party thereto, the Issuing Banks party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 19, 2026)

10.2
Fourth Amendment, dated as of June 23, 2026, among the Company, the other Loan Parties thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on June 25, 2026)

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

PITNEY BOWES INC.

Date:	July 30, 2026
/s/ Paul Evans

Paul Evans
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)