Form 10-Q
period 2026-09-30
PITNEY BOWES INC /DE/
filed 2026-10-29
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2026, 135,554,541 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Services	$288,033	$289,476	$879,120	$898,331
Products	90,257	89,712	266,430	273,782
Financing and other	77,892	80,487	239,543	242,891
Total revenue	456,182	459,675	1,385,093	1,415,004
Costs and expenses:
Cost of services	149,439	146,394	460,950	446,507
Cost of products	47,689	54,294	137,811	159,700
Cost of financing and other	11,746	14,708	36,965	47,871
Selling, general and administrative	139,201	144,154	401,324	480,611
Research and development	3,383	3,409	10,560	11,773
Restructuring charges	1,529	1,836	9,978	17,042
Interest expense, net	25,984	26,072	80,556	75,279
Other components of net pension and postretirement cost	10,274	1,645	33,564	5,446
Other (income) expense	(3,155)	(981)	(2,672)	16,628
Total costs and expenses	386,090	391,531	1,169,036	1,260,857
Income before taxes	70,092	68,144	216,057	154,147
Provision for income taxes	17,426	16,181	55,345	36,787
Net income	$52,666	$51,963	$160,712	$117,360

Basic net income per share	$0.39	$0.31	$1.14	$0.66
Diluted net income per share	$0.37	$0.30	$1.12	$0.66
`

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$52,666	$51,963	$160,712	$117,360
Other comprehensive (loss) income, net of tax:
Foreign currency translation, net of tax of $(21), $66, $(43) and $399, respectively	(1,076)	(8,522)	(16,462)	52,486
Net unrealized (loss) gain on investment securities, net of tax of $(1,561), $741, $(1,637) and $1,903, respectively	(4,917)	2,361	(5,156)	6,059
Amortization of pension and postretirement costs, net of tax of $2,129, $1,674, $7,041 and $5,039, respectively	6,438	5,083	20,769	15,272
Other comprehensive (loss) income, net of tax	445	(1,078)	(849)	73,817
Comprehensive income	$53,111	$50,885	$159,863	$191,177

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amount)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes $18,384 and $38,851, respectively, reported at fair value)	$268,514	$284,887
Short-term investments (includes $1,672 and $1,715, respectively, reported at fair value)	12,661	12,232
Accounts and other receivables (net of allowance of $6,592 and $7,507, respectively)	162,171	168,099
Short-term finance receivables (net of allowance of $10,676 and $14,206, respectively)	461,910	496,446
Inventories	63,022	66,241
Current income taxes	2,422	3,143
Other current assets and prepayments (net of allowance of $10,466 in both 2026 and 2025)	74,172	69,451
Total current assets	1,044,872	1,100,499
Property, plant and equipment, net	171,932	185,913
Rental property and equipment, net	21,959	24,054
Long-term finance receivables (net of allowance of $5,642 and $4,370 respectively)	533,191	605,129
Goodwill	739,193	746,687
Intangible assets, net	12,039	14,741
Operating lease assets	97,168	106,996
Noncurrent income taxes	98,131	95,412
Other assets (includes $172,662 and $185,111, respectively, reported at fair value)	273,795	289,520
Total assets	$2,992,280	$3,168,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$796,213	$845,378
Customer deposits at Pitney Bowes Bank	576,949	582,630
Current operating lease liabilities	29,725	28,396
Current portion of long-term debt	24,730	17,150
Advance billings	66,928	69,075
Current income taxes	2,795	5,210
Total current liabilities	1,497,340	1,547,839
Long-term debt	1,862,691	1,975,888
Deferred taxes on income	111,879	72,665
Tax uncertainties and other income tax liabilities	60	278
Noncurrent operating lease liabilities	87,595	99,757
Noncurrent customer deposits at Pitney Bowes Bank	71,000	71,000
Other noncurrent liabilities	198,452	203,884
Total liabilities	3,829,017	3,971,311

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock, $1 par value (480,000 shares authorized; 270,338 shares issued)	270,338	270,338
Retained earnings	2,739,946	2,655,703
Accumulated other comprehensive loss	(789,981)	(789,132)
Treasury stock, at cost (134,220 and 119,634 shares, respectively)	(3,057,040)	(2,939,269)
Total stockholders’ deficit	(836,737)	(802,360)
Total liabilities and stockholders’ deficit	$2,992,280	$3,168,951

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$160,712	$117,360
Adjustments to reconcile net income or loss to net cash from operating activities:
Depreciation and amortization	72,062	84,503
Allowance for credit losses	8,268	9,382
Change in allowance for DIP Facility	—	(8,907)
Stock-based compensation	16,956	15,038
Amortization of debt fees	5,603	5,319
(Gain) loss on debt redemption/refinancing	(2,039)	24,446
Restructuring charges	9,978	17,042
Restructuring payments	(35,592)	(30,843)
Loss on disposal of assets	4,474	9,203
(Gain) loss on revaluation of intercompany loans	(6,731)	21,234
Other, net	26,058	(14,875)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Accounts and other receivables	1,359	(4,500)
Finance receivables	87,499	94,725
Inventories	3,022	(14,825)
Other current assets and prepayments	(7,332)	(5,932)
Accounts payable and accrued liabilities	(23,297)	(171,665)
Current and noncurrent income taxes	28,673	14,666
Advance billings	(1,461)	186
Net cash from operating activities	348,212	161,557
Cash flows from investing activities:
Capital expenditures	(45,041)	(46,027)
Purchases of investment securities	(9,171)	(30,039)
Proceeds from sales/maturities of investment securities	14,959	23,844
Net investment in loan receivables	10,383	(66,736)
DIP Facility reimbursement	—	8,907
Acquisition	—	(2,200)
Other investing activities, net	233	1,720
Net cash from investing activities	(28,637)	(110,531)
Cash flows from financing activities:
Borrowings under revolving credit facility	176,700	—
Repayments under revolving credit facility	(176,700)	—
Proceeds from the issuance of debt	300,000	1,005,000
Principal payments of debt	(402,032)	(820,262)
Premiums and fees paid to redeem/refinance debt	(7,728)	(29,127)
Dividends paid to stockholders	(40,599)	(36,905)
Customer deposits at Pitney Bowes Bank	(5,681)	(55,648)
Capped call payment	—	(24,702)
Proceeds from stock option exercise	36,818	21,703
Common stock repurchases	(205,725)	(251,774)
Other financing activities, net	(10,151)	(10,672)
Net cash from financing activities	(335,098)	(202,387)
Effect of exchange rate changes on cash and cash equivalents	(850)	2,629
Change in cash and cash equivalents	(16,373)	(148,732)
Cash and cash equivalents at beginning of period	284,887	469,726
Cash and cash equivalents at end of period	$268,514	$320,994

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
2. Revenue
Disaggregated Revenue
The following tables disaggregate our revenue by source and timing of recognition:

	Three Months Ended September 30, 2026
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$137,106	$150,927	$288,033	$—	$288,033
Products	49,436	—	49,436	40,821	90,257
Financing and other	—	—	—	77,892	77,892
Subtotal	186,542	150,927	337,469	$118,713	$456,182
Revenue from leasing transactions and financing	118,713	—	118,713
Total revenue	$305,255	$150,927	$456,182

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$62,389	$—	$62,389
Services/products transferred over time	124,153	150,927	275,080
Total	$186,542	$150,927	$337,469

	Three Months Ended September 30, 2025
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$140,583	$148,893	$289,476	$—	$289,476
Products	52,475	—	52,475	37,237	89,712
Financing and other	—	—	—	80,487	80,487
Subtotal	193,058	148,893	341,951	$117,724	$459,675
Revenue from leasing transactions and financing	117,724	—	117,724
Total revenue	$310,782	$148,893	$459,675

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$67,574	$—	$67,574
Services/products transferred over time	125,484	148,893	274,377
Total	$193,058	$148,893	$341,951

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Nine Months Ended September 30, 2026
	SendTech Solutions	Presort Services	Revenue from services and products	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$422,159	$456,961	$879,120	$—	$879,120
Products	151,248	—	151,248	115,182	266,430
Financing and other	—	—	—	239,543	239,543
Subtotal	573,407	456,961	1,030,368	$354,725	$1,385,093
Revenue from leasing transactions and financing	354,725	—	354,725
Total revenue	$928,132	$456,961	$1,385,093

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$190,566	$—	$190,566
Services/products transferred over time	382,841	456,961	839,802
Total	$573,407	$456,961	$1,030,368

	Nine Months Ended September 30, 2025
	SendTech Solutions	Presort Services	Revenue from products and services	Revenue from leasing transactions and financing	Total consolidated revenue
Major service/product lines
Services	$421,431	$476,900	$898,331	$—	$898,331
Products	159,876	—	159,876	113,906	273,782
Financing and other	—	—	—	242,891	242,891
Subtotal	581,307	476,900	1,058,207	$356,797	$1,415,004
Revenue from leasing transactions and financing	356,797	—	356,797
Total revenue	$938,104	$476,900	$1,415,004

Timing of revenue recognition from services and products
Services/products transferred at a point in time	$203,628	$—	$203,628
Services/products transferred over time	377,679	476,900	854,579
Total	$581,307	$476,900	$1,058,207

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
Advance Billings

	Balance sheet location	September 30, 2026	December 31, 2025	Increase/ (decrease)
Advance billings, current	Advance billings	$60,249	$63,528	$(3,279)
Advance billings, noncurrent	Other noncurrent liabilities	$104	$102	$2

Advance billings from contracts with customers are recorded when cash payments are due in advance of our performance. Revenue is recognized ratably over the contract term. Items in advance billings primarily relate to maintenance service agreements on mailing equipment. Revenue recognized during the period includes $45 million of advance billings at the beginning of the period. Current advance billings at September 30, 2026 and December 31, 2025 does not include $7 million and $6 million, respectively, from leasing transactions.

Future Performance Obligations
Future performance obligations primarily include maintenance and subscription services bundled with our leasing contracts. The transaction prices allocated to future performance obligations will be recognized as follows:

	Remainder of 2026	2027	2028-2031	Total
SendTech Solutions	$82,717	$222,339	$319,372	$624,428
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

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SendTech Solutions	$305,255	$310,782	$928,132	$938,104
Presort Services	150,927	148,893	456,961	476,900
Total revenue	$456,182	$459,675	$1,385,093	$1,415,004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SendTech Solutions
Revenue	$305,255	$310,782	$928,132	$938,104

Less:
Cost of revenue	98,943	105,399	296,066	317,082
Operating expenses	91,277	104,324	280,823	321,681
Adjusted segment EBIT	$115,035	$101,059	$351,243	$299,341

Presort Services
Revenue	$150,927	$148,893	$456,961	$476,900

Less:
Cost of revenue	101,465	98,492	312,584	299,279
Operating expenses	17,601	17,775	53,332	54,276
Adjusted segment EBIT	$31,861	$32,626	$91,045	$123,345

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Adjusted Segment EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SendTech Solutions	$115,035	$101,059	$351,243	$299,341
Presort Services	31,861	32,626	91,045	123,345
Total adjusted segment EBIT	146,896	133,685	442,288	422,686
Reconciliation of adjusted segment EBIT to income or loss before taxes:
Interest expense, net	(34,450)	(37,287)	(107,633)	(112,671)
Corporate expenses	(32,980)	(26,350)	(81,942)	(93,369)
Restructuring charges	(1,529)	(1,836)	(9,978)	(17,042)
Gain (loss) on debt redemption/refinancing	3,155	(82)	2,039	(24,446)
Foreign currency gain (loss) on intercompany loans	960	3,390	6,731	(21,234)
Benefit in connection with Ecommerce Restructuring	—	1,063	633	7,818
Pension expense of plans to be terminated	(7,149)	—	(23,125)	—
Transaction and Strategic review costs	(4,811)	(4,439)	(12,956)	(7,595)
Income before taxes	$70,092	$68,144	$216,057	$154,147

4. Earnings per Share (EPS)
The calculation of basic and diluted EPS is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$52,666	$51,963	$160,712	$117,360
Denominator:
Weighted-average shares used in basic EPS	136,773	168,908	140,541	176,822
Dilutive effect of common stock equivalents	3,955	1,462	2,430	1,553
Weighted-average shares used in diluted EPS	140,728	170,370	142,971	178,375

Basic net income per share	$0.39	$0.31	$1.14	$0.66
Diluted net income per share	$0.37	$0.30	$1.12	$0.66

Common stock equivalents excluded from calculation of diluted earnings per share because their impact would be anti-dilutive:
Stock-based compensation awards	230	4,646	1,343	4,646
Convertible senior notes	—	16,135	5,378	16,135
Total	230	20,781	6,721	20,781

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
5. Inventories
Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$27,537	$28,967
Supplies and service parts	15,478	16,359
Finished products	20,007	20,915
Total inventories	$63,022	$66,241

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
Finance receivables consisted of the following:

	September 30, 2026			December 31, 2025
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$813,484	$95,085	$908,569	$870,453	$114,080	$984,533
Unguaranteed residual values	32,692	4,930	37,622	33,047	6,063	39,110
Unearned income	(255,541)	(27,135)	(282,676)	(255,754)	(34,736)	(290,490)
Allowance for credit losses	(8,692)	(1,798)	(10,490)	(10,281)	(1,947)	(12,228)
Net investment in sales-type lease receivables	581,943	71,082	653,025	637,465	83,460	720,925
Loan receivables
Loan receivables	345,412	2,492	347,904	384,846	2,152	386,998
Allowance for credit losses	(5,813)	(15)	(5,828)	(6,334)	(14)	(6,348)
Net investment in loan receivables	339,599	2,477	342,076	378,512	2,138	380,650
Net investment in finance receivables	$921,542	$73,559	$995,101	$1,015,977	$85,598	$1,101,575

Maturities of gross finance receivables at September 30, 2026 were as follows:

	Sales-type Lease Receivables			Loan Receivables
	North America	International	Total	North America	International	Total
Remainder 2026	$87,188	$23,206	$110,394	$172,786	$2,492	$175,278
2027	304,961	32,014	336,975	70,750	—	70,750
2028	212,230	20,884	233,114	52,441	—	52,441
2029	126,888	11,439	138,327	33,112	—	33,112
2030	63,956	5,584	69,540	13,124	—	13,124
Thereafter	18,261	1,958	20,219	3,199	—	3,199
Total	$813,484	$95,085	$908,569	$345,412	$2,492	$347,904

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Aging of Receivables
The aging of gross finance receivables was as follows:

	September 30, 2026
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$805,878	$93,218	$342,203	$2,421	$1,243,720
Past due amounts > 90 days	7,606	1,867	3,209	71	12,753
Total	$813,484	$95,085	$345,412	$2,492	$1,256,473

	December 31, 2025
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Past due amounts 0 - 90 days	$861,059	$111,809	$382,697	$1,746	$1,357,311
Past due amounts > 90 days	9,394	2,271	2,149	406	14,220
Total	$870,453	$114,080	$384,846	$2,152	$1,371,531

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
Activity in the allowance for credit losses for finance receivables was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2026	$10,281	$1,947	$6,334	$14	$18,576
Amounts charged to expense	(218)	66	4,302	(5)	4,145
Write-offs	(3,187)	(327)	(5,428)	(22)	(8,964)
Recoveries	1,835	147	609	—	2,591
Other	(19)	(35)	(4)	28	(30)
Balance at September 30, 2026	$8,692	$1,798	$5,813	$15	$16,318

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2025	$12,659	$2,324	$6,549	$144	$21,676
Amounts charged to expense	877	25	2,952	229	4,083
Write-offs	(4,116)	(581)	(3,700)	(183)	(8,580)
Recoveries	1,696	100	619	—	2,415
Other	71	125	5	13	214
Balance at September 30, 2025	$11,187	$1,993	$6,425	$203	$19,808

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
The table below shows write-offs of gross finance receivables by year of origination.

	Nine Months Ended September 30, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Write-offs	$210	$452	$775	$968	$652	$457	$5,450	$8,964

	Nine Months Ended September 30, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Write-offs	$264	$697	$1,056	$1,302	$936	$442	$3,883	$8,580
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	September 30, 2026
	Sales Type Lease Receivables						Loan Receivables	Total
	2026	2025	2024	2023	2022	Prior
Low	$108,122	$127,795	$123,999	$111,305	$69,831	$121,005	$294,618	$956,675
Medium	18,834	23,197	21,939	20,154	13,164	18,173	32,436	147,897
High	5,648	4,023	4,240	3,385	2,292	3,113	6,607	29,308
Not Scored	30,987	23,227	19,018	13,790	11,160	10,168	14,243	122,593
Total	$163,591	$178,242	$169,196	$148,634	$96,447	$152,459	$347,904	$1,256,473

	December 31, 2025
	Sales Type Lease Receivables						Loan Receivables	Total
	2025	2024	2023	2022	2021	Prior
Low	$150,688	$153,596	$153,844	$106,037	$76,774	$76,956	$336,943	$1,054,838
Medium	27,793	28,927	27,310	18,950	12,719	12,754	29,701	158,154
High	2,798	2,974	2,555	2,076	1,214	1,451	4,998	18,066
Not Scored	49,845	32,817	23,710	12,157	4,531	2,057	15,356	140,473
Total	$231,124	$218,314	$207,419	$139,220	$95,238	$93,218	$386,998	$1,371,531

Lease Income
Lease income from sales-type leases, excluding variable lease payments, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Profit recognized at commencement	$23,390	$18,677	$66,459	$56,493
Interest income	38,112	37,286	112,675	113,286
Total lease income from sales-type leases	$61,502	$55,963	$179,134	$169,779

Lessor Operating Leases
We lease mailing equipment under operating leases with terms of one to five years. Revenue from operating leases for both the three months ended September 30, 2026 and 2025 was $14 million, and revenue from operating leases for both the nine months ended September 30, 2026 and 2025 was $43 million. Maturities of operating leases are as follows:

Remainder 2026	$5,259
2027	23,216
2028	11,573
2029	8,043
2030	4,350
Thereafter	1,816
Total	$54,257

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
7. Intangible Assets and Goodwill

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$32,032	$(20,893)	$11,139	$32,032	$(18,490)	$13,542
Software & technology	1,230	(330)	900	1,230	(31)	1,199
Total intangible assets	$33,262	$(21,223)	$12,039	$33,262	$(18,521)	$14,741

Amortization expense was $1 million for both the three months ended September 30, 2026 and 2025 and $3 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively.
Future amortization expense as of September 30, 2026 is shown in the table below. Actual amortization expense may differ due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Remainder 2026	$900
2027	3,421
2028	2,871
2029	1,789
2030	939
Thereafter	2,119
Total	$12,039

Goodwill
Changes in the carrying value of goodwill by reporting segment are shown in the table below.

	December 31, 2025	Currency impact	September 30, 2026
SendTech Solutions	$522,924	$(7,494)	$515,430
Presort Services	223,763	—	223,763
Total goodwill	$746,687	$(7,494)	$739,193

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,843	$—	$—	$27,843
Mutual funds	10,868	—	—	10,868
Government securities	113	11,968	—	12,081
Corporate debt securities	—	41,900	—	41,900
Mortgage-backed securities	—	80,186	—	80,186
Asset-backed securities	—	19,840	—	19,840
Total assets	$38,824	$153,894	$—	$192,718
Liabilities:
Deferred compensation obligations	$—	$11,468	$—	$11,468
Total liabilities	$—	$11,468	$—	$11,468

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$47,239	$—	$—	$47,239
Mutual funds	11,852	—	—	11,852
Government securities	120	13,366	—	13,486
Corporate debt securities	—	43,895	—	43,895
Mortgage-backed securities	—	89,002	—	89,002
Asset-backed securities	—	20,203	—	20,203
Total assets	$59,211	$166,466	$—	$225,677
Liabilities:
Deferred compensation obligations	$—	$13,741	$—	$13,741
Total liabilities	$—	$13,741	$—	$13,741

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

Available-For-Sale Securities
Investment securities classified as available-for-sale are recorded at fair value. Changes in fair value due to market conditions are recorded in accumulated other comprehensive loss (AOCL), and changes in fair value due to credit conditions are recorded in earnings. There were no changes in fair value charged to earnings in the three months ended September 30, 2026 or 2025.

Available-for-sale securities consisted of the following:

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,926	$—	$(254)	$1,672
Government securities	18,895	—	(6,814)	12,081
Corporate debt securities	48,881	—	(6,981)	41,900
Mortgage-backed securities	102,509	—	(22,323)	80,186
Asset-backed securities	19,953	6	(119)	19,840
Total	$192,164	$6	$(36,491)	$155,679

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mutual funds	$1,886	$—	$(171)	$1,715
Government securities	19,043	—	(5,557)	13,486
Corporate debt securities	49,481	—	(5,586)	43,895
Mortgage-backed securities	107,652	—	(18,650)	89,002
Asset-backed securities	19,947	256	—	20,203
Total	$198,009	$256	$(29,964)	$168,301

The fair value of available-for-sale securities is reported on our Condensed Consolidated Balance Sheet as follows:

	September 30, 2026	December 31, 2025
Short-term investments	$1,672	$1,715
Other assets	154,007	166,586
Total	$155,679	$168,301

Investment securities in a loss position were as follows:

	September 30, 2026		December 31, 2025
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Greater than 12 continuous months
Mutual funds	$1,672	$254	$1,715	$171
Government securities	12,081	6,814	13,486	5,557
Corporate debt securities	41,900	6,981	43,895	5,586
Mortgage-backed securities	80,186	22,323	89,002	18,650
Total	$135,839	$36,372	$148,098	$29,964

Less than 12 continuous months
Asset-backed securities	$16,842	$119	$—	$—
Total	$16,842	$119	$—	$—
At September 30, 2026, substantially all securities in the investment portfolio were in an unrealized loss position. However, we have not recorded an allowance for credit loss or an impairment charge as we have the ability and intent to hold these securities until recovery of the unrealized losses and expect to receive the stated principal and interest at maturity.
Scheduled maturities of available-for-sale securities at September 30, 2026 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$1,926	$1,672
After 1 year through 5 years	62,131	57,109
After 5 years through 10 years	3,814	3,208
After 10 years	124,293	93,690
Total	$192,164	$155,679
Actual maturities may not coincide with scheduled maturities as certain securities contain early redemption features and/or allow for the prepayment of obligations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
Held-to-Maturity Securities
The carrying value and fair value of investments classified as held-to-maturity is as follows:

	September 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Government securities	$21,447	$21,134	$19,865	$19,787
Other	4,230	3,763	4,408	4,134
Total	$25,677	$24,897	$24,273	$23,921

The carrying value of held-to-maturity securities is reported on our Condensed Consolidated Balance Sheet as follows:

	September 30, 2026	December 31, 2025
Short-term investments	$10,989	$10,522
Other assets	14,688	13,751
Total	$25,677	$24,273

Scheduled maturities of held-to-maturity securities at September 30, 2026 were as follows:

	Carrying value	Fair value
Within 1 year	$10,989	$10,873
After 1 year through 5 years	8,767	8,687
After 10 years	5,921	5,337
Total	$25,677	$24,897

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
The inputs used to estimate the fair value of debt were Level 2 and included recently executed transactions and market price quotations.

	September 30, 2026	December 31, 2025
Carrying value	$1,887,421	$1,993,038
Fair value	$1,911,974	$1,954,304

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
9. Restructuring Charges
Activity in our restructuring reserves was as follows:

	2025 Plan	2024 Plan	Total
Balance at January 1, 2026	$30,040	$1,793	$31,833
Amounts charged to expense	9,978	—	9,978
Cash payments	(33,799)	(1,793)	(35,592)
Noncash activity	(456)	—	(456)
Balance at September 30, 2026	$5,763	$—	$5,763

	2025 Plan	2024 Plan	Total
Balance at January 1, 2025	$—	$23,164	$23,164
Amounts charged to expense	1,836	15,206	17,042
Cash payments	—	(30,843)	(30,843)
Noncash activity	—	(1,396)	(1,396)
Balance at September 30, 2025	$1,836	$6,131	$7,967
Components of restructuring expense were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	2025 Plan	2025 Plan	2024 Plan	Total
Severance	$1,073	$1,797	$—	$1,797
Facilities and other	456	39	—	39
Total	$1,529	$1,836	$—	$1,836

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	2025 Plan	2025 Plan	2024 Plan	Total
Severance	$9,500	$1,797	$13,810	$15,607
Facilities and other	478	39	1,396	1,435
Total	$9,978	$1,836	$15,206	$17,042
The 2025 Plan was completed at the end of the second quarter of 2026. Under the 2025 Plan, we eliminated approximately 550 positions and incurred cumulative charges of $45 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
10. Debt
Total debt consisted of the following:

	Interest rate	September 30, 2026	December 31, 2025
Notes due March 2027	6.875%	$—	$346,700
Notes due March 2029	7.25%	476,000	326,000
Convertible Notes due August 2030	1.50%	230,000	230,000
Term loan due May 2031	SOFR + 2.10%	294,450	154,000
Term loan due March 2032	SOFR + 3.00%	584,029	588,567
Notes due January 2037	5.25%	25,441	31,666
Notes due March 2043	6.70%	308,514	349,279
Principal amount		1,918,434	2,026,212
Less: unamortized costs, net		31,013	33,174
Total debt		1,887,421	1,993,038
Less: current portion long-term debt		24,730	17,150
Long-term debt		$1,862,691	$1,975,888

In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029 with identical terms to the prior notes outstanding. In the second quarter of 2026, we borrowed an additional $150 million under the Term Loan due March 2028 and extended the maturity date to May 2031. The proceeds of the additional term loan borrowing were used to repay the Notes due March 2027. In the third quarter of 2026, we completed a tender offer and redeemed an aggregate $46 million of the Notes due January 2037 and Notes due March 2043 and recorded a gain of $5 million in other (income) expense. Also, in the third quarter of 2026, we amended the Term loan due March 2032 to reduce the spread by 0.75%.
We maintain a $450 million revolving credit facility (increased from $400 million in the first quarter of 2026) that matures in May 2031. This credit facility requires that we maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than (a) 4.75 to 1.00 for each of the fiscal quarters in 2026, (b) 4.50 to 1.00 for each of the fiscal quarters in 2027, (c) 4.25 to 1.00 for each of the fiscal quarters in 2028 and (d) 4.00 to 1.00 for each fiscal quarter thereafter. At September 30, 2026, we were in compliance with these financial covenants. During 2026, we borrowed an aggregate $177 million under this credit facility, $80 million of which was borrowed in the third quarter, and was fully repaid by September 30, 2026. At September 30, 2026, we have remaining borrowing capacity of $427 million. Borrowings under this credit facility are secured by assets of the Company.
The credit facility also contains provisions whereby if, on any day prior to December 14, 2028, the Notes due March 2029 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2029 plus $100 million, the Term loan due May 2031 and any borrowings under the revolving credit facility would become due on such date. Further, if on any day prior to May 16, 2030, the Convertible Notes due August 2030 (the "Convertible Notes") have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Convertible Notes plus $100 million, the Term loan due May 2031 and any borrowings under the revolving credit facility would become due on such date.
Prior to May 15, 2030, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and, thereafter, the Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is 70.4648 shares of common stock per $1,000 principal amount, or $14.19 per share, subject to adjustment.
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

Number of shares covered, subject to certain adjustments	16,207
Strike price, subject to certain adjustments	$14.19
Cap price, subject to certain adjustments	$22.26
Total premium paid	$24,702

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
11. Pensions and Other Benefit Programs
The components of net periodic benefit cost were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$6	$240	$290	$62	$65
Interest cost	12,363	13,070	5,932	5,987	866	1,042
Expected return on plan assets	(11,246)	(18,427)	(6,208)	(6,784)	—	—
Amortization of prior service (credit) cost	(5)	(5)	78	79	—	—
Amortization of net actuarial loss (gain)	6,434	4,974	2,736	2,329	(676)	(620)
Net periodic benefit cost (income)	$7,546	$(382)	$2,778	$1,901	$252	$487
Contributions to benefit plans	$1,007	$1,461	$1,383	$553	$2,977	$1,936

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$19	$730	$859	$180	$205
Interest cost	37,470	40,115	17,818	17,524	2,752	3,120
Expected return on plan assets	(33,629)	(55,727)	(18,657)	(19,897)	—	—
Amortization of prior service (credit) cost	(15)	(15)	235	230	—	—
Amortization of net actuarial loss (gain)	19,536	15,117	8,219	6,821	(1,400)	(1,842)
Settlement	364	—	871	—	—	—
Net periodic benefit cost (income)	$23,726	$(491)	$9,216	$5,537	$1,532	$1,483
Contributions to benefit plans	$3,484	$4,490	$7,782	$8,715	$8,877	$8,874
In the third quarter of 2026, we launched a lump-sum campaign for participants in the United States Qualified Pension Plan. As a result of the campaign, lump-sum payments totaling $66 million were made from plan assets in October 2026. We intend to execute a buy-out contract to transfer all remaining assets and liabilities of the plan to the insurance carrier before the end of the year.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2026 is 24.9% and 25.6% respectively, and includes a benefit of $4 million related to a state valuation allowance release. The effective tax rate for the nine months ended September 30, 2026 also includes a benefit of $2 million for the vesting of restricted stock. The effective tax rate for the three and nine months ended September 30, 2025 is 23.7% and 23.9%, respectively, and includes a benefit of $11 million and $13 million, respectively for the resolution of tax matters. The effective tax rate for the nine months ended September 30, 2025 also includes a benefit of $2 million for the vesting of restricted stock.
With regard to U.S. Federal income tax, the Internal Revenue Service examination of our consolidated U.S. income tax returns for tax years prior to 2022 are closed to audit. With regard to U.S. state and local returns, most jurisdictions are closed through 2019. For our significant non-U.S. jurisdictions, Canada is closed to examination through 2021 except for a specific issue (the issue is in appeals for 2016 through 2018 and under current examination for 2019 through 2022), India is currently under review for 2022 through 2024, and France, Germany and the U.K. are closed through 2019, 2020 and 2023, respectively.

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
The Company is involved in a dispute regarding agreements called “Equipment Supplements” with a former vendor for GEC that has resulted in three separate litigations. Kingsbridge Holdings, LLC, the parent company of Trilogy Leasing Co., LLC ("Trilogy"), filed suit against Pitney Bowes Inc. and Pitney Bowes Presort Services, LLC in November 2024, seeking more than $100 million in lease payments, interest, fees and additional, related damages. That suit is pending in the Northern District of Illinois. In addition, we had intervened in a case filed against Trilogy in the United States Bankruptcy Court for the Southern District of Texas by one of the GEC Debtors, challenging the amount of damages potentially recoverable by Trilogy. The parties have agreed that this Texas case is now moot and the bankruptcy Court has now dismissed the Texas case for lack of jurisdiction at our request. We have now raised the same arguments against the damage claims in the Illinois action.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
14. Stockholders’ Deficit
Changes in stockholders’ deficit were as follows:

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2026	$270,338	$2,698,586	$(790,426)	$(3,041,777)	$(863,279)
Net income	—	52,666	—	—	52,666
Other comprehensive income	—	—	445	—	445
Dividends paid ($0.10 per common share)	—	(13,708)	—	—	(13,708)
Issuance of common stock	—	(1,482)	—	2,017	535
Stock-based compensation expense	—	3,884	—	—	3,884
Repurchase of common stock	—	—	—	(17,280)	(17,280)
Balance at September 30, 2026	$270,338	$2,739,946	$(789,981)	$(3,057,040)	$(836,737)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at July 1, 2025	$270,338	$2,669,992	$(764,276)	$(2,712,863)	$(536,809)
Net income	—	51,963	—	—	51,963
Other comprehensive loss	—	—	(1,078)	—	(1,078)
Dividends paid ($0.08 per common share)	—	(13,299)	—	—	(13,299)
Issuance of common stock	—	(54,406)	—	50,840	(3,566)
Stock-based compensation expense	—	2,751	—	—	2,751
Repurchase of common stock	—	—	—	(161,500)	(161,500)
Balance at September 30, 2025	$270,338	$2,657,001	$(765,354)	$(2,823,523)	$(661,538)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2026	$270,338	$2,655,703	$(789,132)	$(2,939,269)	$(802,360)
Net income	—	160,712	—	—	160,712
Other comprehensive loss	—	—	(849)	—	(849)
Dividends paid ($0.29 per common share)	—	(40,599)	—	—	(40,599)
Issuance of common stock	—	(52,826)	—	87,954	35,128
Stock-based compensation expense	—	16,956	—	—	16,956
Repurchase of common stock	—	—	—	(205,725)	(205,725)
Balance at September 30, 2026	$270,338	$2,739,946	$(789,981)	$(3,057,040)	$(836,737)

	Common stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2025	$270,338	$2,671,868	$(839,171)	$(2,681,468)	$(578,433)
Net income	—	117,360	—	—	117,360
Other comprehensive income	—	—	73,817	—	73,817
Dividends paid ($0.21 per common share)	—	(36,905)	—	—	(36,905)
Issuance of common stock	—	(110,360)	—	109,719	(641)
Stock-based compensation expense	—	15,038	—	—	15,038
Repurchase of common stock	—	—	—	(251,774)	(251,774)
Balance at September 30, 2025	$270,338	$2,657,001	$(765,354)	$(2,823,523)	$(661,538)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
15. Accumulated Other Comprehensive Loss
Reclassifications out of AOCL were as follows:

	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available-for-sale securities
Financing and other revenue	$—	$—	$—	$(505)
Income tax benefit	—	—	—	(126)
Net of tax	$—	$—	$—	$(379)

Pension and postretirement benefit plans
Prior service costs	$(73)	$(74)	$(220)	$(215)
Actuarial losses	(8,494)	(6,683)	(26,355)	(20,096)
Settlement	—	—	(1,235)	—
Total before tax	(8,567)	(6,757)	(27,810)	(20,311)
Income tax benefit	(2,129)	(1,674)	(7,041)	(5,039)
Net of tax	$(6,438)	$(5,083)	$(20,769)	$(15,272)

Changes in AOCL, net of tax were as follows:

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2026	$(22,569)	$(713,098)	$(53,465)	$(789,132)
Other comprehensive loss before reclassifications	(5,156)	—	(16,462)	(21,618)
Reclassifications into earnings	—	20,769	—	20,769
Net other comprehensive (loss) income	(5,156)	20,769	(16,462)	(849)
Balance at September 30, 2026	$(27,725)	$(692,329)	$(69,927)	$(789,981)

	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2025	$(29,597)	$(704,818)	$(104,756)	$(839,171)
Other comprehensive income before reclassifications	5,680	—	52,486	58,166
Reclassifications into earnings	379	15,272	—	15,651
Net other comprehensive income	6,059	15,272	52,486	73,817
Balance at September 30, 2025	$(23,538)	$(689,546)	$(52,270)	$(765,354)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)
16. Supplemental Financial Statement Information
Activity in the allowance for credit losses, other than finance receivables (see Note 6 for further information) is presented below.

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of year	$17,973	$27,096
Amounts charged to expense	4,123	(3,608)
Write-offs, recoveries and other	(5,038)	(4,885)
Balance at end of period	$17,058	$18,603

Accounts and other receivables	$6,592	$8,137
Other current assets and prepayments	10,466	10,466
Total	$17,058	$18,603
Amounts charged to expense in 2025 includes a credit of $9 million related to a DIP Facility reimbursement.

Interest expense, net
Interest expense, net for the three months ended September 30, 2026 and 2025 includes $1 million and $2 million of interest income, respectively and interest expense, net for the nine months ended September 30, 2026 and 2025 includes $5 million and $6 million of interest income, respectively.

Other (income) expense
Other (income) expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) loss on debt redemption/refinancing	$(3,155)	$82	$(2,039)	$24,446
Benefit in connection with Ecommerce Restructuring	—	(1,063)	(633)	(7,818)
Other (income) expense	$(3,155)	$(981)	$(2,672)	$16,628

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash interest paid	$114,025	$119,863
Cash income tax payments, net	$26,477	$22,598
Noncash activity
Capital assets obtained under capital lease obligations	$9,110	$3,316

As of September 30, 2026, we have entered into leases with aggregate payments of $8 million and terms ranging from five to six years that have not commenced.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Total revenue	$456,182	$459,675	(1)%
Total cost of revenue	208,874	215,396	3%
Selling, general and administrative	139,201	144,154	3%
Research and development	3,383	3,409	1%
Restructuring charges	1,529	1,836	17%
Interest expense, net	25,984	26,072	—%
Other components of pension and postretirement cost	10,274	1,645	>(100%)
Other income	(3,155)	(981)	>100%
Income before taxes	70,092	68,144	3%
Provision for income taxes	17,426	16,181	(8)%
Net income	$52,666	$51,963	1%

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Total revenue	$1,385,093	$1,415,004	(2)%
Total cost of revenue	635,726	654,078	3%
Selling, general and administrative	401,324	480,611	16%
Research and development	10,560	11,773	10%
Restructuring charges	9,978	17,042	41%
Interest expense, net	80,556	75,279	(7)%
Other components of pension and postretirement cost	33,564	5,446	>(100%)
Other (income) expense	(2,672)	16,628	>100%
Income before taxes	216,057	154,147	40%
Provision for income taxes	55,345	36,787	(50)%
Net income	$160,712	$117,360	37%
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

SEGMENT RESULTS
Our segments include SendTech Solutions and Presort Services. Management measures segment profitability and performance using adjusted segment earnings before interest and taxes (EBIT). Adjusted segment EBIT is calculated as segment revenues less the related costs and expenses attributable to the segment. Segment results exclude interest, including finance interest, taxes, corporate expenses, restructuring charges and other items not allocated to the segments. Effective January 1, 2026, we are also excluding expense related to U.S. and Canada pension plans that we have taken steps to terminate. Prior periods were not recast.

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
Financial results for the SendTech Solutions segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% change
Services	$137,106	$140,583	(2)%
Products	90,257	89,712	1%
Financing and other	77,892	80,487	(3)%
Total revenue	305,255	310,782	(2)%

Cost of services	47,973	47,613	(1)%
Cost of products	47,688	54,293	12%
Cost of financing and other	3,282	3,493	6%
Total costs of revenue	98,943	105,399	6%

Gross margin	206,312	205,383	—%
Gross margin %	67.6%	66.1%

Selling, general and administrative	84,082	99,009	15%
Research and development	3,773	3,718	(1)%
Other components of pension and post retirement cost	3,422	1,597	>(100%)
Adjusted Segment EBIT	$115,035	$101,059	14%
SendTech Solutions revenue decreased $6 million in the third quarter of 2026 compared to the prior year period. Services revenue decreased $3 million compared to the prior year period primarily due to a declining meter population, which was partially offset by higher revenue from a cross-border services contract. Financing and other revenue declined $3 million compared to the prior year period primarily due to a decline in our leasing portfolio. Products revenue increased $1 million primarily due to a significant deal in the current quarter, partially offset by a large international deal in the prior year period.
Gross margin increased $1 million and gross margin percentage increased to 67.6% from 66.1% compared to the prior year period primarily driven by favorable product mix.
Selling, general and administrative ("SG&A") expense declined $15 million compared to the prior period primarily driven by lower employee-related expenses of $8 million, lower marketing expenses of $2 million, lower depreciation and amortization expense of $2 million and lower equipment maintenance expense of $1 million.
Adjusted segment EBIT was $115 million in the third quarter of 2026 compared to $101 million for the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% change
Services	$422,159	$421,431	—%
Products	266,430	273,782	(3)%
Financing and other	239,543	242,891	(1)%
Total revenue	928,132	938,104	(1)%

Cost of services	148,365	146,904	(1)%
Cost of products	137,811	159,699	14%
Cost of financing and other	9,890	10,479	6%
Total costs of revenue	296,066	317,082	7%

Gross margin	632,066	621,022	2%
Gross margin %	68.1%	66.2%

Selling, general and administrative	259,079	304,052	15%
Research and development	11,479	12,325	7%
Other components of pension and post retirement costs	10,265	5,304	(94)%
Adjusted Segment EBIT	$351,243	$299,341	17%
SendTech Solutions revenue decreased $10 million in the first nine months of 2026 compared to the prior year period. Revenue in 2025 includes an unfavorable adjustment of $4 million related to prior periods. Products revenue declined $7 million primarily due to customers opting to extend leases of their existing advanced-technology equipment rather than purchase new equipment as well as a declining meter population. Financing and other revenue declined $3 million compared to the prior year period primarily due to a decline in our lease portfolio. Services revenue was flat compared to the prior year period driven by higher revenue in a cross-border services contract and higher subscription revenue which was offset by a declining meter population.
Gross margin increased $11 million and gross margin percentage increased to 68.1% from 66.2% compared to the prior year period primarily driven by a $5 million tariff refund in 2026, the unfavorable revenue adjustment of $4 million in 2025 and favorable product mix.
SG&A expense declined $45 million compared to the prior year period primarily driven by lower employee-related expenses of $19 million, lower professional and outsourcing fees of $6 million, lower marketing expenses of $6 million, lower depreciation and amortization expense of $5 million and lower equipment maintenance expense of $4 million.
Adjusted segment EBIT was $351 million in the first nine months of 2026 compared to $299 million for the prior year period.

Presort Services
Presort Services is the largest workshare partner of the USPS and national outsource provider of mail sortation services that allow clients to qualify large volumes of First Class Mail, First Class Flats, Marketing Mail, and Marketing Mail Flats/Bound Printed Matter for postal worksharing discounts.
Financial results for the Presort Services segment was as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Services	$150,927	$148,893	1%
Cost of services	101,465	98,492	(3)%
Gross Margin	49,462	50,401	(2)%
Gross Margin %	32.8%	33.9%

Selling, general and administrative	17,569	17,728	1%
Other components of net pension and postretirement cost	32	47	32%
Adjusted segment EBIT	$31,861	$32,626	(2)%
Revenue increased $2 million in the third quarter of 2026 compared to the prior year period primarily due to a 4% increase in total mail volumes partially offset by pricing actions. The processing of First Class Flats, First Class Mail and Marketing Mail Flats/Bound Printed Matter contributed revenue increases of $3 million, $1 million and $1 million, respectively, partially offset by a revenue decrease in Marketing Mail of $3 million.
Gross margin decreased $1 million and gross margin percentage decreased to 32.8% from 33.9% in the prior period primarily due to increased transportation and fuel costs of $6 million, which was offset by lower employee-related benefits.
SG&A expense decreased slightly compared to the prior year period.
Adjusted segment EBIT was $32 million in the third quarter of 2026 compared to $33 million in the prior year period.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	% Change
Services	$456,961	$476,900	(4)%
Cost of services	312,584	299,279	(4)%
Gross Margin	144,377	177,621	(19)%
Gross Margin %	31.6%	37.2%

Selling, general and administrative	53,226	54,134	2%
Other components of net pension and postretirement costs	106	142	25%
Adjusted segment EBIT	$91,045	$123,345	(26)%
Revenue decreased $20 million in the first nine months of 2026 compared to the prior year period primarily due to a 2% decline in total mail volumes driven by a broader market decline, client losses from the first half of 2025 and pricing actions. The processing of First Class Mail, Marketing Mail and First Class Flats contributed revenue decreases of $12 million, $6 million and $4 million, respectively, partially offset by a revenue increase in Marketing Mail Flats/Bound Printed Matter of $2 million.
Gross margin decreased $33 million and gross margin percentage decreased to 31.6% from 37.2% in the prior period primarily due to lower revenue and increased transportation and fuel costs of $15 million.
SG&A expense decreased $1 million compared to the prior year period.
Adjusted segment EBIT was $91 million in the first nine months of 2026 compared to $123 million in the prior year period.

CORPORATE EXPENSES
The majority of operating expenses are recorded directly or allocated to our reportable segments. Operating expenses not recorded directly or allocated to our reportable segments are reported as corporate expenses, and primarily represent corporate administrative functions such as finance, human resources, legal and information technology.
Corporate expenses were as follows:

	Three Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	Actual % change
Corporate expenses	$32,980	$26,350	(25)%
Corporate expenses for the third quarter of 2026 increased $7 million compared to the prior year period primarily due to higher employee-related expenses of $12 million, partially offset by lower depreciation expense of $2 million, lower insurance expense of $1 million and lower excise tax of $1 million.

	Nine Months Ended September 30,
			Favorable/(Unfavorable)
	2026	2025	Actual % change
Corporate expenses	$81,942	$93,369	12%
Corporate expenses for the first nine months of 2026 decreased $11 million compared to the prior year period primarily due to lower insurance expense of $6 million and lower depreciation expense of $6 million.

CONSOLIDATED EXPENSES
SG&A Expense
SG&A expense decreased $5 million in the third quarter of 2026 compared to the prior year period. In addition to the changes in SG&A expense previously discussed, SG&A also increased $2 million due to higher non-cash foreign currency revaluation gains/losses on intercompany loans.
SG&A expense decreased $79 million in the first nine months of 2026 compared to the prior year period. In addition to the changes in SG&A expense previously discussed, SG&A also declined $28 million due to lower non-cash foreign currency revaluation gains/losses on intercompany loans partially offset by higher transaction and strategic review costs of $5 million.
Restructuring charges
Restructuring charges decreased slightly in the third quarter of 2026 and $7 million in the first nine months of 2026 compared to the prior year periods primarily due to a reduction in the number of actions taken during the current year compared to the prior year.
Interest expense, net
We allocate a portion of total interest expense to finance interest expense which is included in Cost of financing and other. Total interest expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense, net	$25,984	$26,072	$80,556	$75,279
Allocated finance interest expense	8,466	11,215	27,077	37,392
Total interest expense	$34,450	$37,287	$107,633	$112,671
Total interest expense declined $3 million in the third quarter of 2026 and $5 million in the first nine months of 2026 compared to the prior year periods primarily due to a reduction in total debt and lower effective interest rates. The decline in allocated finance interest expense was driven primarily by a decline in finance receivables.

Other components of net pension and postretirement cost
Other components of net pension and postretirement cost increased $9 million in the third quarter of 2026 and $28 million in the first nine months of 2026 compared to the prior year periods primarily due to the lower expected return on pension plan assets year over year driven by the U.S. and Canada buy-in contracts. The amount of other components of net pension and postretirement cost recognized each year will vary based on actuarial assumptions and actual results of our pension plans. See Note 11 to the Condensed Consolidated Financial Statements for further information.
Other (income) expense
See Note 16 to the Condensed Consolidated Financial Statements for further information.
Income taxes
See Note 12 to the Condensed Consolidated Financial Statements for further information.

OUTLOOK
For full year 2026, we expect low to mid-single digit decline in revenue driven by the continued secular decline in mailing. We expect low-single digit decline to low-single digit growth in Adjusted EBIT, primarily driven by higher transportation costs and competitive pricing pressures, partially offset by lower worldwide operating costs from previous and continued cost-cutting actions and stronger than expected year-to-date results.
The transportation market continues to experience significant volatility due to higher third-party carrier spot rates, driver shortages and increases in oil and diesel fuel prices caused by the Iran conflict. These factors have impacted our financial results and are expected to continue to adversely impact our financial results in the fourth quarter.
We will also continue to implement capital allocation strategies to opportunistically reduce debt and lower interest costs, return capital to our shareholders through share repurchases and dividends and pursue other long-term investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to credit markets, including borrowing capacity under our revolving credit facility. At September 30, 2026, we had cash and cash equivalents of $269 million, which includes $64 million held at our foreign subsidiaries used to support their liquidity needs. We believe that existing cash and cash equivalents, cash generated from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our cash needs and meet our obligations for the next 12 months.
Cash Flow Summary
Changes in cash and cash equivalents were as follows:

	2026	2025	Change
Net cash from operating activities	$348,212	$161,557	$186,655
Net cash from investing activities	(28,637)	(110,531)	81,894
Net cash from financing activities	(335,098)	(202,387)	(132,711)
Effect of exchange rate changes on cash and cash equivalents	(850)	2,629	(3,479)
Change in cash and cash equivalents	$(16,373)	$(148,732)	$132,359
Operating Activities
Cash flows from operating activities for the first nine months of 2026 improved $187 million compared to the prior year period primarily due to higher net income and changes in working capital, primarily driven by lower accounts payable and accrued liability payments and inventory spending.
Investing Activities
Cash flows from investing activities for the first nine months of 2026 improved $82 million compared to the prior year period primarily due to lower investments in loan receivables of $77 million and higher cash from investment activities of $12 million, partially offset by a $9 million DIP Facility reimbursement in the prior year.
Financing Activities
Cash flows from financing activities for the first nine months of 2026 declined $133 million compared to the prior year period. Net cash from debt activities decreased $265 million as net cash of $110 million was used to redeem/refinance debt in 2026 whereas we received net cash of $155 million in 2025. This decrease was partially offset by higher cash from changes in customer account deposits at PB Bank of $50 million, lower common stock repurchases of $46 million, a capped call payment of $25 million in 2025 associated with a convertible notes issuance and higher proceeds from stock option exercises of $15 million.
We paid dividends of $41 million in the first nine months of 2026. Each quarter, our Board of Directors considers whether to approve the payment of a dividend. We currently expect to continue paying a quarterly dividend; however, no assurances can be given.

Debt and Financing Activities
In the first quarter of 2026, we issued an additional aggregate $150 million of the Notes due March 2029 with identical terms to the prior notes outstanding. In the second quarter of 2026, we borrowed an additional $150 million under the Term Loan due March 2028 and extended the maturity date to May 2031. The proceeds of the additional term loan borrowing were used to repay the Notes due March 2027. In the third quarter of 2026, we completed a tender offer and redeemed an aggregate $46 million of the Notes due January 2037 and Notes due March 2043 and recorded a gain of $5 million in other (income) expense. Also, in the third quarter of 2026, we amended the Term loan due March 2032 to reduce the spread by 0.75%.
We maintain a $450 million revolving credit facility (increased from $400 million in the first quarter of 2026) that matures in May 2031. This credit facility requires that we maintain (with maintenance tested quarterly) (i) a Consolidated Interest Coverage Ratio (as defined in the credit facility agreement) of not less than 2.00 to 1.00, (ii) a Consolidated Secured Net Leverage Ratio (as defined in the credit facility agreement) of no greater than 3.00 to 1.00 and (iii) a Consolidated Total Net Leverage Ratio (as defined in the credit facility agreement) of no greater than (a) 4.75 to 1.00 for each of the fiscal quarters in 2026, (b) 4.50 to 1.00 for each of the fiscal quarters in 2027, (c) 4.25 to 1.00 for each of the fiscal quarters in 2028 and (d) 4.00 to 1.00 for each fiscal quarter thereafter. At September 30, 2026, we were in compliance with these financial covenants. During 2026, we borrowed an aggregate $177 million under this credit facility, $80 million of which was borrowed in the third quarter, and was fully repaid by September 30, 2026. At September 30, 2026, we have remaining borrowing capacity of $427 million. Borrowings under this credit facility are secured by assets of the Company.

The credit facility also contains provisions whereby if, on any day prior to December 14, 2028, the Notes due March 2029 have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Notes due March 2029 plus $100 million, the Term loan due May 2031 and any borrowings under the revolving credit facility would become due on such date. Further, if on any day prior to May 16, 2030, the Convertible Notes due August 2030 (the "Convertible Notes") have not been redeemed in full and liquidity is less than an amount equal to the amount to redeem the Convertible Notes plus $100 million, the Term loan due May 2031 and any borrowings under the revolving credit facility would become due on such date.
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
The conversion rate is 70.4648 shares of common stock per $1,000 principal amount, or $14.19 per share, subject to adjustment. Conversions of the Convertible Notes will be settled by paying cash up to the aggregate principal amount of the Convertible Notes being converted and by delivering shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
Off-Balance Sheet Arrangements
At September 30, 2026, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2026.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors
There were no material changes to the risk factors identified in Item 1A of our 2025 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
On February 16, 2026, the Board of Directors authorized an increase in our $250 million share repurchase program to $750 million. Subject to limitations in our Credit Agreement, common stock repurchases may be made from time to time in open market or private transactions (including, without limitation, pursuant to one or more 10b5-1 trading plans, accelerated share repurchase programs, and any other method that the Company may deem advisable) and may be discontinued at any time. The following table provides information about common stock purchases during the three months ended September 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance				$183,193
July 2026	—	$—	—	$183,193
August 2026	286,145	$16.75	286,145	$178,400
September 2026	739,674	$16.88	739,674	$165,914
	1,025,819	$16.84	1,025,819
From October 1, 2026 through October 23, 2026, we purchased an additional 649,378 shares for a total of $11 million.

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended September 30, 2026, no directors or officers of the Company entered into, modified or terminated any contracts, instructions or written plans for the sale or purchase of Company securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

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
10.1
Fifth Amendment to Credit Agreement, dated as of September 29, 2026, among the Company, the other Loan Parties party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 30, 2026)

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

PITNEY BOWES INC.

Date:	October 29, 2026
/s/ Paul Evans

Paul Evans
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

/s/ Lauren Thomas DeFina

Lauren Thomas DeFina
Vice President and Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)